Form 10-Q
period 2015-09-30
Nivalis Therapeutics, Inc.
filed 2015-11-03
CIK 1626199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻		Accelerated filer	◻
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻     No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2015 was 15,451,821.

NIVALIS THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Nivalis Therapeutics, Inc.

Balance Sheets

(In thousands, except for share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,555	$27,812
Marketable securities	35,096	—
Prepaid expenses and other current assets	996	630
Total current assets	93,647	28,442

Property and equipment and other assets, net	195	101
Total assets	$93,842	$28,543

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,552	$929
Accrued direct program expenses	1,457	1,244
Accrued employee benefits	1,336	210
Accrued other liabilities	120	32
Total current liabilities	4,465	2,415

Commitments and contingencies

Convertible preferred stock with liquidation preference; $0.001 par value; zero and 23,228,986 shares authorized, respectively; zero and 19,978,986 shares issued and outstanding, respectively	—	41,880

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and zero shares authorized, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 35,000,000 shares authorized, respectively; 15,451,821 and 2,211,158 shares issued and outstanding, respectively	15	2
Additional paid-in capital	231,621	110,265
Accumulated other comprehensive income	15	—
Accumulated deficit	(142,274)	(126,019)
Total stockholders’ equity (deficit)	89,377	(15,752)
Total liabilities and stockholders’ equity (deficit)	$93,842	$28,543

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	4,279	2,164	11,761	9,378
General and administrative	1,822	490	4,507	1,623
Loss from operations	(6,101)	(2,654)	(16,268)	(11,001)

Other income, net	12	35	13	296
Interest expense	—	(392)	—	(845)
Net loss	(6,089)	(3,011)	(16,255)	(11,550)
Gain on extinguishment of convertible debt as a capital transaction	—	378	—	378
Net loss attributable to common stockholders	$(6,089)	$(2,633)	$(16,255)	$(11,172)

Change in unrealized gains (losses) on marketable securities	15	—	15	—
Comprehensive loss	$(6,074)	$(2,633)	$(16,240)	$(11,172)

Weighted average shares outstanding - basic and diluted	15,451	343	7,322	223
Net loss per share attributable to common stockholders - basic and diluted	$(0.39)	$(7.68)	$(2.22)	$(50.10)

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Series 1		Series 2
	Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of December 31, 2014	8,813	$11,945	11,166	$29,935	2,211	$2	$110,265	$—	$(126,019)	$(15,752)
Conversion of convertible preferred stock to common stock	(8,813)	(11,945)	(11,166)	(29,935)	6,916	7	41,873	—	—	41,880
Issuance of common stock, net of $9.8 million of offering costs	—	—	—	—	6,325	6	78,765	—	—	78,771
Employee stock-based compensation expense	—	—	—	—	—	—	718	—	—	718
Change in unrealized gains (losses) on marketable securities	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	(16,255)	(16,255)
Balance as of September 30, 2015	—	$—	—	$—	15,452	$15	$231,621	$15	$(142,274)	$89,377

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(16,255)	$(11,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47	70
Loss on disposal of assets	—	2
Stock-based compensation expense	718	57
Change in value of preferred stock warrant liabilities and derivative	—	(296)
Amortization of deferred financing costs and noncash interest	—	708
Changes in operating assets and liabilities:
Prepaid expenses and other	(366)	25
Accounts payable	623	(304)
Accrued direct program expenses	213	146
Accrued employee benefits	1,126	(192)
Accrued other liabilities	88	55
Net cash used in operating activities	(13,806)	(11,279)

Investing activities
Purchases of property and equipment	(142)	(4)
Purchases of marketable securities	(35,081)	—
Net cash used in investing activities	(35,223)	(4)

Financing activities
Proceeds from issuance of common stock, net of offering costs	78,772	—
Decrease in restricted cash	—	2,500
Proceeds from notes payable, net	—	11,913
Principal payment on debt	—	(3,140)
Net cash provided by financing activities	78,772	11,273

Net increase (decrease) in cash and cash equivalents	29,743	(10)
Cash and cash equivalents, beginning of period	27,812	1,098
Cash and cash equivalents, end of period	$57,555	$1,088

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$165
Conversion of convertible preferred stock to common stock	$41,880	$—
Conversion of convertible debt and accrued interest to convertible preferred stock, net	$—	$24,700

The accompanying notes are an integral part of these financial statements.

NIVALIS THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Organization and Description of Business

Nivalis Therapeutics, Inc., formerly N30 Pharmaceuticals, Inc. (the ‘‘Company’’ or ‘‘Nivalis’’) is a clinical stage pharmaceutical company committed to the discovery, development and commercialization of therapeutics for people with cystic fibrosis. In addition to developing innovative solutions intended to extend and improve the lives of people with cystic fibrosis, Nivalis plans to utilize its proprietary S-nitrosoglutathione reductase (GSNOR) inhibitor portfolio to develop therapeutics for other diseases.

The Company was incorporated on August 1, 2012, under the laws of the State of Delaware, upon the conversion of its predecessor entity N30 Pharmaceuticals, LLC (‘‘N30 LLC’’), from a Delaware limited liability company to a Delaware Corporation (the ‘‘Company Conversion’’). On February 11, 2015, the Company changed its name to Nivalis Therapeutics, Inc.

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of September 30, 2015, the Company had an accumulated deficit of $142.3 million. Net losses and net cash used in operating activities for the nine months ended September 30, 2015 were $16.3 million and $13.8 million, respectively. The Company anticipates that operating losses and net cash used in operating activities will continue and substantially increase over the next several years as it expands development activities for its N91115 product candidate.

The Company has historically financed its operations primarily through the sale of its equity securities and debt offerings. The Company will continue to be dependent upon such sources of funds until it is able to generate positive cash flows from its operations. Management has determined that the Company’s existing cash, cash equivalents and marketable securities as of September 30, 2015 will be sufficient to fund operations at least through the next twelve months.

The Company expects to fund future operations through the sale of its equity securities, incurring debt, entering into partnerships, or obtaining grants or other nondilutive sources of financing. There can be no assurance that sufficient funds from these sources will be available to the Company when needed or at all or on terms that are favorable to the Company. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. It could force the Company to delay, limit, reduce or terminate research and development programs and commercialization efforts or cause the Company to cease operations in full.

3. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes, including accrued liabilities and the fair value-based measurement of equity instruments. Actual results could differ materially from those estimates. The Company evaluates its estimates and assumptions as facts and circumstances dictate.

Unaudited Interim Financial Data

The balance sheet at December 31, 2014 was derived from audited financial statements, but does not include all the disclosures required by U.S. GAAP. The accompanying interim financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2014. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of September  30, 2015 and the results of operations and cash flows for the three and nine months ended September  30, 2015 and 2014. The results for the three and nine months ended September  30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim period.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities. The Company presents comprehensive loss and its components in the statements of operations and comprehensive loss for the three and nine months ended September  30, 2015.

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

Fair Value of Financial Instruments

The carrying amounts of cash equivalents and marketable securities approximate their fair value based upon quoted market prices. Certain financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, accounts payable, accrued direct program expenses, and accrued employee benefits, and other financial instruments included within current assets or current liabilities.

The Company accounted for warrants to purchase its redeemable preferred stock pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and classified them as liabilities. The fair value of the outstanding preferred stock warrant liabilities at December 31, 2013 was $267,750.  Subsequent to the completion of the Stock Conversion on September 23, 2014, whereby all outstanding shares of preferred stock were converted into shares of common stock, the fair value of the preferred stock warrant liabilities was remeasured and reclassified into equity. During the three and nine months ended September 30, 2014 a remeasurement gain of $4,000 and $265,750, respectively, was recognized in other income, net in the statement of operations and comprehensive loss. Upon the Stock Conversion, the remaining balance of $2,000 was reclassified from liabilities to equity.

Marketable Securities

The Company has designated marketable securities as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of stockholders' equity (deficit) until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. The cost of securities sold is based on the specific identification method. All marketable securities are subject to a periodic impairment review. The Company will recognize an impairment charge when a decline in the fair value of the investments below the cost basis is judged to be other-than-temporary.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and to provide disclosures when certain criteria are met. The guidance is effective for annual periods beginning in 2016 and interim reporting periods starting in the first quarter of 2017. Early application is permitted. The Company does not expect the standard will have a material impact on its disclosures.

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

Level 3 – inputs are unobservable inputs and include situations where there is little, if any, market activity for the balance sheet items at period end. Pricing inputs are unobservable for the terms and are based on the Company’s own estimates about the assumptions that a market participant would use in pricing as asset.

The Company’s financial instruments, including money market investments, corporate debt securities, and obligations of U.S. government agencies, are measured at fair value on a recurring basis. There were no transfers between levels for the nine months ended September 30, 2015.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2015 and December 31, 2014 (in thousands):

		Quoted prices	Quoted prices		Quoted prices
		in active	for similar assets		in active
		markets for	observable in the		markets for
	September 30,	identical assets	marketplace	December 31,	identical assets
Description	2015	(Level 1)	(Level 2)	2014	(Level 1)
Assets measured at fair value:
Money market investments	$16,305	$16,305	$—	$26,926	$26,926
Obligations of U.S. government agencies and corporate debt securities	75,248	—	75,248	—	—

4. Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities as of September 30, 2015 and December 31, 2014 (in thousands):

		Gross unrealized	Gross unrealized	Fair market
	Amortized Cost	gains	losses	value
September 30, 2015
Cash	$1,098	$-	$-	$1,098
Money market funds	16,305	-	-	16,305
Obligations of U.S. government agencies	22,094	3	-	22,097
Corporate debt securities	53,139	16	(4)	53,151
Total for September 30, 2015	$92,636	$19	$(4)	$92,651

December 31, 2014
Cash	$886	$–	$–	$886
Money market funds	26,926	–	–	26,926
Total for December 31, 2014	$27,812	$–	$–	$27,812

5. Notes Payable

As of September 30, 2015, the Company has no debt outstanding.

Loan and Security Agreement

During February 2011, the Company entered into a $5.0 million loan and security agreement (“Loan Agreement”) with Horizon Technology Finance (“Horizon”). The interest rate for these loans was 11.25%.  The Loan Agreement required that the Company maintain $2.5 million in an account that was subject to an Account Control Agreement and restricted the Company from withdrawing the funds from this account without Horizon’s prior written consent. During July 2014, the entire outstanding balance under the Loan Agreement was paid in full and the remaining restricted cash held by the Company was fully released. The payment also released all previously pledged assets held as collateral under the loan.

Convertible Debt

During February, March, April, June, July, August and September 2014 (the “2014 Notes”), the Company issued subordinated secured convertible debt to two investors totaling $12.0 million at an interest rate of 8.0% per annum. The outstanding principal and accrued and unpaid interest was convertible at the option of the investor into preferred shares in the Company.

The 2014 Notes included a change in control redemption which was deemed an embedded derivative. This redemption right and the right to convert at 75% of the price at which a new series of preferred stock was issued required the Company to bifurcate and separately account for the embedded derivatives, however the amount recorded and the impact on net loss was not material.

As part of the Stock Conversion on September 23, 2014, the holders of the 2014 Notes agreed to the issuance of shares of a newly created Series 1 convertible preferred stock in settlement of the 2014 Notes. The Company issued 8,813,203 Series 1 convertible preferred shares at a price of $1.40 per share through the settlement of $12,373,741 of convertible debt and related interest held by two separate investors.  This transaction resulted in a gain on extinguishment of $378,251, which was recognized through equity during the three months ended September 30, 2014, as this was a transaction with stockholders.

6. Stockholders’ Equity

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

Convertible Preferred Stock

Immediately prior to the Stock Conversion, the Company had six series of outstanding convertible preferred stock: Series A-1 convertible preferred stock, Series A-2 convertible preferred stock, Series C-1 convertible preferred stock, Series C-2 convertible preferred stock, Series D  convertible preferred stock and Series E convertible preferred stock. The convertible preferred stock was initially recorded at the issuance price on the date of issuance, net of issuance costs. On September 23, 2014 all outstanding preferred stock was converted into shares of common stock on an 11.556-for-1 basis. Concurrent with the Stock Conversion, a newly created Series 1 convertible preferred stock was issued in the settlement of the 2014 Notes. In November and December 2014, the Company raised $31.0 million gross proceeds in a private placement of Series 2 convertible preferred stock.

On June 22, 2015, prior to the closing of the Company’s IPO, all outstanding shares of convertible preferred stock, amounting to 19,978,986 shares, were automatically converted into 6,915,525 shares of common stock in accordance with the terms of the Company’s amended and restated certificate of incorporation then in existence.

As of September 30, 2015, the Company had no preferred stock or convertible preferred stock outstanding.

Common Stock

On June 22, 2015, the Company completed its IPO of 6,325,000 shares of its common stock, including 875,000 shares from the exercise of the underwriters’ over-allotment option. The Company received proceeds of $78.8 million from its IPO, net of $9.8 million in expenses and underwriters’ discounts and commissions relating to the issuance and distribution of the securities.

At September 30, 2015, shares of common stock have been reserved for issuance as follows (in thousands):

Options to purchase common stock - issued	1,804
Options to purchase common stock - unissued	588
Employee stock purchase plan	232
Common stock warrants	19
2,643

7. Net Loss per Share

The Company excluded the following common stock equivalents, outstanding as of the three and nine months ended September 30, 2015 and 2014, from the computation of diluted net loss per share for these same periods because they had an anti-dilutive impact on the computation (in thousands):

	September 30,
	2015	2014
Options to purchase common stock - issued	1,804	112
Unvested restricted common stock	1	5
Convertible preferred stock	—	3,051
Warrants to purchase convertible preferred and common stock	19	19
Total	1,824	3,187

8. Subsequent Events

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

Cystic fibrosis, or CF, is a life-shortening genetic disease that affects an estimated 70,000 people worldwide, predominately in the United States and Europe. CF is characterized by a defect in the chloride channel of human cells known as the “cystic fibrosis transmembrane conductance regulator,” or CFTR, which is caused by mutations in the CFTR gene. N91115 works through a novel mechanism of action called GSNOR inhibition to modulate the unstable and defective CFTR protein responsible for CF. GSNOR inhibition restores GSNO levels thereby modifying the chaperones responsible for CFTR protein degradation. This stabilizing effect increases the amount of CFTR protein at the cell surface and the function of the CFTR chloride channel which, in turn, leads to an increase in net chloride secretion. Nivalis discovered and owns exclusive rights to N91115 in the United States and all other major markets, including U.S. composition of matter patent protection until at least 2031.

Our Phase 1b clinical trial of N91115 in people having CF and having two copies of the F508del mutation was completed in September 2015. The randomized, double-blind, placebo-controlled, study of orally administered N91115 demonstrated favorable safety, tolerability and pharmacokinetics of various doses of N91115 (50, 100 and 200 mg twice daily) in a total of 51 people with CF. Furthermore, a trend toward a modest reduction in sweat chloride, a marker of CFTR activity, was observed in the highest dose tested.

A Phase 2 study of N91115 in people with CF who have two copies of the F508del mutation is planned to be initiated in the fourth quarter of 2015. This Phase 2 study is anticipated to be a twelve-week randomized, double-blind placebo-controlled clinical trial to demonstrate safety and efficacy of N91115 when added to Orkambi™ (lumacaftor/ivacaftor),  which is owned by Vertex Pharmaceuticals, Inc.

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

To date, we have not generated any revenue. Based on our current plans, we do not expect to generate any revenue for the foreseeable future. Since inception, we have financed our operations primarily through the proceeds from our IPO, as well as private placements of equity, debt and convertible debt. From our inception in July 2003 to September 30, 2015, we raised $225.0 million in net proceeds from these sources, of which all $5.0 million in debt has been repaid. As of September 30, 2015, we had cash, cash equivalents and marketable securities of $92.7 million and no debt.

We have incurred losses from operations in each year since our inception. Our net losses were $6.1 million and $16.3 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, we had an accumulated deficit of $142.3 million. We expect to continue incurring losses for the foreseeable future as we advance our lead product candidate, N91115, through clinical development, regulatory approval and, if approved, commercialization. We expect that research and development expenses will increase as we continue to develop our product candidates, and general and administrative costs will increase as we operate as a public company. We anticipate that we will need to raise additional capital in addition to the recently raised IPO proceeds prior to the commercialization of N91115 or any other potential product candidate. Until such time that we can generate revenue from product sales, which, based on our current development plans, we do not expect to occur until 2018 at the earliest, we expect to finance our operating activities primarily through selling equity, incurring debt, entering into partnerships, and obtaining grants or seeking other nondilutive sources of financing. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, if at all. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. It could force us to delay, limit, reduce or terminate our research and development programs and commercialization efforts or cause us to cease operations in full.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Direct program expenses:
N91115 for cystic fibrosis	$2,534	$814	$6,969	$2,795
N6022 for cystic fibrosis	—	—	—	1,603
Total direct program expenses	2,534	814	6,969	4,398

Personnel and other expenses
Salaries, benefits and stock-based compensation	1,209	1,153	3,548	3,936
Consulting and outsourced services	107	8	244	318
Facilities and depreciation	68	69	203	213
Other expenses	361	120	797	513
Total research and development expenses	$4,279	$2,164	$11,761	$9,378

All of our research and development expenses for the three and nine months ended September 30, 2015 and 2014 relate to the development of N91115 and, to a lesser extent, N6022. We have expended an aggregate of approximately $14.4 million for direct program expenses related to N91115 from inception through September 30, 2015. The successful development of N91115 or any other potential product candidate is uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when the period in which we receive material net cash inflows may commence, from N91115 or any other potential product candidate. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	the number and results of our clinical trials;
•	the number of clinical sites included in the trials;

•	the number of patients that ultimately participate in the trials;
•	the length of time required to enroll suitable patients; and
•	the ability to obtain a drug supply for our trials.

Our expenditures are subject to additional uncertainties, including the commercial uptake of Vertex’s Orkambi, our preclinical study and clinical trial expenses, our costs to acquire, develop and manufacture preclinical study and clinical trial materials, the timing of regulatory approval for N91115 and post-commercialization and other incremental research and development costs for N91115 or any other potential product candidate. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Changes in variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities were to require us to conduct preclinical studies or clinical trials beyond those which we anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the clinical development of our product candidates.

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

Other Income, Net

Other income, net consists primarily of the gain on the change in the fair value of preferred stock warrant liabilities. When all outstanding shares of preferred stock converted into shares of common stock on September 23, 2014, warrants exercisable for shares of our preferred stock automatically adjusted to become exercisable for shares of common stock, and therefore changes in the fair value of preferred stock warrant liabilities will no longer impact other income, net.

Interest Expense

Interest expense consists primarily of interest accrued on our previously outstanding convertible debt and interest paid on our previously outstanding Loan and Security Agreement with Horizon Technology Finance dated February 18, 2011, or the Horizon Loan. We repaid all outstanding principal and interest under the Horizon Loan in full in July 2014 and all principal and accrued interest under our convertible debt converted into equity in September 2014. Also included in interest expense is the amortization of the discount on the Horizon Loan and convertible debt during 2014.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014.

Research and Development Expenses.  Research and development expenses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Research and development expenses	$4,279	$2,164	$11,761	$9,378
Increase from prior period	$2,115	$—	$2,383	$—
% change from prior period	97.7%		25.4%

The increase in research and development expenses for the three months ended September 30, 2015 compared to the same period in the prior year was primarily due to an increase in direct program expenses for N91115 including clinical trial expenses which increased by $950,000 during the comparable periods due to the Phase 1b trial that was initiated during the first quarter of fiscal 2015 and completed in September 2015. The remaining increase in direct program expenses of approximately $770,000 was attributed to the production of N91115 for clinical trials and initiation of long-term toxicology studies.

The increase in research and development expenses for the nine months ended September 30, 2015 compared to the same period in the prior year was primarily due to an increase in direct program expenses of $2.6 million which was partially offset by decreased personnel and other expenses of $188,000. The increase in direct program expenses was largely driven by clinical trial expenses increasing by $2.7 million during the comparable periods due to the Phase 1b trial that was initiated during the first quarter of fiscal 2015 and completed in September 2015. During the first nine months of fiscal 2014, a smaller Phase 1a safety trial was in process. The remaining increase in direct program expenses of approximately $1.5 million was attributed to the production of N91115 for clinical trials and initiation of long-term toxicology studies. Partially offsetting these increases were decreased clinical trial expenses for N6022 of $1.6 million during the comparable periods as the Phase 1b trial of N6022 in people with CF was completed in April 2014. The decrease in personnel and other expenses during the nine months ended September 30, 2015 compared to the same period in the prior year was primarily attributable to a decrease in headcount as a result of a reduction in force that was implemented in July 2014.

General and Administrative Expenses.  General and administrative expenses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
General and administrative expenses	$1,822	$490	$4,507	$1,623
Increase from prior period	$1,332	$—	$2,884	$—

The increase in general and administrative expenses for the three and nine months ended September 30, 2015 compared to the same periods in the prior year was primarily due to increased expenses related to becoming and operating as a publicly-traded company, including increased salary expense, employee benefits and stock-based compensation expense tied to a revised employee incentive plan and the hiring of a new CEO and CFO during the early part of 2015. Additionally, audit fees, legal support costs, patent expenses, travel costs and various marketing and investor relations expenses increased by approximately $745,000 and  $1.5 million during the three and nine months ended September 30, 2015, respectively, compared with the same periods in the prior year.

Other Income, Net.

The decrease in other income, net for the three and nine months ended September 30, 2015 compared to the same periods in the prior year was primarily due to approximately $4,000 and $266,000 recorded as a gain during the three and nine months ended September 30, 2014, respectively, due to the change in the fair value of preferred stock warrant liabilities that were adjusted to fair market value. These preferred stock warrant liabilities were reclassified as a component of equity during September 2014. Therefore no similar mark‑to‑market adjustment was recorded during 2015.

Interest Expense.

There was no interest expense for the three and nine months ended September 30, 2015 due to repayment of the Horizon Loan in July 2014 and conversion of the convertible debt in September 2014 compared to the same periods in the prior year in which interest was paid on the outstanding Horizon Loan and interest accrued on the convertible debt outstanding.

Liquidity and Capital Resources

We have funded our operations primarily through the proceeds from our IPO in June 2015 as well as private placements of equity, convertible debt and the Horizon Loan. We received  $78.8 million in net proceeds from the IPO, $88.8 million in net proceeds from the issuance of convertible preferred stock, $52.4 million of net proceeds through the issuance of convertible debt and $5.0 million of gross proceeds from the issuance of the Horizon Loan, which was fully repaid in July 2014.  As of September 30, 2015, we had cash, cash equivalents and marketable securities of $92.7 million.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(13,806)	$(11,279)
Net cash used in investing activities	(35,223)	(4)
Net cash provided by financing activities	78,772	11,273
Net increase (decrease) in cash and cash equivalents	$29,743	$(10)

Operating Activities

During the nine months ended September 30, 2015, our net loss of $16.3 million included noncash charges of $765,000, primarily associated with stock‑based compensation. During this same period, our net operating liabilities, excluding cash, cash equivalents and marketable securities,  increased by approximately $1.7 million and thus decreased our net cash used in operating activities to $13.8 million. Net operating liabilities increased primarily because of higher accrued employee benefits of  $1.1 million,  increases in accounts payable and accrued direct program expenses of  $836,000,  and were slightly offset by increases in prepaid expenses of $366,000. Accrued employee benefit costs increased due to implementation of the 2015 employee incentive plan that was initiated at the beginning of the year. Increases in accounts payable and accrued direct program expenses were directly related to research and development costs for our Phase 1b clinical trial which began in the first quarter of 2015. Prepaid expenses increased due to higher prepaid premium costs for Directors and Officers insurance, upon becoming a public company.

During the first half of fiscal 2014, our net loss of $11.6 million included noncash charges of $541,000. During the same period, our net operating assets, excluding cash, cash equivalents and marketable securities,  increased by $270,000, largely the result of decreased accounts payable and decreased employee benefits.

Investing Activities

The net cash used in investing activities of $35.2 million for the nine months ended September 30, 2015 was primarily related to the purchase of marketable securities.

Financing Activities

The cash provided by financing activities for the nine months ended September 30, 2015 resulted from  $78.8 million of net proceeds for the sale of common stock in our IPO that closed during June 2015. The cash provided by financing activities for the nine months ended September 30, 2014 was primarily the result of $11.9 million received from the issuance of convertible debt and $2.5 million from the release of restricted cash associated with the Horizon Loan. These increases were partially offset by the full repayment during July 2014 of the then outstanding balance of  $3.1 million on the Horizon Loan.

Funding Requirements

We believe our existing cash, cash equivalents and marketable securities will provide resources to complete the Phase 2 clinical trial and to fund our operating expenses and capital expenditure requirements to mid-2017 when we expect to be enrolling patients in our Phase 3 clinical program for N91115. We have based these estimates on assumptions that may prove to be incorrect, and given the risks and uncertainties associated with drug development and commercialization, we could use our capital resources sooner than expected. Our present and future funding requirements will depend on many factors, including but not limited to:

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

Existing cash, cash equivalents and marketable securities will not be sufficient to fund our operations through successful development and commercialization of N91115 or any other potential product candidate. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned development and commercialization activities, which could harm our business. For more information as to the risks associated with our future funding requirements, see Item 1A. – “Risk Factors.”

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

We have not had any material adjustments to estimated amounts recorded in previous periods. At September 30, 2015 and December 31, 2014, we had accrued direct program expenses of $1.5 million and $1.2 million, respectively.

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

During 2014, we issued an aggregate of $12.0 million of convertible debt to investors. The 2014 convertible debt instruments contained a change in control redemption, which was deemed an embedded derivative and required us to bifurcate and separately account for the embedded derivative as a liability. These derivatives were recognized at fair value with an immaterial mark-to-market gain recognized in other income, net in the Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2014. The discount on the debt was amortized through interest expense for which an immaterial amount was recognized in the Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2014. All of this debt converted into shares of Series 1 convertible preferred stock in September 2014.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2015:

	Payments due by period
	(in thousands)
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	$6,824	$5,828	$996	$—	$—
Operating leases	696	278	279	139	—
Total obligations	$7,520	$6,106	$1,275	$139	$—

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2015, we had cash, cash equivalents and marketable securities of $92.7 million, consisting of deposits with commercial banks in checking, interest-bearing and demand money market accounts, corporate debt securities and obligations of U.S. government agencies. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a−15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. In connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report on changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter due to a transition period established by the Exchange Act for newly public companies.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

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

We are a clinical stage pharmaceutical company focused primarily on developing our lead product candidate, N91115, for CF. We have incurred significant net losses in each year since our inception, including net losses of $16.3 million and $11.6 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $142.3 million.

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

We have had recurring losses from operations and previous reports on our financial statements by our independent registered public accounting firm have included an explanatory paragraph with respect to our ability to continue as a going concern. We will likely not generate meaningful revenue until and unless N91115 or another potential product candidate is approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. We believe that our existing cash, cash equivalents and marketable securities and interest thereon will be sufficient to fund our projected operating requirements to mid‑2017. However, if we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation and dissolution could be significantly lower than the values reflected in our financial statements. The perception that we may not be able to continue as a going concern may have an adverse impact on our business due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, an investor could lose all or part of their investment in our company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate. We have never obtained approval for or commercialized a product candidate. Our N91115 development program is currently focused on demonstrating the clinical benefit of a triple therapy for CF patients. This triple therapy includes N91115, a CFTR stabilizer, administered with Vertex’s co‑formulated CFTR modulators, lumacaftor with ivacaftor, or lumacaftor/ivacaftor. We do not anticipate generating revenue from sales of N91115 or any other potential product candidate for the foreseeable future, if ever. Our ability to generate future revenue depends heavily on:

•	obtaining regulatory approval in the United States for N91115 in CF and equivalent foreign regulatory approvals;
•	the commercial launch of lumacaftor/ivacaftor in the U.S. and in other geographic regions;
•	the continued commercial viability of lumacaftor/ivacaftor as a leading therapy in CF;
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

Based upon our current operating plan, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements to mid‑2017 when we expect to be enrolling patients in our Phase 3 clinical trial for N91115. We will require additional funding prior to the completion of development, approval and commercialization of N91115. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected, or the FDA may require us to perform studies or trials in addition to those that we currently anticipate. We will need to raise additional funds if we choose to initiate clinical trials for a potential product candidate other than N91115 or to administer N91115 with drugs other than lumacaftor/ivacaftor. We will also need to raise additional funds if we need to obtain regulatory approval to expand the label for N91115 in distinct CF populations. In any event, we will require additional capital to obtain regulatory approval for, and the commercialization of, our product candidates.

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

We are a clinical stage pharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, acquiring and developing product and technology rights and conducting research and development activities. We have recently completed Phase 1b clinical development for N91115.  We have not obtained regulatory approval for N91115 or any other potential product candidate. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, achieved a later stage of clinical development or approved products on the market.

Our inability to utilize our net operating loss carryforwards before they expire may adversely affect our results of operations and financial condition.

As of December 31, 2014 we had federal and state net operating loss carryforwards of $34.6 million, which may be utilized against future federal and state income taxes. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change net operating loss carryforwards, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of our common stock, applying certain look‑through and aggregation rules, increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period, generally three years. Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause us to pay U.S. federal and state income taxes earlier than we would otherwise be required if such limitations were not in effect and could cause such NOLs to expire unused. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire beginning in 2032. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs, and our results of operations and financial condition may be adversely affected as a result. As of September 30, 2015, we have not performed a formal study to determine whether limitations to our NOLs have occurred or whether such limitations could result from the sale of shares in our initial public offering in June 2015. Such limitations could be significant.

Risks Relating to Clinical Development and Regulatory Approval

We depend almost entirely on the success of our lead product candidate, N91115, which has recently completed Phase 1b clinical testing, and will need regulatory approval, with which we have no experience, before it can be commercialized. We may not be able to obtain or may be delayed in obtaining regulatory approval for N91115.

We depend almost entirely on the success of our lead product candidate, N91115, which recently completed Phase 1b clinical testing. Regulatory agencies, including the FDA, ultimately must approve any product candidate before it can be promoted, marketed or commercially distributed. N91115 and any other potential product candidate we develop will be subject to extensive and rigorous review and regulation by governmental authorities. We have never obtained approval for or commercialized a product candidate. The timing of this process can be unpredictable and may include post‑marketing studies and surveillance, which would require the expenditure of additional resources beyond our existing cash, cash equivalents or marketable securities. Of the large number of drugs in development for approval in the United States, only a small percentage successfully complete the regulatory approval process and are commercialized. The success of N91115 depends on, among other things:

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

Our lead product candidate, N91115, is initially being developed for a triple therapy of N91115 along with Vertex’s lumacaftor/ivacaftor, and we may be unsuccessful in obtaining regulatory approval for, or commercially launching, N91115 if Vertex is unable to, or decides not to, proceed with its commercial launch of lumacaftor/ivacaftor in all geographic regions.

Our initial development plans for N91115 focus on a triple therapy of N91115 along with Vertex’s lumacaftor/ivacaftor, which was approved by the FDA on July 2, 2015, and recommended for approval by the European Union’s Committee for Medicinal Products for Human Use (CHMP) on September 25, 2015. Consequently, the development of N91115 depends upon the successful and timely commercial launch of lumacaftor/ivacaftor in the U.S. and the regulatory approval and commercial launch of lumacaftor/ivacaftor in other geographic regions. If Vertex is unable to, or decides not to proceed with its commercial launch of lumacaftor/ivacaftor in any geographic region, this could prevent or significantly delay our ability to advance N91115 through clinical development to commercialization.

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

To date, we have completed dose escalation and drug:drug interaction trials in healthy subjects and  pharmacokinetic and dose-ranging safety trials in CF patients as part of our Phase 1 clinical program. We need to complete our ongoing preclinical and toxicology studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials prior to submitting N91115 for regulatory approval. We have conducted limited safety studies in humans to date and have not yet commenced our planned Phase 2 or Phase 3 clinical programs to assess the safety and efficacy of N91115 in CF patients. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in late stage clinical development, even after seeing promising results in earlier clinical trials.

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

We may experience delays in clinical trials at any stage of development and testing of N91115 or any other potential product candidate. We plan to begin our Phase 2 clinical trial during the fourth quarter of 2015. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all.

Events, excluding our current dependence on the commercial launch of lumacaftor/ivacaftor in the U.S. and other geographic regions, which may result in a delay or unsuccessful completion of clinical trials for N91115, include:

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

In order to market any product candidate, we must establish and comply with numerous and varying regulatory requirements on a country‑by‑country basis regarding safety and efficacy. Approval in the United States by the FDA or by a regulatory agency in another country does not ensure approval by the regulatory authorities in other countries or jurisdictions or ensure approval for the same conditions of use. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-

consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be unrealized.

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

If our lead product candidate, N91115, is approved for the indications we are currently pursuing, it could compete with a range of therapeutic treatments that are in development. For example, although N91115 is being developed for a triple therapy of N91115 along with lumacaftor/ivacaftor, Vertex is developing other combinations that may obviate the applicability of N91115.

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

Obtaining formulary approval can be a complex and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell N91115 or any other potential product candidate into our target markets. Failure to obtain timely formulary approval and appropriate coverage will limit our commercial success.

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

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our potential product candidates or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States and in most European countries, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non‑enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

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

We are an early stage company with 26 full‑time employees and one part‑time employee as of November 3, 2015. As our development and commercialization plans and strategies develop, we expect to need additional research and development, managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

Prior to our initial public offering, which was completed in June 2015, there was no public market for shares of our common stock. Although our common stock is listed on The NASDAQ Global Market, an active trading market for our common stock may not develop or, if it develops, may not be sustained. The lack of an active market may impair the ability of our stockholders to sell their shares at the time they wish to sell them or at a price that they consider reasonable, which may reduce the fair market value of their shares. Further, an inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to enter into strategic partnership or acquire future products or licenses by using our common stock as consideration.

The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. For example, shares of our common stock have traded as high as $20.43 and as low as $7.59 in the four month period following our IPO date. These fluctuations could cause an investor to lose all or part of the value of his, her or its investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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

Our principal stockholders, which consist of entities affiliated with the Estate of Arnold H. Snider, III, Deerfield Management Company, L.P., RA Capital Healthcare Fund, LP, Wellington Management Company LLP and Tiger Partners, L.P., and certain of their affiliates, will beneficially own or control, directly or indirectly, approximately 54% As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders.

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

As of November 3, 2015, we have 200,000,000 shares of common stock authorized and 15,451,821 shares of common stock outstanding. Of these shares, the 6,325,000 shares sold during our IPO are freely tradable (other than any shares sold to existing investors who are subject to lock‑up agreements). We, our executive officers and directors, and holders of substantially all of our capital stock outstanding have entered into agreements with the underwriters in our initial public offering not to sell or otherwise dispose of shares of our common stock for a period of at least 180 days following completion of our initial public offering in June 2015, with certain exceptions. Immediately upon the expiration of this lock‑up period, and without giving effect to the purchase of shares by entities affiliated with certain of our existing stockholders approximately 2.8 million shares will be freely tradable pursuant to Rule 144 under the Securities Act by non‑affiliates and another approximately 6.9 million shares will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

Our initial public offering, or IPO, of common stock was effected through a Registration Statement on Form S-1 (File No. 333-204127) declared effective by the SEC on June 16, 2015. On June 22, 2015, we sold 6,325,000 shares of common stock, including 825,000 shares sold to the underwriter pursuant to its option to purchase such shares to cover over allotments, at an initial public offering price of $14.00 per share, for aggregate gross proceeds of $88.6 million. The underwriters of the offering were Cowen & Company, Stifel, Baird and H.C. Wainwright & Co.  Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

Through November 3, 2015, we had not used any of our IPO proceeds for working capital or general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

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
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2015	NIVALIS THERAPEUTICS, INC.

	By:	/s/ Jon Congleton
Jon Congleton
President and Chief Executive Officer; Director
(Principal Executive Officer)

	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and Accounting Officer)