Form 10-K
period 2015-12-31
Nivalis Therapeutics, Inc.
filed 2016-03-08
CIK 1626199

G i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015.

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number: 001-37449

Nivalis Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-8969493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3122 Sterling Circle, Suite 200 Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

(720) 945-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ◻     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ◻      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒      No   ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒      No   ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ◻     No   ☒

The aggregate market value of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant on June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was $177,549,046 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date of $15.15 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 29, 2016 was 15,462,030.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

NIVALIS THERAPEUTICS, INC.

FORM 10-K

PART I.

This Annual Report on Form 10-K and the information incorporated herein by reference includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our liquidity and future funding needs, our results of operations, financial condition, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change and depend on economic, financial, regulatory or other factors that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and the development of the industry in which we operate may differ materially from the forward-looking statements contained herein. You should also read carefully the factors described in the “Risk Factors” section of this Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

Any forward-looking statements that we make in this Annual Report on Form 10-K speak only as of the date of this report, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 1.BUSINESS

Overview

We are a clinical stage pharmaceutical company committed to the discovery, development and commercialization of product candidates for patients with cystic fibrosis, or CF. Our lead product candidate, N91115, is a small molecule compound that addresses a defect in the cystic fibrosis transmembrane conductance regulator, or CFTR, resulting from mutations in the CFTR gene, the underlying cause of CF. We believe N91115 is a first‑in‑class CFTR stabilizer that modulates CFTR activity through inhibition of S-nitrosoglutathione reductase, or GSNOR. GSNOR inhibition is a novel mechanism of action that we expect to be complementary to existing and future CFTR modulators. N91115 is the only clinical stage product candidate we know of designed to stabilize CFTR inside the cell and at the cell surface. We have shown in preclinical studies that the stabilizing effect of N91115 significantly increases and prolongs CFTR activity when added to other CFTR modulators. Currently, we are conducting a Phase 2 clinical trial in CF patients who have two copies of the F508del mutation, the most common CFTR mutation. This trial is designed to assess the efficacy and safety of N91115 in a triple therapy with two other CFTR modulators, lumacaftor/ivacaftor, which were developed by Vertex Pharmaceuticals, Inc. and have been approved for use in CF patients in the United States and Europe. We believe this triple therapy will improve patient outcomes and, ultimately, become a new standard of care in CF.

CF is a life‑shortening genetic disease that affects an estimated 70,000 people worldwide, including approximately 65,000 in the United States and Europe. There is no known cure for CF and the predicted median age of survival in the United States is approximately 41 years. CF is caused by mutations in the gene that encodes CFTR, a chloride channel that regulates the movement of salt and water into and out of cells. Defective CFTR results in decreased chloride secretion leading to the buildup of thick mucus in the lungs and other vital organs. Lung disease, the most critical manifestation of CF, is characterized by airway obstruction, infection and inflammation, such that more than 90%

of all CF patients die of respiratory failure. CF patients typically require lifelong treatment, with multiple daily medications, and frequently require hospitalization and potentially lung transplantation.

The focus of CF treatment has shifted from palliative care to the advancement of disease modifying CFTR modulators that target CFTR mutations. The most prevalent CFTR mutation is F508del, found in approximately 86% of CF patients in the United States and Europe. F508del patients suffer from a severely defective CFTR protein, which is misfolded, unstable and subject to increased degradation. In the United States, approximately 47% of CF patients are homozygous and have two copies of this mutation, and approximately 39% are heterozygous and have one copy. Due to the complexity of defects associated with the F508del mutation, we believe that effective treatment strategies in patients with this mutation will require multiple therapies with distinct mechanisms of action.

In patients with CF, decreased CFTR activity is due in part to reduced levels of S‑nitrosoglutathione, or GSNO, which is regulated by GSNO reductase, or GSNOR. GSNO modifies the function of certain CFTR chaperone proteins, and thereby improves the stability of F508del CFTR. Our preclinical studies have shown that N91115 is a selective and reversible inhibitor of GSNOR, and that GSNOR inhibition increases GSNO levels. The ultimate goal of our CFTR stabilizing therapy is to increase and prolong CFTR activity through GSNOR inhibition when N91115 is administered along with other CFTR modulators, thereby increasing chloride transport.

Our N91115 development program is currently focused on demonstrating the clinical benefit of a triple CFTR modulator therapy for CF patients homozygous for F508del. This triple therapy includes N91115, our CFTR stabilizer, administered with Vertex’s CFTR corrector, lumacaftor, and its CFTR potentiator, ivacaftor. We filed an investigational new drug application, or IND, for the commencement of clinical trials of N91115 with the U.S. Food and Drug Administration, or the FDA, on December 30, 2013. To date, we have completed dose escalation and drug-drug interaction trials in healthy subjects, a pharmacokinetic trial in CF patients, and a Phase 1b clinical trial that assessed safety and tolerability in CF patients who were homozygous for F508del. The goal of our Phase 2 clinical trial is to demonstrate the efficacy and safety of the triple therapy of N91115 along with lumacaftor/ivacaftor in CF patients homozygous for F508del. For this clinical trial, we are enrolling patients who are already being treated with commercially available lumacaftor/ivacaftor, and we expect to report top line results in the second half of 2016. We also intend to assess the efficacy of N91115 in CF patients with other mutations.

We own exclusive rights to N91115 in the United States and all other major markets, including U.S. composition of matter patent protection until at least 2031. We also received orphan drug and fast track designation for N91115 in early 2016, which provides us with certain marketing exclusivity and other benefits. Initially, we plan to pursue regulatory approval for N91115 in the regions where lumacaftor/ivacaftor is commercially available. Given the well‑characterized and clearly identified patient populations with CF, we plan to independently commercialize N91115 upon approval.

Our Strategy

Our primary strategy is to establish N91115 as an essential component of the standard of care in CF. Key elements of our overall strategy include:

•

Rapidly advancing N91115 through clinical development to regulatory approval.  We are currently conducting a Phase 2 clinical trial of N91115 and we expect to report top line results in the second half of 2016. This trial is designed to demonstrate the efficacy and safety of N91115 in a triple therapy along with lumacaftor/ivacaftor in CF patients homozygous for F508del. We received orphan drug designation for N91115 in the treatment of CF in January 2016 and fast track designation in February 2016. At the completion of Phase 2, we intend to seek breakthrough designation for N91115 and plan to proceed to a Phase 3 program in order to support regulatory approval of N91115.

•

Developing N91115 as an essential component of a new standard of care in CF, agnostic to other CFTR modulators, effective across multiple mutations and in all age groups.  In addition to lumacaftor and ivacaftor, there are other CFTR modulators that target CFTR activity currently under development or that may be developed in the future. We intend to expand the development of N91115 by testing it with other

CFTR modulators if, and as, they become available. We also intend to expand the development of N91115, which is currently focused on CF patients homozygous for F508del, to address other CF mutations, beginning with CF patients heterozygous for F508del with N91115 added to ivacaftor. Further, we plan to develop N91115 for pediatric patients as part of a therapy with other approved CFTR modulators.

•

Independently commercializing N91115.  We own exclusive rights to N91115 in the United States and all other major markets. Initially, we plan to pursue regulatory approval for N91115 in the regions where lumacaftor/ivacaftor is commercially available. Given the well‑characterized and clearly identified patient populations with CF, we plan to independently commercialize N91115. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement.

•

Utilizing our proprietary GSNOR inhibitor portfolio and know‑how to develop additional product candidates addressing other diseases.  We believe that the characteristics of our GSNOR inhibitor portfolio enable us, independently or with strategic partners, to potentially develop and commercialize a pipeline of GSNOR inhibitors for the treatment of patients with diseases other than CF.

Advantages of N91115

We believe N91115 has the following advantages that support rapid and successful development:

•

N91115 is a first‑in‑class CFTR stabilizer that increases and prolongs CFTR activity via a novel mechanism of action, GSNOR inhibition.  The goal of CF therapy is to maximize CFTR activity. We believe this can be best accomplished by employing a combination of CFTR modulators that work together. In patients who are homozygous for F508del, lumacaftor/ivacaftor has shown a statistically significant yet modest clinical benefit. We believe this is because the CFTR protein remains unstable and requires an additional CFTR modulator to stabilize its activity. Our preclinical data demonstrate that the addition of our first‑in‑class CFTR stabilizer, N91115, to non‑formulated lumacaftor and ivacaftor significantly improves CFTR activity. We believe that this effect is due to the restoration of GSNO levels through GSNOR inhibition. GSNOR inhibition modifies CFTR chaperone proteins, resulting in CFTR stabilization inside the cell and at the cell surface. This increases and prolongs CFTR activity thereby increasing chloride transport, which we believe will improve patient outcomes.

•

N91115 is well positioned for continued clinical development based on existing data.  We believe that N91115 is positioned for successful clinical development based on its preclinical safety and efficacy, and its clinical safety, tolerability, pharmacokinetic and pharmacodynamic, profiles. Data from the Phase 1b clinical trial showed no dose limiting toxicity and a trend toward a reduction in sweat chloride, a marker of CFTR modulation, at the highest dose tested. This data suggests that a maximum effective dose has not been reached and supports the testing of a higher dose in the ongoing Phase 2 clinical trial. In addition, animal toxicology studies provide safety margins of at least 4 times higher than the highest dose in our Phase 2 clinical trial.

•

N91115 is optimized to be administered along with other CFTR modulators and can be dosed orally.  We believe that the treatment of CF requires multiple therapies with distinct mechanisms of action. Therefore, we optimized the structure of N91115 through our discovery screening program to limit off target effects and minimize interaction with drug metabolizing enzymes. In addition, N91115 can be dosed orally, with a dosing frequency that is similar to other CFTR modulator therapies.

•

N91115 is protected by a strong intellectual property portfolio.  We believe N91115, a first‑in‑class CFTR stabilizer, increases and prolongs CFTR activity when administered alone and with other CFTR modulators. We own exclusive rights to N91115 in the United States and all other major markets, including U.S. composition of matter patent protection until at least 2031.

Market Overview

Background on Cystic Fibrosis

CF is a life‑shortening genetic disease that affects an estimated 70,000 people worldwide, including approximately 65,000 in the United States and Europe. There is no known cure for CF and the predicted median age of survival in the United States is approximately 41 years. The prevalence of CF is expected to increase at an average annual rate of 0.8% between now and 2023. The main driver of this growth is increased life expectancy due to the emergence of disease modifying therapies. CF patients typically require lifelong treatment with multiple daily medications, and frequently require hospitalization and potentially lung transplantation.

CF is caused by mutations in the gene that encodes CFTR, a chloride channel that regulates the movement of salt and water into and out of cells in organs such as the lungs, pancreas and gastrointestinal tract. CF occurs only in patients with two defective copies, or alleles, of the CFTR gene. In CF patients, defective CFTR cannot perform its normal function, which results in the buildup of thick mucus in the lungs and other vital organs. Lung disease is the most critical manifestation of CF, characterized by airway obstruction, infection and inflammation that allow bacteria to grow unfettered and impair the lung’s immune system. More than 90% of all CF patients die of respiratory failure. In the pancreas, damage caused by CF leads to diabetes, while the buildup of mucus prevents the release of digestive enzymes that help the body break down food and absorb important nutrients. In the gastrointestinal tract, the thick mucus contributes to further impairment of nutrient absorption.

There are more than 1,800 known mutations in the CFTR gene, including the most prevalent mutation, the F508del mutation, which is found in approximately 86% of all CF patients in the United States and Europe. In the F508del mutation, the deletion of an amino acid results in misfolded CFTR that is unstable and is targeted for degradation, which is facilitated by chaperone proteins. As a result, not enough CFTR reaches, or “traffics” to, the cell surface. F508del is therefore referred to as a trafficking mutation. In the United States, approximately 47% of CF patients are homozygous and have two copies of this mutation, and approximately 39% are heterozygous and have one copy. Other CFTR mutations include gating mutations, such as G551D that is found in approximately 4% of all CF patients. Cells with gating mutations have normal amounts of CFTR at the cell surface, but the channels fail to open, or “gate,” properly.

Current Approaches to Treatment

Historically, palliative therapies were the only treatment options to manage the symptoms of CF, but these do not address the underlying cause of the disease. Palliative therapies primarily include inhaled therapies to manage respiratory complications and to suppress infections, and oral therapies to improve nutrient absorption. The focus of CF therapy has shifted from palliative care to the advancement of disease modifying CFTR modulators to address the underlying cause of CF. Unlike palliative therapies, CFTR modulators are designed to address abnormalities, such as trafficking and gating defects, caused by specific mutations in the CFTR gene. Current views on disease modifying therapies are evolving to consider the need for multiple mechanisms of action to improve the activity of the CFTR channel. New and emerging disease modifying product candidates create the opportunity to address defective CFTR with the ultimate goal of increasing chloride secretion.

Palliative Treatments

Palliative treatments primarily include inhaled therapies to manage mucus accumulation and additional respiratory complications, and to suppress infections. For example, Novartis’ TOBI and Gilead’s Cayston are used to suppress chronic lung infections, and Roche’s inhaled Pulmozyme is used to thin mucus. In addition, the approval of Raptor’s Quinsair™, an inhaled antibiotic, in Europe and Canada, and Pharmaxis’s Bronchitol®, a mucolytic agent, in Europe, are expected to provide new options for chronic bacterial infections and airway clearance. Palliative treatments also include oral therapies such as pancreatic enzyme replacement to address nutrient absorption. We believe that palliative therapies will continue to be used together with disease modifying therapies.

Disease Modifying Treatments

To date, disease modifying therapies in CF primarily include two types of CFTR modulators, correctors and potentiators, or a combination of both. There are also product candidates in development that seek to address the underlying cause of CF via different mechanisms of action. We summarize the key disease modifying therapies in the following table:

Preclinical	Phase 1	Phase 2	Phase 3	NDA Submitted	Marketed
Stabilizers
Nivalis
N91115
Correctors
Galapagos GLPG2851 GLPG2665 GLPG2737 Genzyme undisclosed	Galapagos GLPG2222 Flatley Discovery Labs FDL169 Vertex VX152 & VX440		Vertex VX-661 (with potentiator ivacaftor)		Vertex Lumacaftor (with potentiator ivacaftor)
Potentiators
Galapagos GLPG2451	Concert deuterated ivacaftor Galapagos GLPG1837	Novartis QBW251			Vertex Ivacaftor
Other
Pfizer undisclosed Proteostasis PTI428 Shire mRNA	ProQR QR-010	Bayer riociquat	PTC Therapeutics ataluren

Correctors and Potentiators

Potentiators are designed to keep the chloride channel open, or potentiate, in CFTR mutations called “gating” mutations, such as G551D. Cells with gating mutations have normal amounts of CFTR at the cell surface, but the chloride channels fail to open properly, as illustrated below.

Correctors are designed to modulate a more severe CFTR mutation, F508del, which is the most common CFTR mutation. With the F508del “trafficking” mutation, the abnormal CFTR protein does not fold correctly and is therefore unstable. The misfolded CFTR protein degrades inside the cell and does not reach, or traffic to, the cell surface. Correctors are designed to improve F508del CFTR folding and trafficking, thereby resulting in increased levels of protein at the cell surface, as illustrated below.

Ivacaftor (potentiator) for G551D and other gating mutations.  Vertex’s ivacaftor, marketed as Kalydeco™, was the first CFTR modulator to be approved in CF. In 2012, ivacaftor was approved in the United States and Europe for the treatment of the G551D gating mutation, in 2014, approval was expanded to include additional gating mutations, and in 2015 approval was expanded further to include the R117H mutation. Ivacaftor is designed to keep the chloride channel open longer. It has demonstrated significant clinical benefits in CF patients who carry a gating mutation, such as, the G551D mutation, including a 10.6% absolute increase in percent predicted forced expiratory volume in one second, or ppFEV1, a measure of lung function, and improvement in other secondary endpoints compared to placebo.

Lumacaftor/ivacaftor (corrector/potentiator) for F508del homozygous patients.  Vertex’s lumacaftor was the first CFTR corrector to be developed. It was designed to improve CFTR folding, and thus trafficking, to the cell surface. When lumacaftor was used by itself as a CFTR modulator, it did not improve lung function in CF patients homozygous for the F508del mutation, so Vertex then tested lumacaftor combined with ivacaftor. In June 2014, Vertex announced the results of two Phase 3 trials that combined lumacaftor and ivacaftor in F508del CFTR homozygous patients. While lumacaftor/ivacaftor demonstrated a statistically significant absolute improvement in the primary endpoint of change in lung function as measured by ppFEV1, it was a modest improvement of 3‑4% compared to the improvement seen with ivacaftor alone in the G551D population. The figure below shows the proposed effect of lumacaftor combined with ivacaftor on F508del CFTR. As illustrated, when lumacaftor binds to F508del CFTR it improves folding and trafficking to the cell surface. When ivacaftor binds to F508del CFTR that has trafficked to the cell surface, the chloride channel opens, but CFTR remains unstable. We have shown in preclinical studies that N91115, when added to non‑formulated lumacaftor and ivacaftor, acts as a stabilizer to significantly increase and prolong CFTR activity.

Trafficking Defect Treated with Corrector Plus Potentiator

Chloride
Cell Surface
Potentiator opens chloride channel, but CFTR remains unstable
Increased degradation of cell surface CFTR
Nucleus
CFTR Degradation
Unstable CFTR
Dissociated CFTR
Folded CFTR
Misfolded CFTR
HOP
Potentiator
Corrector

In 2015, Vertex received approval of lumacaftor/ivacaftor in CF patients ages 12 and older who are homozygous for the F508del mutation in the United States, Canada, and Europe. Our Phase 2 clinical trial assessing the efficacy and safety of the triple therapy of N91115 along with lumacaftor/ivacaftor began in November 2015.

Other CFTR modulators.  A number of companies are identifying and developing other CFTR modulators for the treatment of CF including Vertex, Novartis, Galapagos, Concert, Proteostasis, Flatley Discovery Labs, PTC Therapeutics and ProQR Therapeutics. However, to our knowledge, these companies are developing CFTR correctors, potentiators, and amplifiers, not CFTR stabilizers. We believe that N91115 could be complementary to many of these other CFTR modulators, if they are successfully developed.

Other Disease Modifying Therapies

Several companies are identifying and developing disease modifying therapies for the treatment of CF that employ a different approach from CFTR modulation and have different mechanisms of action. For example, ProQR aims to repair the F508del mutation at the mRNA level. Its approach is designed to restore expression of normal CFTR protein that can normalize fluid transport in key organs affected by CF, particularly the lung. PTC Therapeutics is developing Ataluren for the treatment of CF caused by a particular mutation known as a nonsense mutation. Ataluren is intended to interact with the ribosome, which is the component of the cell that decodes mRNA and manufactures proteins, to enable the cell to produce a full‑length, functional protein. Vertex, in collaboration with Parion, is developing ENaC inhibitors, designed to block the epithelial sodium channel in the lung and improve hydration. We believe that N91115 could be added to these and other disease modifying therapies as CFTR protein stability may remain an issue.

Our Novel Approach

N91115 Triple Therapy in CF Patients Homozygous for F508del

Our development program is initially focused on the triple therapy of N91115 along with lumacaftor/ivacaftor in CF patients homozygous for F508del. We also plan to advance N91115 into other mutation classes, beginning with patients who have one copy of the F508del mutation and one copy of a gating mutation in the second half of 2016. We believe that N91115 is a first‑in‑class CFTR stabilizer, a new type of CFTR modulator that increases and prolongs CFTR activity when added to other CFTR modulators. We have demonstrated this improvement in CFTR activity in preclinical studies when N91115 was added to non‑formulated lumacaftor and ivacaftor, and when N91115 was used as the sole CFTR modulator in preclinical studies. In our Phase 1b clinical trial, N91115 showed a trend toward a reduction in sweat chloride at the highest dose tested which was statistically significant using a within group comparison and may provide evidence of CFTR modulation in CF patients.

N91115 is a GSNOR Inhibitor Designed to Improve F508del CFTR Stability

We have shown in preclinical studies that N91115 is a selective and reversible inhibitor of GSNOR and that GSNOR inhibition increases GSNO levels. By increasing GSNO levels, N91115 increases and prolongs CFTR activity. In patients with CF, decreased CFTR activity is due in part to reduced levels of GSNO, which is regulated by GSNOR. GSNO is the human body’s most abundant low molecular weight S‑nitrosothiol, or SNO. While SNOs are normally present in the human airway, concentrations tend to be reduced in CF patients. In the CF patient’s lung, the depleted GSNO levels adversely affect CFTR activity.

CFTR has been shown to interact with a large number of chaperone proteins, which are believed to play essential roles in CFTR activity, contributing to its folding, trafficking and residence time at the cell surface. The role and involvement of chaperone proteins in the processing of CFTR has been well‑documented. Studies have shown that modulating chaperones by reducing the temperature of the cell or using certain chemical agents can increase F508del CFTR trafficking and extend the half life of CFTR at the cell surface, thereby stabilizing the chloride channel. Some of these chaperones include the Hsp70/90 organizing protein, or HOP, calnexin, the C terminus of Hsp70 interacting protein, or CHIP, and the cysteine string protein, or Csp. GSNO modifies the function of certain CFTR chaperone proteins through a process known as nitrosation. For example, studies have shown that GSNO nitrosates and thus modifies the function of HOP. This modification of HOP reduces the degradation of CFTR, increases the maturation, or function, of CFTR and increases the stability of CFTR inside the cell and at the cell surface. The net result of modifying chaperone proteins is increased and prolonged CFTR activity.

The figure below illustrates how the addition of N91115 inhibits GSNOR restoring GSNO levels thereby leading to the modification of HOP.

Addition of N91115 Restores GSNO Levels

and Increases Nitrosation of HOP

The expected stabilizing mechanism of action of N91115 when administered with a CFTR corrector and potentiator is illustrated in the figure below. By decreasing degradation of the misfolded CFTR, as illustrated by Steps 1 and 2, N91115 permits more CFTR to bind to a corrector, which is designed to improve folding, as illustrated by Step 3. The folded CFTR then traffics to the cell surface where a potentiator can bind to it, opening the chloride channel, as illustrated by Steps 4 and 5. However, as preclinical data have suggested, CFTR bound to correctors such as lumacaftor or VX-661 and the potentiator, ivacaftor, at the cell surface remains unstable and degrades. The net effect of N91115 is to increase and prolong CFTR activity by increasing its stability at the cell surface, as illustrated by Step 6, and inside the cell, as illustrated by Step 2.

N91115 Mechanism Of Action

Chloride
Cell Surface
5
Potentiator opens chloride channel, but CFTR is unstable
6
N91115 improves CFTR stability at cell surface
4
Folded CFTR traffics to cell surface
1
N91115-modified HOP leads to less CFTR degradation
3
Corrector binds to CFTR to improve folding
Nucleus
CFTR Degradation
2
N91115 decreases degradation of residual misfolded CFTR
Dissociated CFTR
Folded CFTR
Misfolded CFTR
Potentiator (ivacaftor)
Corrector (lumacaftor)
Modified HOP

Clinical Development for N91115

Phase 2

We are currently conducting a Phase 2 clinical trial designed to demonstrate the efficacy and safety of a triple therapy of N91115 along with lumacaftor/ivacaftor in 135 adult CF patients homozygous for F508del. We expect to report top line results from this trial in the second half of 2016. This Phase 2 trial will be conducted in patients already being treated with commercially available lumacaftor/ivacaftor as prescribed by their physician and reimbursed accordingly. We are not paying for lumacaftor/ivacaftor in these trials.

The Phase 2 clinical trial is designed to detect whether or not the administration of N91115 with lumacaftor/ivacaftor results in a significant improvement in lung function. The trial will assess two different doses of N91115 when administered for up to 12 weeks. The planned primary efficacy endpoint is absolute change in ppFEV1. Other secondary efficacy endpoints include the relative change in pp FEV1 and the concentration of chloride in sweat, among others. This trial is intended to provide proof of concept data showing the efficacy of N91115 added to a corrector/potentiator combination in this patient population.

We also intend to evaluate the effects of N91115 added to ivacaftor in adult CF patients heterozygous for F508del and a gating mutation. This evaluation will begin with a proof of concept Phase 2 clinical trial that is planned to start in the second half of 2016.

At the completion of Phase 2, we intend to seek breakthrough designation for N91115 in either or both CF populations and plan to proceed to a Phase 3 program in order to support regulatory approval of N91115.

Phase 3

We expect the Phase 3 clinical program to include two randomized, placebo‑controlled clinical trials that will be designed to show a clinically meaningful benefit of N91115 in a triple therapy along with lumacaftor/ivacaftor, and possibly a double therapy along with ivacaftor. We also expect the Phase 3 program to include a larger number of patients than in the Phase 2 trials.

Clinical Development to Date

In 2015, we completed a Phase 1b clinical trial to evaluate the safety and tolerability of N91115 in adult CF patients homozygous for F508del. This trial met its stated objectives by demonstrating no dose-limiting toxicities of N91115 and informing dose selection for our Phase 2 clinical trial. The Phase 1b trial was a randomized, double‑blind, placebo‑controlled, parallel group trial with three doses of N91115, at 50 mg, 100 mg and 200 mg, administered twice daily. These doses and a placebo were administered over 28 days in a total of 51 patients. An independent data safety and monitoring board, or DSMB, reviewed unblinded safety data from the trial and provided us with periodic reports regarding its recommendations relative to continuation criteria. At the completion of the trial, the DSMB concluded that there were no dose limiting toxicities observed with N91115. We reported the top line results from this trial in September 2015 and presented the results at the North American Cystic Fibrosis Conference in October 2015. The data showed a trend toward a reduction in sweat chloride at the highest dose tested which was statistically significant using a within group comparison. The lack of dose limiting toxicity and a potential sweat chloride signal supported the inclusion of a higher dose in the ongoing Phase 2 trial in which doses of 200 and 400 mg administered twice daily are being assessed.

We have completed four Phase 1 trials of N91115 to date, including the Phase 1b trial described above. In these trials, a total of 51 healthy subjects and 45 CF patients have received N91115. Our first clinical trial of N91115 was a multiple ascending dose, safety and pharmacokinetic trial in healthy subjects. N91115 was well tolerated with no dose‑limiting toxicities noted up to 500 mg per day. In this trial, four cohorts each with six healthy subjects received 14‑day dosing at 10 mg, 50 mg, 250 mg and 500 mg per day and two cohorts each with six healthy subjects received single doses of 50 mg and 250 mg.

Our second Phase 1 trial of N91115 was an open‑label trial in CF patients homozygous for the F508del mutation. Six CF patients were dosed with 50 mg of N91115 twice daily for 14 days. The AUC in the CF patients was 97% of that in healthy subjects from our first Phase 1 trial. This trial showed that no dosing adjustments would be required for CF patients.

Our third Phase 1 trial was the trial described above in F508del homozygous patients and our fourth trial was a drug-drug interaction study using Rifampin as a surrogate for lumacaftor/ivacaftor because of its similar drug metabolizing properties. The drug-drug interaction trial was conducted in preparation for dose selection for Phase 2 and no adjustment of the N91115 dose was required on the basis of the results of this trial.

N91115 exhibited linear plasma level exposures with increases in dose resulting in proportional increases in both maximum plasma levels, or Cmax, and area under the curve, or AUC, for plasma concentration versus time in healthy subjects and CF patients. There was no significant systemic drug accumulation detected up to 28 days of administration.

To date, there have been no overall human safety issues detected involving either serious or severe adverse events, nor have there been any dose limiting toxicities observed. To date, the accumulated preclinical and clinical data provide a strong basis for the continued study of N91115 in the Phase 2 program.

Preclinical Studies

We have conducted in vitro and in vivo preclinical studies that support the development and therapeutic potential of N91115. These studies showed that N91115 significantly increased CFTR activity in cell and animal models homozygous for F508del CFTR. Important anti‑inflammatory effects relevant to CF were also found in other animal models.

Ussing Chamber Experiments in Homozygous F508del CFTR HBE Cells

The Ussing Chamber assay is widely used to measure CFTR activity, or chloride transport, over a period of time under variable conditions. In these experiments, chloride transport is reflected by the short‑circuit current, or Isc. Forskolin is a compound used to activate CFTR, while CFTR172 is a compound used to inhibit this stimulated activity. Two different types of Ussing Chamber experiments were used to assess the stabilizing effect of N91115 in F508del CFTR human bronchial epithelial cells, or HBE cells. In the first set of experiments, the administration of N91115 with non‑formulated lumacaftor and ivacaftor resulted in more stable F508del CFTR activity. Representative traces of Isc are shown in the figure below. In the control cells, there was no increase in Isc with forskolin stimulation as expected because F508del CFTR was not present at the cell surface. In the cells treated with non‑formulated lumacaftor and ivacaftor, there was an increase in Isc after forskolin stimulation, but the current decreased rapidly over time as indicated by the steep negative slope in the lumacaftor and ivacaftor curve. In cells treated with non‑formulated lumacaftor and ivacaftor with N91115, there was a similar initial increase in current after forskolin stimulation, but, importantly, there was no rapid decrease in Isc over time, therefore resulting in a greater AUC compared to lumacaftor and ivacaftor alone.

N91115 Increased and Prolonged CFTR Activity

When Added to Non‑formulated Lumacaftor and Ivacaftor

The figure below illustrates the effect of N91115 on CFTR activity. Chloride transport as measured from forskolin stimulation to inhibition by CFTR172 is reported as an AUC measurement. We believe that this AUC measurement is the most representative indication of total stimulated CFTR activity. The addition of N91115 to lumacaftor and ivacaftor resulted in a statistically significant, 1.5 times, or 50%, increase in AUC compared to lumacaftor and ivacaftor alone, with a p value of less than 0.01. Results are considered statistically significant when the probability of the results occurring by chance is sufficiently low. When that probability is less than 5%, or p < 0.05, the result is considered statistically significant. N91115 also decreased the rate of decline in CFTR activity. The rate of decline significantly improved 2.2 times with the addition of N91115 to non‑formulated lumacaftor and ivacaftor, with a p value less than 0.05.

N91115 Significantly Increased F508del CFTR Activity

When Added to Lumacaftor and Ivacaftor in HBEs

In the second set of experiments, F508del HBE cells were initially treated with just lumacaftor, followed by N91115, ivacaftor and a second potentiator, genistein. Genistein is a chemical compound used exclusively in HBE preclinical studies to potentiate CFTR channels and is not used in the clinic. The administration of N91115 prior to potentiators resulted in a greater degree of chloride secretion compared to lumacaftor and potentiators alone suggesting the availability of more CFTR for potentiation. Representative traces of Isc are shown in the figure below. In the control cells, there was no increase in Isc with forskolin stimulation. In the cells treated initially with lumacaftor, there was an increase in Isc after forskolin stimulation, as well as additional increases after ivacaftor and then another potentiator, genistein, were added. In cells initially treated with lumacaftor and then with N91115, there was a similar initial increase in Isc after forskolin stimulation. However, there was a greater increase in stimulation by the potentiators ivacaftor and genistein, resulting in a greater AUC compared to lumacaftor alone. Total CFTR activity at the end of the experiment that was inhibited by CFTR172 was also greater when N91115 was added to lumacaftor.

N91115 Added to Lumacaftor Significantly Increased the Effects

of CFTR Potentiators

The figure below illustrates the effect of N91115 on CFTR activity reported as an AUC measurement. The addition of N91115 to lumacaftor prior to the addition of potentiators resulted in a statistically significant, 1.5 times, or 50%, increase in AUC compared to lumacaftor and potentiators alone, with a p value of less than 0.01. N91115 also increased the ability of ivacaftor to potentiate CFTR activity by 1.3 times. Total CFTR activity at the end of experiment that was inhibited by CFTR172 was significantly increased by 1.2 times, with a p value of less than 0.01.

N91115 Significantly Increased F508del CFTR Activity

When Added to Lumacaftor in HBEs

Assessment of Cell Surface Expression of CFTR

The assessment of the expression of CFTR at the cell surface may provide an important indicator of how much CFTR is available to function as a chloride channel and support the functional data demonstrated in Ussing chamber experiments with N91115. To assess this effect of N91115, CFTR plasma membrane or PM expression was evaluated using a cystic fibrosis cell line that expresses F508del CFTR, or the CFBE41o- cell line. The CFTR correctors lumacaftor and VX-661, and the CFTR potentiator ivacaftor were also used in the experiment. As shown in the figure below, steady state CFTR PM expression was measured using cells treated with DMSO control, ivacaftor,  lumacaftor, VX-661, lumacaftor + ivacaftor, or VX-661 + ivacaftor, with or without the addition of N91115. A statistically significant increase in CFTR PM expression was observed when cells were treated with N91115 alone compared to DMSO control. There was also a statistically significant increase in CFTR PM expression observed when cells were treated with N91115 in addition to lumacaftor, VX-661, or in combination with either CFTR corrector + ivacaftor (triple combination). Importantly, the decrease in PM expression observed when cells were treated with either corrector (lumacaftor or VX-661) plus ivacaftor was reversed back to corrector levels alone with the addition of N91115. CFTR PM densities were determined by cell surface ELISA and are depicted as percentage of DMSO treated controls. These data further support the CFTR stabilizing effects of N91115 both when used as the sole CFTR modulator and when added to a corrector alone or the combination of a corrector and a potentiator.

N91115 Increases Surface Expression of F508delCFTR

PM density (% of DMSO)
1200
1000
800
600
400
200
0
DMSO/Treatment
N9115
* p < 0.01
** p < 0.05
*
*
*
**
**
DMSO
N91115
ivacaftor
ivacaftor +N91115
lumacaftor
lumacaftor +N91115
lumacaftor +ivacaftor
lumacaftor +ivacaftor +N91115
VX-661
VX-661 +N91115
VX-661 +ivacaftor
VX-661 +ivacaftor +N91115

In Vivo Assay of Intestinal Short‑Circuit Current Measurements in F508del CFTR Mice

Intestinal current measurements are used to measure CFTR activity in tissue biopsies from CF patients and can be used in a similar manner in F508del CFTR mice. The presence of functional CFTR in normal humans or mice results in positive Isc levels. In humans and mice with the F508del mutation, no CFTR is present at the cell surface and the Isc levels are negative. As illustrated in the figure below, when F508del CFTR mice were treated for seven days with oral N91115 at a dose of 1 mg per kg, the Isc shifted from a negative average level in the control group to a positive average level in the N91115 group. This significant increase in chloride secretion measured by Isc, with a p value less than 0.05, demonstrates the ability of N91115 to increase CFTR activity. These studies also showed that N91115 was orally available and helped define a target therapeutic dose for N91115.

N91115 Significantly Increased F508del CFTR Activity in CF Mice

Yellow Fluorescent Protein Assay in Fisher Rat Thyroid Cells

The addition of N91115 significantly increased CFTR activity by 1.6 times compared to an in‑house corrector alone, with a p value less than 0.01, in Fisher rat thyroid cells expressing F508del CFTR and a halide‑sensitive yellow fluorescent protein, or YFP. These cells were treated overnight either with a corrector alone or a corrector followed by the addition of N91115 for two hours. After overnight incubation, CFTR activity was stimulated by forskolin and potentiated by ivacaftor. A dose‑dependent increase in YFP quenching, which is indicative of increased CFTR activity, was seen when increasing concentrations of N91115 were added.

These results are consistent with the Ussing Chamber data and intestinal current measurement data, and provide additional evidence to support the complementary effects of N91115 administered with non‑formulated lumacaftor and ivacaftor. We have also demonstrated this effect with other CFTR correctors.

Anti‑inflammatory Effects of N91115 and Other GSNOR Inhibitors

Lung disease in CF is characterized by neutrophil dominated airway inflammation. In an 11‑day, mouse lung inflammation model, the tobacco smoke‑induced increase in the number of neutrophils in bronchoalveolar lavage fluid was significantly inhibited following oral treatment with our GSNOR inhibitors, with a p value less than 0.001, as illustrated with N91115 in the figure below. The effective dose of N91115 in this model, 1 mg per kg, was the same as in the intestinal current measurement model of F508del mice, providing further support for the selection of a target therapeutic dose in CF patients.

N91115 Significantly Decreased Inflammatory Cells in

Mouse Airways Exposed to Tobacco Smoke

Activated neutrophils release elastase, which has been shown to be an early marker of airway damage in CF, in addition to having a negative impact on the structure and activity of CFTR. In an elastase mouse model, GSNOR inhibitor therapy significantly decreased the progression of lung alveolar wall damage, with a p value of less than 0.01, as measured by airspace enlargement, as illustrated below.

GSNOR Inhibitors Significantly Decreased Elastase‑Induced Lung Damage

Preclinical Safety Studies

We conducted repeat oral‑dose, 28 and 90‑day toxicity studies in mice, rats and dogs. These species are routinely selected for toxicology testing and were deemed appropriate for small molecule inhibitors of GSNOR. All three species exhibited toxicities that were generally mild and occurred at higher exposures than intended in man. For example, in the 90‑day studies, the levels at which adverse effects were noted provide approximately 8 times safety margins in mice, the most sensitive species compared with the highest dose to be tested in humans. The toxicology data generated thus far suggest the kidney, liver and possibly bone marrow may be target organs. These data provide support for human clinical trials with durations up to 12 weeks. Long‑term toxicity studies will be completed prior to initiation of our Phase 3 program.

Other Development Programs

N91115 Additional CF Opportunities

We also plan to expand the therapeutic potential of N91115 in CF. In addition to lumacaftor and ivacaftor, there are other CFTR modulators currently under development or that may be developed in the future. We intend to expand the development of N91115 by testing it with other modulators if, and as, they become available. We also plan to expand the development of N91115, which is currently focused on CF patients homozygous for F508del, to address the unmet need in CF patients heterozygous for F508del and other mutations. We also plan to develop N91115 for pediatric patients when administered with other approved CFTR modulators.

Other GSNOR Inhibitors

Our operations to date have focused on discovery and development of our portfolio of GSNOR inhibitors, including N91115 and N6022. N6022 was the first product candidate to emerge from our GSNOR inhibitor portfolio, and was optimized for inhaled delivery with low oral bioavailability. We advanced N6022 into the clinic in an intravenous formulation to explore safety, tolerability and pharmacological attributes of this novel class of compounds. N6022 paved the way for N91115 by establishing initial safety of the class in healthy subjects and patients with CF. In order to provide translational evidence of GSNOR’s role in lung disease, we initially explored the effects of N6022 in patients with mild asthma. N6022 demonstrated a significant effect on the airways in these patients, thus confirming the beneficial effects of N6022 observed in our preclinical studies of asthma. Because an oral dosage form is preferable in CF, a systemic disease that is not confined to the lung, we elected to discontinue further development of N6022 in the chronic management of CF. We may pursue development of N6022 in an inhaled or intravenous dosage form for other potential indications.

Our GSNOR inhibitor portfolio includes other compounds with differing chemical structures and properties suitable for oral, inhaled, injectable and topical administration. Preclinical evidence supports a potential role for these compounds in indications such as asthma, chronic obstructive pulmonary disease, inflammatory bowel disease and certain cardiovascular disorders. We intend to explore the commercial merits for such applications and pursue those that provide the greatest opportunity either alone or in partnership with another pharmaceutical company.

Non‑GSNOR CFTR Correctors

To date, two product candidates, N1785 and N1861, have emerged from our CFTR corrector portfolio for further optimization. These candidates are designed to target protein folding and have demonstrated the ability to correct CFTR in standard cell‑based, screening assays. These proprietary correctors were used as pharmacologic tools to assess their effects in preclinical studies when administered with GSNOR inhibitors, no further development of these compounds is planned.

Commercialization

We own exclusive rights to N91115 in the United States and all other major markets. Initially, we plan to pursue regulatory approval for N91115 in regions where lumacaftor/ivacaftor is commercially available. Given the well‑characterized and clearly identified patient populations with CF, we plan to independently commercialize N91115. Our commercialization strategy will target key prescribing physicians and advocacy groups, as well as provide patients with support programs, ensure product access and secure reimbursement. Outside of North America and Europe, we may seek a partner to commercialize our products.

Manufacturing and Supply

We do not currently own or operate manufacturing facilities for the production of preclinical or our planned clinical or commercial quantities of any of our product candidates. We currently contract with two drug substance manufacturers and two drug product manufacturers for the production of N91115, and we expect to continue to do so to meet the preclinical and planned clinical requirements of our product candidates. We do not have long-term agreements with any of these contracted third parties. We expect that in the future we will rely on these and other manufacturers for supply of drug substance and product that will be used in clinical trials of our product candidates. When produced on a commercial scale, we expect that manufacturing costs relating to N91115 will generally be in line with that of other small molecule pharmaceutical compounds.

Currently, each of our drug starting materials for our manufacturing activities are supplied by two suppliers that we believe have sufficient capacity to meet our demands. We have identified other sources of supply should those be needed in the future and we believe that adequate alternative sources for these supplies exist. However, there is a risk of material harm to our business if supplies are interrupted. We typically order raw materials and services on a purchase order basis and do not enter into long‑term dedicated capacity or minimum supply arrangements.

The manufacturing process for N91115 is relatively straightforward and generally in line with other small molecule pharmaceutical compounds in terms of cost and complexity. The process is robust and reproducible within our current specifications, does not require dedicated reactors or specialized equipment, uses common synthetic chemistry and readily available materials, including off‑the‑shelf and made‑to‑order starting materials, and is readily transferable.

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements that govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. The contract manufacturers that we use to manufacture our drug substance and drug product do so under current Good Manufacturing Practices, or cGMP, a regulatory standard for the production of pharmaceuticals. All contract manufacturers used in production have been inspected by the FDA for compliance to cGMP and maintain FDA establishment licenses.

Competition

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety and tolerability profile, convenience of dosing, price and reimbursement. Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non‑competitive before we can recover development and commercialization expenses.

A number of small and large pharmaceutical companies are identifying and developing disease modifying candidates for the treatment of CF. Vertex’s ivacaftor, marketed as Kalydeco, and lumacaftor/ivacaftor, marketed as Orkambi™, are the only drugs currently approved to treat the underlying cause of CF, rather than the symptoms. If these companies develop technologies or product candidates more rapidly than we do, or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected. Conversely, the focus on CF and the introduction of newer therapies will expand awareness and acceptance of CF therapies and foster the adoption, uptake and adherence to these disease modifying medicines in potential competitors. Our competitors may also obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

Intellectual Property

We believe that we have a strong patent portfolio and substantial know‑how relating to N91115 and our other product candidates. Our patent portfolio, described more fully below, includes claims directed to CFTR modulator compounds, pharmaceutical compositions comprising such compounds and methods of making and using the same. As of December 31, 2015, we are the owner of record of 25 issued U.S. patents and 94 issued non‑U.S. patents. We are actively pursuing an additional 14 U.S. patent applications, including three provisional and 11 non‑provisional U.S. applications, one international patent application and 83 non‑U.S. patent applications in over ten foreign countries. We are the licensee of 6 issued U.S. patents and 7 issued non‑U.S. patents.

We strive to protect the proprietary technology that we believe is important to our business, including our product candidates and our processes. We seek patent protection in the United States and internationally for our products, their methods of use and processes of manufacture and any other technology to which we have rights, where available and when appropriate. We also rely on trade secrets that may be important to the development of our business.

Our success will depend on the ability to obtain and maintain patent and other proprietary rights in commercially important technology, inventions and know‑how related to our business, the validity and enforceability of our patents, the continued confidentiality of our trade secrets as well as our ability to operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on continuing technological innovation and in‑licensing opportunities to develop and maintain our proprietary position.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Relating to Our Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non‑provisional priority application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier‑filed patent.

The term of a U.S. patent that covers an FDA‑approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch‑Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a new drug application, or NDA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

The patent portfolios for our proprietary technology portfolio and our two most advanced product candidates are summarized below.

N91115

The patent portfolio for N91115 includes wholly owned patents and patent applications directed to GSNOR inhibitors including N91115 and other compounds, pharmaceutical compositions comprising such compounds, methods of making such pharmaceutical compositions and methods of using such compounds and pharmaceutical compositions. Specific for our N91115 product candidate, we have three issued U.S. patents, pending U.S. patent applications, and corresponding foreign national or regional counterpart patent applications pending in Europe, Japan and other countries. Our U.S. patents are expected to expire in 2031, excluding any additional term that may be available due to a patent term extension. Patents, if issued, based on these pending U.S. and foreign patent applications are expected to expire in 2031, excluding any additional term that may be available due to patent term adjustments or patent term extensions. We also have a pending international application directed to combination therapies. Patents, if issued, based on this pending international patent application, are expected to expire in 2035, excluding any additional term that may be available due to patent term adjustments or patent term extensions. We also have three pending U.S. provisional patent applications directed to various N91115 related inventions. Patents, if issued, based on future patent applications filed claiming priority to these pending U.S. provisional patent applications, are expected to expire in 2036, excluding any additional term that may be available due to patent term adjustments or patent term extensions.

N6022

The patent portfolio for N6022 includes wholly owned patents and patent applications directed to GSNOR inhibitors including N6022 and other compounds, pharmaceutical compositions comprising such compounds, methods of making such pharmaceutical compositions and methods of using such compounds and pharmaceutical compositions. Specific for our N6022 product candidate, we have five issued U.S. patents, pending U.S. patent applications and corresponding foreign national or regional counterpart patent applications pending in Europe, Japan, and other foreign countries. These five U.S. patents are expected to expire in 2029, excluding any additional term that may be available due to patent term extension. Patents, if issued, based on these pending U.S. and foreign patent applications are expected to expire in 2029 excluding any additional term that may be available due to patent term adjustments or extensions.

Trade Secrets

In addition to patents, we rely on trade secrets and know‑how to develop and maintain our competitive position. For example, significant aspects of our proprietary technology portfolio are based on unpatented trade secrets and know‑how. Trade secrets and know‑how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know‑how and inventions.

Regulatory Matters

Government authorities in the United States at the federal, state and local levels, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record‑keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing.

A number of different regulatory agencies may be involved, depending on the product at issue, and the type and stage of activity. These include the FDA, the Drug Enforcement Administration, or DEA, the Centers for Medicare and Medicaid Services, or CMS, other federal agencies, state boards of pharmacy, state controlled substance agencies and more.

U.S. Government Regulation

Drug Development Process

In the United States, the FDA is a primary regulator of drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and other compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with applicable requirements at any time during the drug development process, approval process, or after approval, may subject us to adverse consequences and administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include refusal to approve pending applications; withdrawal or restriction of an approval; imposition of a clinical hold or other limitation on research; Warning Letters; product seizures; total or partial suspension of development, production, or distribution; or injunctions, fines, disgorgement, or civil or criminal payments or penalties.

The process required before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal trials and formulation trials conducted according to Good Laboratory Practices, or GLP, animal welfare laws and other applicable regulations;
•

submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials, meaning trials in human subjects, in the United States may begin, obtaining similar authorizations in other jurisdictions where clinical research will be conducted and maintaining these authorizations on a continuing basis throughout the time that trials are performed and new data are collected;

•	performance of adequate and well‑controlled clinical trials according to Good Clinical Practices, or GCP, to demonstrate whether a proposed drug is safe and effective for its intended use;
•

preparation and submission to the FDA of a marketing authorization application, such as a new drug application, or NDA, and submitting similar marketing authorization applications in other jurisdictions where commercialization will be pursued;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with current good manufacturing practices, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or other marketing authorization application.

The development, testing and approval process requires substantial time, effort and financial resources, as well as bearing inherent risk that individual products will not exhibit relevant safety, effectiveness, or quality characteristics. We cannot be certain that any approvals for our product candidates will be granted on a timely basis, or with the specific terms that we desire, if at all.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The drug initially is introduced into a small number of healthy human volunteers and is tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination.
•

Phase 2.  Clinical trials are initiated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug candidate for specific targeted diseases, and to determine dosage tolerance and optimal dosage.

•

Phase 3.  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall benefit‑risk profile of the drug candidate and provide an adequate basis for regulatory approval and product labeling.

Progress reports related to clinical trials must be submitted at least annually to the FDA and participating IRBs, and more frequent safety reports must be submitted to the FDA and to investigators for serious and unexpected suspected adverse events, and certain other purposes. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the healthy volunteers or patients are being exposed to an unacceptable health risk or that the investigational product apparently lacks efficacy. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with applicable requirements or if the drug candidate has been associated with unexpected serious harm to healthy volunteers or patients.

We estimate that it generally takes 10 to 15 years, or possibly longer, to discover, develop and bring to market a new pharmaceutical product in the United States. Several years may be needed to complete each phase, including discovery, preclinical, Phase 1, 2 or 3, or marketing authorization.

At times during the development of a new drug product, sponsors are given opportunities to meet with the FDA. This commonly occurs prior to submission of an IND, at the end of Phase 2 testing, and before an NDA is submitted. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. A plan for pediatric assessment also must be discussed at the end of Phase 2 meeting.

Concurrent with clinical trials, companies usually complete additional animal trials and develop additional information about the chemistry and physical characteristics of the drug candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate, and the manufacturer must develop methods for confirming the identity, quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and stability trials must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf‑life and distribution pathway.

Disclosure of Clinical Trial Information

Sponsors of clinical trials (other than Phase 1 trials) of FDA‑regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, comparator, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of certain trials may be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of trial‑related information, and it is possible that data and other information from trials involving drugs that never garner approval could in the future be required to be disclosed. In addition, publication policies of major medical journals mandate certain registration and disclosures as a pre‑condition for potential publication, even when this is not currently mandated as a matter of law. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

New Drug Application Review and Approval Processes

The results of drug candidate development, preclinical trials and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug candidate, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the drug candidate. The submission of an NDA is subject to the payment of a substantial user fee, and the sponsor of an approved NDA is also subject to annual product and establishment user fees; a waiver of fees may be obtained under limited circumstances.

The FDA reviews each NDA to ensure that it is sufficiently complete for substantive review before it accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth review. The FDA reviews an NDA to determine, among other things, whether a drug candidate is safe and effective for its intended use and indication for use and whether its manufacturing is cGMP‑compliant to assure and preserve the drug candidate’s identity, strength, quality and purity. The FDA may refer the NDA to an advisory committee consisting of a panel of external experts for review and recommendation as to whether the NDA should be approved and under what conditions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the active ingredient and the formulated drug candidate are manufactured and tested.

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable criteria are not satisfied, or it may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a Complete Response Letter if the agency decides not to approve the NDA in its present form. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the Complete Response Letter may include recommended actions that the applicant might take to place the application in a condition for approval.

If a product receives regulatory approval, the approval may be limited to specific diseases, dosages, or indications for use, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post‑approval trials, including Phase 4 clinical trials, to further assess a drug’s safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

The FDA has various programs, including fast track, priority review, accelerated approval, and breakthrough therapy designation, that are intended to increase agency interactions, expedite or facilitate the process for reviewing drug candidates, and/or provide for initial approval on the basis of surrogate endpoints. Generally, drug candidates that may be eligible for these programs are those for serious or life‑threatening conditions, have the potential to address unmet medical needs and offer meaningful benefits over existing treatments. To date, the FDA has granted orphan drug and fast track designations for N91115. However, even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification. Moreover, the time period for FDA review may not actually be shortened even if a drug candidate has qualified for an expedited development program.

If a drug candidate is approved under certain expedited programs, for example, the FDA’s accelerated approval regulations, the approval may be conditioned upon post‑marketing requirements, including the completion of post‑approval clinical trials, sometimes referred to as Phase 4 trials, to confirm the effect on the desired clinical endpoint. Failure to conduct required post‑approval trials, or the inability to confirm a clinical benefit during post‑marketing trials, may allow the FDA to withdraw the drug from the market on an expedited basis. In addition, all promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Post‑approval Requirements

Any products for which we may receive future FDA approval are subject to continuing regulation by the FDA, including, among other things, record‑keeping requirements, reporting and analysis of adverse experiences with the product, providing the FDA with updated safety, efficacy and quality information, product sampling and distribution requirements, maintaining up‑to‑date labels, warnings, and contraindications, and complying with promotion and advertising requirements. Products may be promoted only for the approved indications and in accordance with the approved label; products cannot be promoted for unapproved, or off‑label, uses, although physicians may prescribe drugs for off‑label uses in accordance with the practice of medicine. Manufacturers must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to manufacturing processes often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post‑marketing programs.

Manufacturers and other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections for compliance with cGMP and other laws. FDA and state inspections may identify compliance issues at manufacturing that may disrupt production or distribution or may require substantial resources to correct.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market such as adverse events the existence or severity of which was unknown when the product was approved. Later discovery of previously unknown problems with a product may result in restrictions on the product or complete withdrawal from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal payments or penalties.

From time to time, new legislation is enacted that changes the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition, FDA regulations and guidance may be revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or regulatory or policy changes will occur or be implemented and what the impact of such changes, if any, may be.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of the use of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch‑Waxman Act. The Hatch‑Waxman Act permits a patent term to be extended up to five years as compensation for patent term effectively lost due to the FDA’s pre‑market approval requirements. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one‑half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a 60-day period from the date the product is first approved for commercial marketing. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Where a product contains multiple active ingredients, if any one active ingredient has not been previously approved, it can form the basis of an extension of patent term provided the patent claims that ingredient or the combination.

In the future, we may apply for restorations of patent term for some of our currently owned patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA; however, there can be no assurance that any such extension will be granted to us.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The specific scope varies, but fundamentally the FDCA provides a five‑year period of non‑patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity never previously approved by FDA either alone or in combination. For a new chemical entity that was issued orphan drug designation, the FDCA provides marketing exclusivity for the “same drug” and “same indication” for a period of seven years. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non‑infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability trials, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three‑year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five‑year and three‑year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre‑clinical trials and adequate and well‑controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric Information and Exclusivity

Under the FDCA, NDAs and certain supplements to NDAs must contain data adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. A sponsor must submit an initial Pediatric Trial Plan, or PSP, within 60-days of an end‑of‑phase 2 meeting or at certain other agreed times. The initial PSP must include an outline of the pediatric trial or trials that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral or waiver, along with supporting information. The FDA and the sponsor must reach agreement on the PSP, which can be amended over time.

The FDCA also permits certain drugs to obtain an additional six months of exclusivity (e.g., add‑on to NCE or orphan drug exclusivity) and certain patent protection if the sponsor submits information in response to a written request from FDA, relating to the use of the drug in children. The FDA only issues a written request for pediatric clinical trials prior to approval of an NDA where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may produce health benefits in that population. Even if FDA makes a written request if may later determine that the studies submitted do not meet the terms of the Written Request.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Although there may be some increased communication opportunities, orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a drug candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in very limited circumstances, such as if the second applicant demonstrates the clinical superiority of its product. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Orphan drug exclusivity could block the approval of our drug candidates for seven years if a competitor obtains approval of the same product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

As in the United States, we may apply for designation of a drug candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

The FDA and foreign regulators expect holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug.

Pharmaceutical Coverage, Pricing, and Reimbursement

United States

Even if the FDA approves NDAs for our drug candidates, sales of our products will depend, in part, on the availability of coverage and reimbursement by third party payers, such as government health programs, commercial or private insurance, and managed care organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payer will pay for the drug product. Third party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA‑approved drugs for a particular indication. Moreover, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third party payers fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

European Union

In Europe and many other foreign countries, the success of our drug candidates we may develop, depends largely on obtaining and maintaining government reimbursement, because in many foreign countries patients are unlikely to use prescription pharmaceutical products that are not reimbursed by their governments. Negotiating reimbursement rates in foreign countries can delay the commercialization of a pharmaceutical product and generally results in a reimbursement rate that is lower than the net price that companies can obtain for the same product in the United States.

In some countries, such as Germany, commercial sales of a product can begin while the reimbursement rate that a company will receive in future periods is under discussion. In other countries, a company must complete the reimbursement discussions prior to the commencement of commercial sales of the pharmaceutical product. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of drugs for which their national health insurance systems provide reimbursement and to control the prices of drugs for human use. A member state may approve a specific price for the drug or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug on the market. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Other U.S. Healthcare Laws and Compliance Requirements

Pharmaceutical companies also are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti‑kickback laws and false claims laws, and the reporting of payments to physicians and teaching hospitals. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business.

Anti‑kickback Laws

U.S. federal laws, including the federal Anti‑Kickback Statute, prohibit fraud and abuse involving state and federal healthcare programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for HHS, and various state agencies. These anti‑kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. Remuneration is broadly defined to include anything of value, such as cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The anti‑kickback laws are broad and prohibit many arrangements and practices that are lawful in businesses outside of the healthcare industry. A person or entity need not have actual knowledge of the federal Anti‑Kickback Statute or specific intent to violate it in order to have committed a violation.

The penalties for violating the anti‑kickback laws can be severe. The sanctions include criminal and civil penalties, and possible exclusion from the federal healthcare programs. Many states have adopted laws similar to the federal anti‑kickback laws, and some apply to items and services reimbursable by any payer, including third party payers.

Federal and State Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment under federal programs (including Medicare and Medicaid). Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Although we would not submit claims directly to government payers, manufacturers can be held liable under the False Claims Act if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law.

Provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. The number of filings under these provisions has increased significantly in recent years. Conduct that violates the False Claims Act may also lead to exclusion from the federal healthcare programs. In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state healthcare programs, and, in several states, such laws apply to claims submitted to all payers.

Federal Prohibitions on Healthcare Fraud and False Statements Related to Healthcare Matters

There are numerous federal and state laws protecting the privacy and security of protected health information. Additionally, a number of related crimes can be prosecuted related to healthcare fraud, false statements relating to healthcare matters, theft or embezzlement in connection with a health benefit program, and obstruction of criminal investigation of healthcare offenses. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including a private insurer. Violation of any of these laws is a felony and may result in fines or exclusion from the federal healthcare programs.

Physician Payment Sunshine Act

The Physician Payment Sunshine Act requires most pharmaceutical manufacturers to report annually to the Secretary of HHS financial arrangements, payments, or other transfers of value made by that entity to physicians and teaching hospitals. The payment information is made publicly available in a searchable format on a CMS website. Over the next several years, we will need to dedicate significant resources to establish and maintain systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements can result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in foreign jurisdictions, including France, which has adopted the Loi Bertrand, or French Sunshine Act, which became effective in 2013.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing, or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign government official for purposes of the Foreign Corrupt Practices Act.

Other Regulations

In addition to the statutes and regulations described above, we also are subject to regulation in the United States under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other federal, state, local and foreign statutes and regulations, now or hereafter in effect.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials, distribution, and future commercial sales of our products. Whether or not we obtain FDA approval for a drug candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we can commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders, or diabetes and optional for those medicines that are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether or not to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Employees

As of March 8, 2016, we had 29 full‑time employees and two part‑time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We invested approximately $16.1 million, $12.2 million and $13.1 million in research and development in the years ended December 31, 2015, 2014 and 2013, respectively.

About Nivalis

We were incorporated under the laws of the State of Delaware in August 2012 and completed our initial public offering of our common stock in June 2015. Our common stock is listed on the NASDAQ Global Market under the symbol “NVLS”. Our principal executive offices are located at 3122 Sterling Circle, Suite 200, Boulder, Colorado 80301, and our telephone number is (720) 945-7700. Our website address is www.nivalis.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Available Information

As a public company, we file reports and proxy statements with the Securities and Exchange Commission, or the SEC. These filings include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as any amendments to those reports and proxy statements, and are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Once at www.nivalis.com, go to the Investors/SEC Filings section of our website to locate copies of such reports. You may also read and copy materials that we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding us and other issuers that file electronically with the SEC.

ITEM 1A.RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Relating to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical stage pharmaceutical company focused primarily on developing our lead product candidate, N91115, for CF. We have incurred significant net losses in each year since our inception, including net losses of $22.8 million, $15.0 million and $16.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $148.8 million.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, a product candidate. We have never obtained approval for or commercialized a product candidate. Our N91115 development program is currently focused on demonstrating the clinical benefit of N91115 for CF patients when added to other CFTR modulators. Initially, this program includes N91115 administered as part of triple therapy with Vertex’s co‑formulated CFTR modulators, lumacaftor with ivacaftor, or lumacaftor/ivacaftor. The evaluation of N91115 in other mutations is also planned. We do not anticipate generating revenue from sales of N91115 or any other potential product candidate for the foreseeable future, if ever. Our ability to generate future revenue depends heavily on:

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

Conducting preclinical testing and clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and generate revenue. Our anticipated development costs would likely increase if we do not obtain favorable clinical results or if development of N91115 or any other potential product candidate is delayed. In particular, if the commercialization of Vertex’s lumacaftor/ivacaftor is unsuccessful and/or we are required by the U.S. Food and Drug Administration, or FDA, or comparable regulatory authorities in other countries, to perform studies or trials in addition to those that we currently anticipate, we would likely incur higher costs than we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

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

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

We are a clinical stage pharmaceutical company with a limited operating history. Our operations to date have been primarily limited to organizing and staffing our company, acquiring and developing product and technology rights and conducting research and development activities. We have recently initiated Phase 2 clinical development for N91115. We have not obtained regulatory approval for N91115 or any other potential product candidate. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history, achieved a later stage of clinical development or approved products on the market.

Our inability to utilize our net operating loss carryforwards before they expire may adversely affect our results of operations and financial condition.

As of December 31, 2015 we had federal and state net operating loss carryforwards of approximately $54.7 million, which may be utilized against future federal and state income taxes. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change net operating loss carryforwards, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of our common stock, applying certain look‑through and aggregation rules, increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period, generally three years. Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause us to pay U.S. federal and state income taxes earlier than we would otherwise be required if such limitations were not in effect and could cause such NOLs to expire unused. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire beginning in 2032. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs, and our results of operations and financial condition may be adversely affected as a result. As of December 31, 2015, we have not performed a formal study to determine whether limitations to our NOLs have occurred or whether such limitations could result from the sale of shares in our initial public offering in June 2015. Such limitations could be significant.

Risks Relating to Clinical Development and Regulatory Approval

We depend almost entirely on the success of our lead product candidate, N91115, which has recently begun Phase 2 clinical testing, and which will need regulatory approval before it can be commercialized. We may not be able to obtain or may be delayed in obtaining regulatory approval for N91115.

We depend almost entirely on the success of our lead product candidate, N91115, which recently began Phase 2 clinical testing. Regulatory agencies, including the FDA, ultimately must approve any product candidate before it can be promoted, marketed or commercially distributed. N91115 and any other potential product candidate we develop will be subject to extensive and rigorous review and regulation by governmental authorities. We have never obtained approval for or commercialized a product candidate. The timing of this process can be unpredictable and may include post‑marketing studies and surveillance, which would require the expenditure of additional resources beyond our existing cash, cash equivalents or marketable securities. Of the large number of drugs in development for approval in the United States, only a small percentage successfully complete the regulatory approval process and are commercialized. The success of N91115 depends on, among other things:

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

Our lead product candidate, N91115, is initially being developed for a triple therapy of N91115 along with Vertex’s lumacaftor/ivacaftor, and we may be unsuccessful in obtaining regulatory approval for, or commercially launching, N91115 if Vertex decides to withdraw or replace lumacaftor/ivacaftor in some or all geographic regions.

Our initial development plans for N91115 focus on a triple therapy of N91115 along with Vertex’s lumacaftor/ivacaftor, which was approved by the FDA on July 2, 2015, and by the European Union’s Committee for Medicinal Products for Human Use (CHMP) on November 20, 2015. Consequently, the development of N91115 depends upon the successful commercialization of lumacaftor/ivacaftor in the U.S. and the commercial launch of lumacaftor/ivacaftor in other geographic regions. If Vertex is unable to, or decides to withdraw or replace lumacaftor/ivacaftor in any geographic region, this could prevent or significantly delay our ability to advance N91115 through clinical development to commercialization.

We have no agreements in place with Vertex, including any agreements to incentivize Vertex to proceed with its commercialization of lumacaftor/ivacaftor or to provide us with clinical supply of lumacaftor/ivacaftor, and our plans to develop N91115 have not been established in conjunction with Vertex. Vertex is not obligated in any way to continue with its currently disclosed plans and could stop the commercialization of lumacaftor/ivacaftor at any time. We have no control over Vertex’s interactions with the FDA or other regulatory authorities and cannot intervene in that process. It is also possible that Vertex may experience a number of unforeseen events during their attempts to commercialize lumacaftor/ivacaftor that prevent it from pursuing commercialization or that impact successful commercialization. Vertex could decide to de‑prioritize commercialization of lumacaftor/ivacaftor in relation to other projects, or deploy insufficient resources to support the commercialization of lumacaftor/ivacaftor. Also, Vertex could merge with a third party that decides to terminate or de‑prioritize the commercialization of lumacaftor/ivacaftor. In any of such events, we may be forced to abandon our development efforts of N91115 or reinitiate our efforts to test administration of N91115 with different therapies. Any of these events would have a material adverse effect on our business and could potentially cause us to cease operations.

The timing of the development of N91115 and its commercial launch may be significantly delayed if there are setbacks or delays in the commercialization of lumacaftor/ivacaftor.

We are dependent on publicly disclosed information with respect to Vertex’s commercialization of lumacaftor/ivacaftor, and this may make it more difficult to evaluate our business and prospects at any given point in time, and could also impair our ability to raise capital on our desired timeline. The commercialization of lumacaftor/ivacaftor could encounter setbacks, which would significantly delay our plans to develop N91115, including the conduct and timely completion of clinical trials, ultimate approval and commercial marketing of N91115.

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

Vertex has no obligation to continue producing, commercializing or making lumacaftor/ivacaftor available to patients, or to continue producing lumacaftor/ivacaftor in any particular quantity, which could prevent our ability to obtain lumacaftor/ivacaftor for use in our planned clinical trials or impact the number of patients taking lumacaftor/ivacaftor who are available to enroll in our clinical trials. For example, Vertex may encounter manufacturing or other production issues and fail to produce enough lumacaftor/ivacaftor for us to successfully complete our studies and clinical trials, and this could cause our N91115 development program or commercialization efforts to fail or be significantly delayed. This could result in insufficient or no revenue and force us to pursue an alternative plan of business or cease operations entirely.

We may be unsuccessful or significantly delayed in the development and commercial launch of N91115 if there are not enough appropriate patients treated with lumacaftor/ivacaftor to conduct our clinical trials.

If there are not enough available patients treated with lumacaftor/ivacaftor to enroll in our clinical trials, we may be unable to advance N91115 through clinical development or be significantly delayed. Given the small patient population with CF and that the number of clinical trials being conducted at any given time is high, and is expected to increase, fewer patients will be available for any given clinical trial. Subjects may also drop out of these clinical trials at a higher rate than we anticipate or we may discover that more patients than anticipated are required to complete our clinical trials.

In addition, if Vertex fails to gain reimbursement for lumacaftor/ivacaftor, there could be insufficient patients treated to conduct our clinical trials or enrollment in our clinical trials could take longer, and we may be forced to pay to obtain the drug for patients enrolling in our clinical trials, which could delay our clinical development, reduce the number of patients enrolling and require us to seek additional sources of funding to complete our development plans.

Patients and their physicians may also conclude lumacaftor/ivacaftor is sufficiently effective on its own, leading to an insufficient number of patients available to enroll in our clinical trials, which would cause our clinical trials to fail or be delayed. Patients and their doctors may decide to wait for longer than we currently anticipate in order to evaluate the effect of lumacaftor/ivacaftor prior to enrolling in our clinical trials, which would significantly delay our N91115 development program. In addition, if physicians or patients do not perceive the benefits of lumacaftor/ivacaftor as clinically meaningful, this may negatively affect uptake and patients may stop taking lumacaftor/ivacaftor. Moreover, if only patients who are unsuccessfully treated on lumacaftor/ivacaftor decide to enroll in our clinical trials for N91115, our clinical trials may not be successful and could fail.

Any of these events would have a material adverse effect on our business and could potentially cause us to cease operations.

We may be unsuccessful or significantly delayed in the development and commercial launch of N91115 if lumacaftor/ivacaftor has unexpected longer term safety or efficacy issues.

Our plans for the development of N91115 depend on our expectation that lumacaftor/ivacaftor will be safe and effective, successfully marketed, physicians will prescribe lumacaftor/ivacaftor and patients will continue treatment. However, lumacaftor/ivacaftor could encounter unexpected results in the future and be associated with adverse outcomes or perceived lack of benefit during long‑term use, forcing Vertex to amend its label or discontinue commercialization. This would have a material adverse effect on our business and could potentially cause us to cease operations.

If we pursue regulatory approval of N91115 for a triple therapy only along with lumacaftor/ivacaftor, and lumacaftor/ivacaftor subsequently becomes obsolete as a standard of care or its use is discontinued, we may be unsuccessful or significantly delayed in the development and commercial launch of N91115, or we may be forced to abandon or reinitiate our development efforts for N91115.

Our initial development plans for N91115 focus on a triple therapy of N91115 along with lumacaftor/ivacaftor. Changes in standard of care or use patterns of lumacaftor/ivacaftor could make our triple therapy obsolete. If N91115 is approved specifically by indication from the FDA to be administered only along with lumacaftor/ivacaftor and use of another therapy becomes more prevalent than lumacaftor/ivacaftor, replaces lumacaftor/ivacaftor or makes a stabilizer obsolete, revenue from sales of N91115 could be negatively impacted and our financial results and stock price would be adversely affected. We may also be forced to abandon our development efforts of N91115 or reinitiate our efforts to test administration of N91115 along with a different drug. This would have a material adverse effect on our business and could potentially cause us to cease operations.

The regulatory approval processes of the FDA, the European Medicines Agency, or EMA, and comparable foreign regulatory authorities are lengthy, time‑consuming and inherently unpredictable.

We are not permitted to market N91115 or any other potential product candidate in the United States or outside the United States until we receive approval of an NDA from the FDA or approval of a marketing application from the comparable regulatory authority in other countries. Prior to submitting an NDA to the FDA for approval of N91115, we will need to complete our ongoing preclinical and toxicology studies in CF, as well as all necessary clinical trials. We are still conducting ongoing preclinical studies and recently initiated a Phase 2 clinical trial. Successfully completing our Phase 2, and initiating and completing our Phase 3 clinical programs and obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and FDA and other comparable foreign regulatory authorities may delay, limit or deny approval of N91115 or any other potential product candidate for many reasons, including, among others:

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
•

if our NDAs or similar applications, if and when submitted, are reviewed by FDA or other comparable regulatory authorities, as applicable, the regulatory authorities may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend that the FDA or other comparable regulatory authorities, as applicable, require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and restrictions on use;

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

To date, we have completed dose escalation and drug-drug interaction trials in healthy subjects and pharmacokinetic and dose-ranging safety trials in CF patients as part of our Phase 1 clinical program. We need to complete our ongoing preclinical and toxicology studies, as well as additional Phase 1, Phase 2 and Phase 3 clinical trials prior to submitting N91115 for regulatory approval. We have conducted limited safety studies in humans to date and only recently commenced our planned Phase 2 trial to assess the efficacy and safety of N91115 in CF patients.  We have not yet commenced our Phase 3 clinical program. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in late stage clinical development, even after seeing promising results in earlier clinical trials.

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

•

the number of subjects required for clinical trials of N91115 or any other potential product candidate may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, particularly given the small patient population with CF and the number of clinical trials being conducted at any given time is high, and is expected to increase, leading to fewer available patients for any given clinical trial, or subjects may drop out of these clinical trials at a higher rate than we anticipate;

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

We may experience delays in clinical trials at any stage of development and testing of N91115 or any other potential product candidate. We began our Phase 2 clinical trial in November 2015. Our other planned clinical trials may not begin on time, and our Phase 2 and other clinical trials may not have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all.

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

If we are not able to obtain orphan product status for N91115 in the EU and any other potential product candidate in the US or EU for which we seek this status, we will not be able to claim the tax credits for our clinical trials of such product candidate provided by this status or potentially take advantage of other benefits of orphan drug status.

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

We were granted orphan drug designation for N91115 by the FDA in January 2016. We intend to seek orphan drug designation in the EU for N91115 and may seek an orphan drug designation for other potential product candidates. If we lose orphan drug exclusivity for N91115 in the United States or are unable to obtain and maintain orphan drug designation in the EU for N91115 or for any other product candidates for which we seek a designation, or if our competitors obtain orphan drug exclusivity for other rare diseases or conditions we are targeting before we do, we may be delayed in obtaining marketing authorization or we may lose out on the potential benefits of market exclusivity associated with the orphan drug designation.

We may not retain fast track designation by the FDA for N91115 or any other potential product candidate for which we seek such designation. If granted, fast track designation may not actually lead to a faster development, regulatory review or approval.

If a drug is intended for the treatment of a serious condition and preclinical or clinical data demonstrate the potential to address an unmet medical need, the sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation. We were granted fast track designation by the FDA for N91115 in February 2016, and we may seek fast track designation for other potential product candidates in the future. Even with fast track designation, however, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In order to market any product candidate, we must establish and comply with numerous and varying regulatory requirements on a country‑by‑country basis regarding safety and efficacy. Approval in the United States by the FDA or by a regulatory agency in another country does not ensure approval by the regulatory authorities in other countries or jurisdictions or ensure approval for the same conditions of use. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be unrealized.

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

We intend to rely on these manufacturers to produce commercial supplies of our product candidates that are approved and commercialized. As a result of our reliance on these third party manufacturers and suppliers, including a sole source supplier of one of our manufacturing processes, we could be subject to significant supply disruptions outside of our control. Our supply chain for sourcing raw materials and manufacturing drug product ready for distribution is a multi‑step international endeavor. Third party contract manufacturers, including some in China, supply us with raw materials, and contract manufacturers in the United States, Canada and China convert these raw materials into drug substance and convert the drug substance into final dosage form. Establishing and managing this supply chain requires a significant financial commitment and the creation and maintenance of numerous third party contractual relationships. Although we attempt to effectively manage the business relationships with companies in our supply chain, we do not have control over their operations.

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

In addition to lumacaftor and ivacaftor, there are other CF therapies currently under development or that may be developed in the future, including Vertex’s VX-661/ivacaftor combination and Vertex’s second generation correctors. We may expand the development of N91115 by testing it with additional CF therapies that we deem appropriate if, and as, they become commercially available and we may do the same with any potential product candidate other than N91115. We would, therefore, be dependent on the approval, commercialization and success of these other CF therapies, as well as the patient populations and countries for which such therapies received approval and were commercialized.

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

Competitive therapeutic treatments include those that are currently in development and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We are aware of several disease modifying CF therapies in development, including those of Vertex Pharmaceuticals, PTC Therapeutics, Novartis, Pfizer, Galapagos, ProQR Therapeutics, Flatley Discovery Labs, Parion Sciences, Concert, Proteostasis, Calista, Shire, Gilead Sciences, AbbVie, AmpliPhi Biosciences and F. Hoffmann‑LaRoche.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal anti‑kickback statute. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

We are an early stage company with 29 full‑time employees and two part‑time employees as of March 8, 2016. As our development and commercialization plans and strategies develop, we expect to need additional research and development, managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. For example, shares of our common stock have traded as high as $20.43 and as low as $4.15 in the eight month period following the effective date of our IPO. These fluctuations could cause an investor to lose all or part of the value of his, her or its investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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

Our principal stockholders, which consist of entities affiliated with Deerfield Management Company, L.P., Wellington Management Company LLP, the Estate of Arnold H. Snider, III, and BVF Partners L.P., and certain of their affiliates, will beneficially own or control, directly or indirectly, approximately 54% of the outstanding shares of our common stock. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders.

Future sales, or the perception of future sales, of a substantial amount of our common shares could depress the trading price of our common stock.

As of March 8, 2016, we have 200,000,000 shares of common stock authorized and 15,462,030 shares of common stock outstanding. Of these shares, the 6,325,000 shares sold during our IPO are freely tradable and, without giving effect to the purchase of shares by entities affiliated with certain of our existing stockholders, approximately 2.8 million shares will be freely tradable pursuant to Rule 144 under the Securities Act by non‑affiliates and another approximately 6.9 million shares will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144. If we or our stockholders sell substantial amounts of our shares of common stock in the public market or if the market perceives that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity‑related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.

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

We will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd‑Frank Act and Sarbanes‑Oxley as well as related rules implemented by the SEC and The NASDAQ Global Market, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd‑Frank Act are expected to require additional changes. We expect that compliance with these and other similar laws, rules and regulations, including compliance when required with Section 404 of Sarbanes‑Oxley, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time‑consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as officers. Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our business, results of operations and financial condition.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.PROPERTIES

Our corporate headquarters are located in Boulder, Colorado, where we lease approximately 15,000 square feet of office and laboratory space pursuant to a lease that expires in March 2018. We have an option to extend our lease for up to three years.

We believe that our existing facilities are adequate for our near term needs. When our lease expires, we may exercise the renewal option or look for alternate space for our operations. We believe that suitable alternative space would be available if required in the future on commercially reasonable terms.

ITEM 3.LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of June 17, 2015, our common stock began trading on the NASDAQ Global Market under the symbol “NVLS.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Market:

	HIGH	LOW
Year Ended December 31, 2015
Second Quarter	$17.84	$14.07
Third Quarter	$20.43	$12.11
Fourth Quarter	$13.62	$7.05

Stockholders

As of February 29, 2016, we have approximately 35 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph (1)

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since June 17, 2015, which is the date our common stock began trading on the NASDAQ Global Market, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on June 17, 2015, in our common stock, or May 31, 2015 in the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

COMPARISON OF 6 MONTH CUMULATIVE TOTAL RETURN*

$120
$100
$80
$60
$40
$20
$0
6/17/15
6/15
7/15
8/15
9/15
10/15
11/15
12/15
Nivalis Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 6/17/15 in stock or 5/31/15 in index, including reinvestment of dividends.
Fiscal year ending December 31,2015.

(1)This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Nivalis Therapeutics, Inc. under the Securities Act of 1933, as amended.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information relating to our equity compensation plans as of December 31, 2015, under which equity securities were authorized for issuance, is included in Item 12 of Part III of this Annual Report.

Unregistered Sales of Equity Securities

During the year ended December 31, 2015, we issued and sold the following securities that were not registered under the Securities Act of 1933, as amended.

1.

On February 10, 2015 and April 29, 2015, we granted stock options to purchase 1,207,273 and 15,576, respectively, shares of our common stock, at exercise prices of $4.56 per share, to employees and directors under our 2012 Stock Incentive Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The transaction described in paragraph 1 was completed without registration under the Securities Act in reliance on the exemptions afforded by Rule 701 promulgated under the Securities Act. The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees and directors and received the securities as compensation for services. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Initial Public Offering

Our initial public offering, or IPO, of common stock was effected through a Registration Statement on Form S-1 (File No. 333-204127) declared effective by the SEC on June 16, 2015. On June 22, 2015, we sold 6,325,000 shares of common stock, including 825,000 shares sold to the underwriter pursuant to its option to purchase such shares to cover over allotments, at an initial public offering price of $14.00 per share, for aggregate gross proceeds of $88.6 million and net proceeds of $78.8 million after deducting underwriting discounts and commissions and expenses. The underwriters of the offering were Cowen & Company, LLC, Stifel, Nicolaus & Company, Incorporated, Robert W. Baird & Co., Incorporated and H.C. Wainwright & Co., LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

Through March 8, 2016, we had not used any of our IPO proceeds for working capital or general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

ITEM 6.SELECTED FINANCIAL DATA

The following table sets forth certain of our selected historical financial data at the dates and for the periods indicated. The selected historical statement of operations data presented below for the years ended December 31, 2015, 2014 and 2013 and the historical balance sheet data as of December 31, 2015 and 2014 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The historical statement of operations data presented below for the year ended December 31, 2012 and the historical balance sheet data as of December 31, 2013 and 2012 have been derived from our audited financial statements that do not appear in this report.

Our historical results are not necessarily indicative of results expected in any future period.

The selected historical financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto.

Statement of Operations Data:
	Years Ended December 31,
	2015 (1)	2014	2013	2012
	(in thousands, except per share data)
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	16,054	12,200	13,136	7,100
General and administrative	6,844	2,287	2,141	1,930
Loss from operations	(22,898)	(14,487)	(15,277)	(9,030)

Interest and other income, net	80	296	10	151
Interest expense	—	(845)	(931)	(694)

Net loss	(22,818)	(15,036)	(16,198)	(9,573)
Gain on extinguishment of convertible debt as a capital transaction	—	378	—	—
Net loss attributable to common shareholders	$(22,818)	$(14,658)	$(16,198)	$(9,573)
Weighted average shares outstanding—basic and diluted	9,371	723	155	137
Net loss per share attributable to common stockholders—basic and diluted	$(2.43)	$(20.27)	$(104.50)	$(69.88)

Balance Sheet Data:
	As of December 31,
	2015 (1)	2014	2013	2012
	(in thousands)
Cash, cash equivalents and marketable securities	$87,254	$27,812	$1,098	$4,705
Restricted cash	–	–	2,500	2,500
Working capital	83,267	26,027	(2,209)	5,050
Total assets	87,909	28,543	4,134	8,012
Total liabilities	4,419	2,415	17,629	5,406
Convertible preferred stock	–	41,880	77,793	77,793
Accumulated deficit	(148,837)	(126,019)	(110,983)	(94,785)
Total stockholders' equity (deficit)	83,490	(15,752)	(91,288)	(75,188)

(1) In June 2015, we completed an initial public offering of our common stock with the sale and issuance of 6,325,000 shares of common stock at a price to the public of $14.00 per share.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Cystic fibrosis, or CF, is a life-shortening genetic disease that affects an estimated 70,000 people worldwide, predominately in the United States and Europe. CF is characterized by a defect in the chloride channel of human cells known as the “cystic fibrosis transmembrane conductance regulator,” or CFTR, which is caused by mutations in the CFTR gene. N91115 works through a novel mechanism of action called GSNOR inhibition to modulate the unstable and defective CFTR protein responsible for CF. GSNOR inhibition restores GSNO levels thereby modifying the chaperones responsible for CFTR protein degradation. This stabilizing effect increases and prolongs the amount of CFTR protein at the cell surface and the function of the CFTR chloride channel which, in turn, leads to an increase in net chloride secretion. Nivalis discovered and owns exclusive rights to N91115 in the United States and all other major markets, including U.S. composition of matter patent protection until at least 2031.

Our Phase 1b clinical trial of N91115 in people having CF and having two copies of the F508del-CFTR mutation was completed in September 2015. The randomized, double-blind, placebo-controlled, parallel group study of orally administered N91115 demonstrated favorable safety, tolerability and pharmacokinetics of various doses of N91115 (50, 100 and 200 mg twice daily) in a total of 51 people with CF. Furthermore, a trend toward a modest reduction in sweat chloride, a marker of CFTR activity, was observed in the highest dose tested.

During November 2015, we initiated a Phase 2, 12-week, double-blind, randomized, placebo-controlled, parallel group study to investigate the efficacy and safety of N91115 in 135 adult patients with CF who are homozygous for the F508del-CFTR mutation and being treated with Orkambi™ (lumacaftor/ivacaftor), which is owned by Vertex Pharmaceuticals, Inc.

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

To date, we have not generated any revenue. Based on our current plans, we do not expect to generate any revenue for the foreseeable future. Since inception, we have financed our operations primarily through the proceeds from our IPO, as well as private placements of equity, debt and convertible debt. From our inception in July 2003 to December  31, 2015, we raised $225.0 million in net proceeds from these sources, of which all $5.0 million in debt has been repaid. As of December  31, 2015, we had cash, cash equivalents and marketable securities of $87.3 million and no debt.

We have incurred losses from operations in each year since our inception. Our net losses were $22.8 million for the year ended December 31, 2015 and we had an accumulated deficit of $148.8 million. We expect to continue incurring losses for the foreseeable future as we advance our lead product candidate, N91115, through clinical development, regulatory approval and, if approved, commercialization. We expect that research and development expenses will increase as we continue to develop our product candidates, and general and administrative costs will increase as we operate as a public company. We anticipate that we will need to raise additional capital, in addition to the IPO proceeds raised in June 2015, prior to the commercialization of N91115 or any other potential product candidate. Until such time that we can generate revenue from product sales, which, based on our current development plans, we do not expect to occur until 2018 at the earliest, we expect to finance our operating activities primarily through selling equity, incurring debt, entering into partnerships, and obtaining grants or seeking other nondilutive sources of financing. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, if at all. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. It could force us to delay, limit, reduce or terminate our research and development programs and commercialization efforts or cause us to cease operations in full.

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

The following table identifies direct program expenses on a program-specific basis for our product candidates. All other research and development costs, including salaries, benefits and stock-based compensation, consulting and outsourced services, facilities and depreciation, and other expenses are not allocated to specific programs as they have historically been deployed across a number of projects under development. Other expenses include travel, lab and office supplies, insurance and other miscellaneous expenses.

	Year Ended December 31,
	2015	2014	2013

Direct program expenses:
N91115 for cystic fibrosis	$9,254	$4,248	$2,674
N6022 for cystic fibrosis	—	1,622	3,412
Total direct program expenses	9,254	5,870	6,086

Personnel and other expenses
Salaries, benefits and stock-based compensation	4,931	4,973	5,235
Consulting and outsourced services	352	418	497
Facilities and depreciation	266	284	446
Other expenses	1,251	655	872
Total research and development expenses	$16,054	$12,200	$13,136

All of our research and development expenses for the years ended December  31, 2015 and 2014 relate to the development of N91115 and, to a lesser extent, N6022. We have expended an aggregate of approximately $16.7 million for direct program expenses related to N91115 from inception through December  31, 2015. The successful development of N91115 or any other potential product candidate is uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when the period in which we receive material net cash inflows may commence, from N91115 or any other potential product candidate. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	the number and results of our clinical trials;

•	the number of clinical sites included in the trials;

•	the number of patients that ultimately participate in the trials;

•	the length of time required to enroll suitable patients; and

•	the ability to obtain a drug supply for our trials.

Our expenditures are subject to additional uncertainties, including the commercial uptake and patient compliance of Vertex’s Orkambi (lumacaftor/ivacaftor), our preclinical study and clinical trial expenses, our costs to acquire, develop and manufacture preclinical study and clinical trial materials, the timing of regulatory approval for N91115 and post-commercialization and other incremental research and development costs for N91115 or any other potential product candidate. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Changes in variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities were to require us to conduct preclinical studies or clinical trials beyond those which we anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the clinical development of our product candidates.

General and Administrative Expense

General and administrative expense consists principally of salaries and related costs not included in research and development expenses, including stock-based compensation, for personnel in executive, finance, business development and information technology functions,  facility costs and professional fees for legal, patent review, consulting and accounting services.

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

Interest and Other Income, Net

Interest and other income, net for the years ended December 31, 2015 and 2013 consists primarily of interest earned on marketable securities and money market funds. For the year ended December 31, 2014, interest and other income, net consists of the gain on the change in the fair value of preferred stock warrant liabilities. On September 23, 2014, all outstanding shares of preferred stock converted into shares of common stock in connection with a recapitalization of the company; when this conversion occurred, warrants exercisable for shares of our preferred stock automatically adjusted to become exercisable for shares of common stock, and therefore changes in the fair value of preferred stock warrant liabilities will no longer impact interest and other income, net.

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

Results of Operations

Comparison of the Years Ended December  31, 2015, 2014 and 2013.

Research and Development Expenses.  Research and development expenses for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Research and development expenses	$16,054	$12,200	$13,136
Increase (decrease) from prior period	$3,854	$(936)	—
% change from prior period	31.6%	(7.1)%	—

Fiscal 2015 as compared to Fiscal 2014 – The increase in research and development expenses for the year ended December 31, 2015 compared to prior year was primarily due to an increase in direct program expenses of $3.4 million and increased personnel and other expenses of $470,000, combined. The increase in direct program expenses for N91115 was largely driven by clinical trial expenses increasing by $3.0 million during the comparable periods due to the Phase 1b trial that was initiated during the first quarter of fiscal 2015 and completed in September 2015, the Phase 1a drug-drug interaction trial completed during the third quarter of fiscal 2015 and the Phase 2 triple therapy trial that was initiated during the fourth quarter of fiscal 2015. During fiscal 2014, two smaller Phase 1 safety trials were in process and completed by the end of that year. The remaining increase in direct program expenses for fiscal 2015 for N91115 of approximately $2.0 million was attributed to the production of N91115 for clinical trials and initiation of long-term toxicology studies. Partially offsetting these increases were decreased clinical trial expenses for N6022 of $1.6 million during the comparable periods as the Phase 1b trial of N6022 in people with CF was completed in April 2014. The combined increase in personnel and other expenses during fiscal 2015 compared to the prior year was primarily attributable to increased travel to support the clinical trials and overall increases in insurance.

Fiscal 2014 as compared to Fiscal 2013 – The decrease in research and development expenses for the year ended December 31, 2014 compared to the prior year was primarily attributable to a decrease in headcount as a result of a reduction in force that was implemented in July 2014, along with related decreases in lab supplies and equipment costs. In addition, clinical trial expenses for N6022 decreased by $1.8 million during 2014 as the Phase 1b trial was completed in April 2014. Partially offsetting these decreases was an increase of $1.6 million in clinical trial expenses for the same period related to the N91115 Phase 1a safety trial.

General and Administrative Expenses.  General and administrative expenses for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
General and administrative expenses	$6,844	$2,287	$2,141
Increase from prior period	$4,557	$146	—
% change from prior period	199.3%	6.8%	—

Fiscal 2015 as compared to Fiscal 2014 – The increase in general and administrative expenses for the year ended December 31, 2015 compared to the prior year was primarily due to increased expenses related to becoming and operating as a publicly-traded company, including increased salary expense, employee benefits and stock-based compensation expense tied to a revised employee incentive plan and the hiring of a new CEO and CFO during the early part of 2015. Additionally, audit fees, legal support costs, patent expenses, travel costs and various marketing and investor relations expenses increased by approximately $2.5 million during fiscal 2015, compared to the prior year.

Fiscal 2014 as compared to Fiscal 2013 – The increase in general and administrative expenses for the year ended December 31, 2014 over the prior year was attributable to increases in recruiting search fees for a replacement CEO and increases in patent expenses and legal support costs. These increases were partially offset by decreases in salary expense and related benefits of $238,000 due to reduced employment levels.

Interest and Other Income, Net.

Fiscal 2015 as compared to Fiscal 2014 – The decrease in interest and other income, net for the year ended December 31, 2015 compared to the prior year was primarily due to approximately $266,000 recorded as a gain during fiscal 2014 due to the change in the fair value of preferred stock warrant liabilities that were adjusted to fair market value. These preferred stock warrant liabilities were reclassified as a component of equity during September 2014. Therefore no similar mark‑to‑market adjustment was recorded during 2015. During fiscal 2015, approximately $80,000 was earned as interest on marketable securities.

Fiscal 2014 as compared to Fiscal 2013 – The increase in interest and other income, net for the year ended December 31, 2014 over the prior year was primarily due to a gain recorded for the change in fair market value of preferred stock warrant liabilities that were reclassified to equity subsequent to the completion of the stock conversion on September 23, 2014.

Interest Expense.

Fiscal 2015 as compared to Fiscal 2014 – There was no interest expense for the year ended December 31, 2015 due to repayment of the Horizon Loan in July 2014 and conversion of the convertible debt in September 2014 compared to the prior year in which interest was paid on the outstanding Horizon Loan and interest accrued on the convertible debt outstanding.

Fiscal 2014 as compared to Fiscal 2013 – The decrease in interest expense for the year ended December 31, 2014 over the prior year was due to a lower average balance on the Horizon Loan resulting from principal payments made during the year leading up to the payoff of the loan in July 2014. Slightly offsetting this decrease was the increase in the interest rate on the convertible debt issued during 2014 compared to similar convertible debt issued during 2013. In addition, all remaining deferred financing costs and debt discount related to the Horizon Loan were written off when the loan was repaid.

Liquidity and Capital Resources

We have funded our operations primarily through the proceeds from our IPO in June 2015 as well as private placements of equity and convertible debt and from the Horizon Loan. Since our inception, we received  $78.8 million in net proceeds from the IPO, $88.8 million in net proceeds from the issuance of convertible preferred stock, $52.4 million of net proceeds through the issuance of convertible debt and $5.0 million of gross proceeds from the issuance of the Horizon Loan, which was fully repaid in July 2014.  As of December  31, 2015, we had cash, cash equivalents and marketable securities of $87.3 million.

The following table sets forth the primary sources and uses of cash for years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(19,207)	$(14,448)	$(14,293)
Net cash used in investing activities	(62,448)	(4)	(125)
Net cash provided by financing activities	78,834	41,166	10,811
Net increase (decrease) in cash and cash equivalents	$(2,821)	$26,714	$(3,607)

Operating Activities

Fiscal 2015 as compared to Fiscal 2014 – During the year ended December 31, 2015, our net loss of $22.8 million included noncash charges of $1.4 million, primarily associated with stock‑based compensation. During this same period, our net operating liabilities, excluding cash, cash equivalents and marketable securities, increased by approximately $2.2 million and thus decreased our net cash used in operating activities to $19.2 million. Net operating liabilities increased primarily because of higher accrued employee benefits of $1.5 million, increases in accounts payable and accrued direct program expenses of $376,000, increases in other liabilities of $163,000 and decreases in prepaid expenses of $198,000. Accrued employee benefit costs increased due to implementation of the 2015 employee incentive plan that was initiated at the beginning of the year. Increases in accounts payable and accrued direct program expenses were directly related to research and development costs for our Phase 1b clinical trial that completed in September 2015 along with the initiation of the Phase 2 clinical trial during the fourth quarter of 2015.

During fiscal 2014, our net loss of $15.0 million included noncash charges of $570,000. During the same period, our net operating liabilities, excluding cash, cash equivalents and marketable securities, increased by $18,000, largely the result of increased accounts payable and accrued direct program expenses that were offset by decreased employee benefits and increased prepaid expenses.

Fiscal 2014 as compared to Fiscal 2013 – Net loss and non-cash charges were similar for the years ended December 31, 2014 and 2013. The similar amount of cash utilized in operating activities is due to a $1.2 million decrease in net loss, which was offset by a similar decrease in cash provided by changes in components of working capital.

Investing Activities

Fiscal 2015 as compared to Fiscal 2014 –  The net cash used in investing activities of $62.4 million for the year ended December 31, 2015 was primarily related to the net purchase of marketable securities.

Fiscal 2014 as compared to Fiscal 2013  –  The net cash used in investing activities for the years ended December 31, 2014 and 2013 was related to the purchase of computer hardware, computer software and laboratory equipment used within our research and development and general and administrative departments.

Financing Activities

Fiscal 2015 as compared to Fiscal 2014 –  The cash provided by financing activities for the year ended December 31, 2015 resulted from $78.8 million of net proceeds for the sale of common stock in our IPO that closed during June 2015. The cash provided by financing activities for the year ended December 31, 2014 was primarily driven by the receipt of $29.9 million in net proceeds from the sale of convertible preferred stock, receipt of $11.9 million in net proceeds from the issuance of convertible debt and $2.5 million from the release of restricted cash associated with the full repayment of the Horizon Loan. These sources of cash were partially offset by the full repayment of $3.1 million outstanding on the Horizon Loan.

Fiscal 2014 as compared to Fiscal 2013 – The cash provided by financing activities for the year ended December 31, 2014 was primarily driven by the receipt of $29.9 million in net proceeds from the sale of convertible preferred stock, receipt of $11.9 million in net proceeds from the issuance of convertible debt and $2.5 million from the release of restricted cash associated with the full repayment of the Horizon Loan. These sources of cash were partially offset by the full repayment of $3.1 million outstanding on the Horizon Loan. Cash provided by financing activities for the year ended December 31, 2013 represents the receipt of $12.0 million in proceeds from the sale of convertible debt, which was offset by the repayment of $1.2 million on the Horizon Loan.

Funding Requirements

We believe our existing cash, cash equivalents and marketable securities will provide resources to complete our recently initiated Phase 2 clinical trial and to fund our operating expenses and capital expenditure requirements to mid-2017 when we expect to be enrolling patients in our Phase 3 clinical program for N91115. We have based these estimates on assumptions that may prove to be incorrect, and given the risks and uncertainties associated with drug development and commercialization, we could use our capital resources sooner than expected. Our present and future funding requirements will depend on many factors, including but not limited to:

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

Existing cash, cash equivalents and marketable securities will not be sufficient to fund our operations through successful development and commercialization of N91115 or any other potential product candidate. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned development and commercialization activities, which could harm our business. For more information as to the risks associated with our future funding requirements, see Item 1A. – “Risk Factors” set forth elsewhere in the Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those described in more detail below. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We have not had any material adjustments to estimated amounts recorded in previous periods. At December  31, 2015 and 2014, we had accrued direct program expenses of $1.6 million and $1.2 million, respectively.

Income Taxes

We are subject to corporate taxes in the United States. Significant judgment is required in determining the use of net operating loss carryforwards for corporate tax purposes. There are many transactions and calculations for which the ultimate tax determination is uncertain. Where the final tax outcome of these matters is different from the amounts that were initially recorded, such differences will impact the current and deferred corporate tax assets and liabilities in the period in which such determination is made.

We have not recognized any taxes or income since the conversion of our company to a Delaware corporation in 2012. As of December 31, 2015, the total amount of tax losses carried forward was approximately $54.7 million. The utilization of these tax loss carryforwards may be subject to limitations as described further in the section titled “Tax Loss Carryforwards” below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have a history of tax losses, and therefore recognize deferred tax assets arising from unused tax losses or tax credits only to the extent that we have sufficient taxable temporary differences or there is convincing other evidence that sufficient taxable profit will be available against which the unused tax losses or unused tax credits can be utilized. We believe that other sufficient evidence is not currently available and therefore we have recorded a full valuation allowance against our net deferred tax assets.

Stock-Based Compensation

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Compensation expense is recognized over the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards.

The fair value of stock options for the years ended December 31, 2015, 2014 and 2013 was estimated at the grant date using the following weighted average assumptions for the respective periods:

	2015	2014	2013
Estimated dividend yield	–	*	–
Weighted-average expected stock price volatility	75.7%	*	120.8%
Weighted-average risk-free interest rate	1.8%	*	1.2%
Weighted-average expected life of option (in years)	6.22	*	6.25
Weighted-average fair value per option	$5.09	*	$2.95

*There were no options granted during 2014

Expected dividend yield.  The expected dividend yield for all of our stock option grants is 0%, as we have not declared a cash dividend since inception, and do not expect to do so in the foreseeable future.

Expected stock price volatility.    The expected volatility was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.

Risk free interest rate.  We use the average yield on current U.S. Treasury instruments with terms that approximate the expected term of the stock options being valued.

Expected life of option in years.  The expected term of a stock option is the period of time for which the option is expected to be outstanding. We used a simplified method of determining expected term by selecting the midpoint between the average vesting date and the contractual terms, which is in accordance with the simplified method.

Forfeitures.  The stock-based compensation expense recognized has been reduced for estimated forfeitures. The estimated forfeiture rate is based on historical experience of our option plan, which we expect to continue at the current level, and any adjustments in the forfeiture rate in the future will result in a cumulative adjustment in the period that this estimate is changed. Ultimately, the total compensation expense recognized for any given stock based award over its vesting period will only be for those shares that actually vest.

We recognized stock-based compensation expense of approximately $1.3 million, $70,000 and $98,000 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had $7.1 million in total unrecognized stock-based compensation expense, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of 3.3 years. We expect our stock-based compensation to grow in future periods due to the potential increase in employee headcount and additional stock option grants to existing employees and directors.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015:

	Payments due by period
	(in thousands)

		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Purchase obligations	$9,195	$8,642	$553	$—	$—
Operating leases	664	292	372	—	—
Total obligations	$9,859	$8,934	$925	$—	$—

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

Tax Loss Carryforwards

As of December 31, 2015, we had federal and state income loss carryforwards and research and development credits of $54.7 million and $1.8 million, respectively that begin to expire in 2032 for both federal and state purposes. The utilization of the federal net operating loss carryforwards and credits may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss, or NOL, carryforwards, other tax carryforwards, tax credits, and certain built-in losses upon an ownership change as defined by that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in Nivalis stock by more than 50 percentage points over a three year testing period, or a Section 382 Ownership Change. If Nivalis has undergone a Section 382 Ownership Change, an annual limitation would be imposed on certain tax attributes of Nivalis, including NOL and capital loss carryforwards, and certain other losses and credits. As of December 31, 2015, we have not performed a formal study to determine whether there are Section 382 limitations that apply and such limitations could be significant.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this Annual Report on Form 10-K, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we plan to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual report period. The amendments in this standard may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this standard as of December 31, 2015 with prospective application. As a result, we reclassified our deferred tax assets classified as current to noncurrent and our deferred tax liabilities classified as current to noncurrent as of December 31, 2015. Prior year balances were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. We are currently evaluating the impact of the new pronouncement on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December  31, 2015, we had cash, cash equivalents and marketable securities of $87.3 million, consisting of deposits with commercial banks in checking, interest-bearing and demand money market accounts, corporate debt securities, U.S. treasury securities and obligations of U.S. government agencies. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included in Item 15 of this report and presented beginning on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a−15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. In connection with the filing of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December  31, 2015.

Management’s Assessment of Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report on changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter due to a transition period established by the Exchange Act for newly public companies.

ITEM 9B.OTHER INFORMATION

None.

PART III

As permitted by General Instruction G(3) of Form 10-K, certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2015 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2015 Proxy Statement, which we expect to file with the SEC no later than April 30, 2016.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors, executive officers and corporate governance matters, including the audit committee and audit committee financial experts and compliance with Section 16(a) of the Exchange Act will be included in our 2015 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Ethics for all of our directors, officers and employees as required by NASDAQ governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Ethics on our website at www.nivalis.com, or request a copy without charge from:

Nivalis Therapeutics, Inc.

Attention: Investor Relations

3122 Sterling Circle, Suite 200

Boulder, CO 80301

We will post to our website any amendments to the Code of Business Ethics and any waivers that are required to be disclosed by the rules of either the SEC or NASDAQ.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, about the shares of common stock that may be issued upon the exercise of options under our existing equity compensation plans, which include the N30 Pharmaceuticals, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) and the Nivalis Therapeutics, Inc. Employee Stock Purchase Plan (the “ESPP”).  Nivalis has no equity compensation plans that have not been approved by our stockholders.

	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)
2012 Plan and 2015 Plan (1)	1,787,864	$	$ 7.54	580,725
ESPP	—		—	222,876
Total	1,787,864			803,601

(1)The 2015 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2015 Plan on January 1 of each calendar year, from January 1, 2016 through January 1, 2025. The shares available for issuance under the 2015 Plan are increased automatically each year by an amount equal to (a) 5% of the total number of shares of Common Stock issued and outstanding on December 31 of the preceding calendar year; or (b) such lesser number of shares of Common Stock approved by the Board of Directors on or prior to such immediately preceding December 31. However, in no event shall the number of additional authorized shares determined pursuant to this formula exceed, when added to the number of shares of common stock outstanding and reserved for issuance under the 2012 Plan, the 2015 Plan other than pursuant to this formula, under the ESPP and upon conversion or exercise of outstanding warrants, the total number of shares of common stock authorized for issuance under Nivalis’ Amended and Restated Certificate of Incorporation.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are being filed as part of this report:

(1) Financial Statements.

Reference is made to the Index to Financial Statements of Nivalis Therapeutics, Inc. appearing on page F-1 of this report.

(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Financial Statements or the Notes thereto.

(3) Exhibits.

Reference is made to the Index to Exhibits filed as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIVALIS THERAPEUTICS, INC.

	By:	/S/ JON CONGLETON
Jon Congleton
Date: March 8, 2016		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JON CONGLETON
Jon Congleton	President and Chief Executive Officer; Director	March 8, 2016
(Principal Executive Officer)

/S/ R. MICHAEL CARRUTHERS
R. Michael Carruthers	Executive Vice President and Chief Financial Officer	March 8, 2016
(Principal Financial Officer and Principal Accounting Officer)

/S/ ROBERT CONWAY
Robert Conway	Director	March 8, 2016

/S/ HOWARD FURST
Howard Furst	Director	March 8, 2016

/S/ JONATHAN LEFF
Jonathan Leff	Director	March 8, 2016

/S/ EVAN LOH
Evan Loh	Director	March 8, 2016

/S/ JOHN MOORE
John Moore	Director	March 8, 2016

/S/ PAUL SEKHRI
Paul Sekhri	Director	March 8, 2016

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Nivalis Therapeutics, Inc.

We have audited the accompanying balance sheets of Nivalis Therapeutics, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nivalis Therapeutics, Inc., at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado

March 8, 2016

Nivalis Therapeutics, Inc.

Balance Sheets

(In thousands, except for share amounts)

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$24,991	$27,812
Marketable securities	62,263	—
Prepaid expenses and other current assets	432	630
Total current assets	87,686	28,442

Property and equipment and other assets, net	223	101
Total assets	$87,909	$28,543

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$994	$929
Accrued direct program expenses	1,555	1,244
Accrued employee benefits	1,675	210
Accrued other liabilities	195	32
Total current liabilities	4,419	2,415

Commitments and contingencies

Convertible preferred stock with liquidation preference; $0.001 par value; zero and 23,228,986 shares authorized, respectively; zero and 19,978,986 shares issued and outstanding, respectively	—	41,880

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and zero shares authorized, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 35,000,000 shares authorized, respectively; 15,462,030 and 2,211,158 shares issued and outstanding, respectively	15	2
Additional paid-in capital	232,309	110,265
Accumulated other comprehensive income	3	—
Accumulated deficit	(148,837)	(126,019)
Total stockholders’ equity (deficit)	83,490	(15,752)
Total liabilities and stockholders’ equity (deficit)	$87,909	$28,543

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$—

Operating expenses:
Research and development	16,054	12,200	13,136
General and administrative	6,844	2,287	2,141
Loss from operations	(22,898)	(14,487)	(15,277)

Interest and other income, net	80	296	10
Interest expense	—	(845)	(931)
Net loss	(22,818)	(15,036)	(16,198)
Gain on extinguishment of convertible debt as a capital transaction	—	378	—
Net loss attributable to common stockholders	$(22,818)	$(14,658)	$(16,198)

Change in unrealized gains on marketable securities, net	3	—	—
Comprehensive loss	$(22,815)	$(14,658)	$(16,198)

Weighted average shares outstanding - basic and diluted	9,371	723	155
Net loss per share attributable to common stockholders - basic and diluted	$(2.43)	$(20.27)	$(104.50)

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Series 1		Series 2		Series A-2		Series C-1		Series C-2		Series D		Series E
	Convertible		Convertible		Convertible		Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2013	—	$—	—	$—	1,393	$9,000	2,811	$18,155	2,379	$19,980	7,203	$15,675	4,266	$14,983
Employee stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2013	—	$—	—	$—	1,393	$9,000	2,811	$18,155	2,379	$19,980	7,203	$15,675	4,266	$14,983
Conversion of 2013 notes payable, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	3,528	12,326
Recapitalization	—	—	—	—	(1,393)	(9,000)	(2,811)	(18,155)	(2,379)	(19,980)	(7,203)	(15,675)	(7,794)	(27,309)
Conversion of 2014 notes payable, net of issuance costs	8,813	12,329	—	—	—	—	—	—	—	—	—	—	—	—
Gain on extinguishment of convertible debt	—	(384)	—	—	—	—	—	—	—	—	—	—	—	—
Sale of convertible preferred stock, net of issuance costs	—	—	11,166	29,935	—	—	—	—	—	—	—	—	—	—
Restricted stock units forfeited	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of incentive stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Reclass of preferred stock warrant liabilities to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Employee stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2014	8,813	$11,945	11,166	$29,935	—	$—	—	$—	—	$—	—	$—	—	$—
Conversion of convertible preferred stock to common stock	(8,813)	(11,945)	(11,166)	(29,935)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of $9.8 million of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of incentive stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Employee stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Change in unrealized gains on marketable securities, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

(In thousands)

	Series A-1
	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance as of January 1, 2013	1,992	$2	171	$—	$19,595	$—	$(94,785)	$(75,188)
Employee stock-based compensation expense	—	—	—	—	98	—	—	98
Net loss	—	—	—	—	—	—	(16,198)	(16,198)
Balance as of December 31, 2013	1,992	$2	171	$—	$19,693	$—	$(110,983)	$(91,288)
Conversion of 2013 notes payable, net of issuance costs	—	—	—	—	—	—	—	—
Recapitalization	(1,992)	(2)	2,040	2	90,120	—	—	90,120
Conversion of 2014 notes payable, net of issuance costs	—	—	—	—	—	—	—	—
Gain on extinguishment of convertible debt	—	—	—	—	378	—	—	378
Sale of convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	—
Restricted stock units forfeited	—	—	(1)	—	—	—	—	—
Exercise of incentive stock options	—	—	1	—	2	—	—	2
Reclass of preferred stock warrant liabilities to equity	—	—	—	—	2	—	—	2
Employee stock-based compensation expense	—	—	—	—	70	—	—	70
Net loss	—	—	—	—	—	—	(15,036)	(15,036)
Balance as of December 31, 2014	—	$—	2,211	$2	$110,265	$—	$(126,019)	$(15,752)
Conversion of convertible preferred stock to common stock	—	—	6,916	7	41,873	—	—	41,880
Issuance of common stock, net of $9.8 million of offering costs	—	—	6,325	6	78,765	—	—	78,771
Issuance of common stock under the employee stock purchase plan	—	—	9	—	59	—	—	59
Exercise of incentive stock options	—	—	1	—	4	—	—	4
Employee stock-based compensation expense	—	—	—	—	1,343	—	—	1,343
Change in unrealized gains on marketable securities, net	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(22,818)	(22,818)
Balance as of December 31, 2015	—	$—	15,462	$15	$232,309	$3	$(148,837)	$83,490

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(22,818)	$(15,036)	$(16,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and loss on disposal of assets	66	88	219
Stock-based compensation expense	1,343	70	98
Change in value of preferred stock warrant liabilities and derivative	—	(296)	(9)
Amortization of deferred financing costs and noncash interest	—	708	521
Changes in operating assets and liabilities:
Prepaid expenses and other	198	(380)	107
Accounts payable	65	258	400
Accrued direct program expenses	311	355	540
Accrued employee benefits	1,465	(183)	55
Accrued other liabilities	163	(32)	(26)
Net cash used in operating activities	(19,207)	(14,448)	(14,293)

Investing activities
Purchases of property and equipment	(188)	(4)	(125)
Purchases of marketable securities	(76,260)	—	—
Proceeds from sales and maturities of marketable securities	14,000	—	—
Net cash used in investing activities	(62,448)	(4)	(125)

Financing activities
Proceeds from issuance of common stock, net of offering costs	78,771	—	—
Proceeds from employee stock purchases and stock options exercised	63	2	—
Proceeds from issuance of convertible preferred stock, net	—	29,935	—
Decrease in restricted cash	—	2,500	—
Proceeds from notes payable, net	—	11,868	12,000
Principal payment on debt	—	(3,139)	(1,189)
Net cash provided by financing activities	78,834	41,166	10,811

Net increase (decrease) in cash and cash equivalents	(2,821)	26,714	(3,607)
Cash and cash equivalents, beginning of period	27,812	1,098	4,705
Cash and cash equivalents, end of period	$24,991	$27,812	$1,098

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$165	$124
Conversion of convertible preferred stock to common stock	$41,880	$—	$—
Conversion of convertible debt and accrued interest to convertible preferred stock, net	$—	$24,655	$12,365

The accompanying notes are an integral part of these financial statements.

NIVALIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business

Nivalis Therapeutics, Inc. (the “Company” or “Nivalis”) is a clinical stage pharmaceutical company committed to the discovery, development and commercialization of therapeutics for people with cystic fibrosis. In addition to developing innovative solutions intended to extend and improve the lives of people with cystic fibrosis, Nivalis plans to utilize its proprietary S-nitrosoglutathione reductase (GSNOR) inhibitor portfolio to develop therapeutics for other diseases.

The Company was incorporated on August 1, 2012, under the laws of the State of Delaware, upon the conversion of its predecessor entity N30 Pharmaceuticals, LLC from a Delaware limited liability company to a Delaware corporation (the “Company Conversion”). On February 11, 2015, the Company changed its name from N30 Pharmaceuticals, Inc. to Nivalis Therapeutics, Inc.

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of December  31,  2015, the Company had an accumulated deficit of $148.8 million. Net losses and net cash used in operating activities for the year ended December 31, 2015 were $22.8 million and $19.2 million, respectively. The Company anticipates that operating losses and net cash used in operating activities will continue and substantially increase over the next several years as it expands development activities for its N91115 product candidate.

The Company has historically financed its operations primarily through the sale of its equity securities and debt offerings. The Company will continue to be dependent upon such sources of funds until it is able to generate positive cash flows from its operations. Management has determined that the Company’s existing cash, cash equivalents and marketable securities as of December  31, 2015 will be sufficient to fund operations at least through the next twelve months.

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

2014 Stock Conversion and Reverse Stock Split

Effective September 23, 2014, all outstanding shares of the Company’s preferred stock were converted on an 11.556-for-1 basis into shares of common stock (the “Stock Conversion”). Concurrent with this Stock Conversion, the Company effected a reverse stock split of its common stock, par value $0.001 per share. Every four shares of common stock were reclassified and combined into one share of common stock. Fractional shares were issued as a result of the reverse stock split. The total number of authorized shares of common stock was also proportionally decreased on a 4-for-1 basis and the par value per share of the common stock continued to be $0.001.

2015 Stock Conversion and Reverse Stock Split

On May 26, 2015, the Company’s Board of Directors approved a 1-for-2.889 reverse stock split of its common stock, which became effective on June 1, 2015. Upon the effectiveness of the reverse stock split, (i) every 2.889 shares of outstanding common stock were decreased to one share of common stock, (ii) the number of shares of common stock into which each outstanding option, right and warrant to purchase common stock is exercisable was proportionally decreased on a 1-for-2.889 basis and the exercise price of each outstanding option, right and warrant to purchase common stock was proportionately increased on a 1-for-2.889 basis, and (iii) the conversion ratio for each share of the Company’s convertible preferred stock which was convertible into common stock was proportionally decreased on a corresponding basis in connection with the 1-for-2.889 reverse split. No fractional shares were issued as a result of the reverse stock split. The total number of authorized shares of common stock and the par value per share of common stock did not change as a result of the reverse stock split.

Effective June 22, 2015, all outstanding shares of convertible preferred stock were converted on a 2.889-for-1 basis into shares of common stock in connection with the closing of our initial public offering.

All of the share numbers, share prices, exercise prices and other per share information throughout these financial statements for all periods presented have been adjusted, on a retroactive basis, to reflect the 1-for-4 reverse stock split and the 1-for-2.889 reverse stock split and the conversion of all convertible preferred stock on the closing of our initial public offering.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest- bearing and demand money market accounts.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company has established guidelines to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and making investments with maturities that maintain safety and liquidity. At December 31, 2015 and 2014, the Company’s cash equivalents were with money market funds that invest in securities issued by the U.S. Treasury. At December 31, 2015, the Company’s marketable securities were in U.S. Treasury securities, obligations of U.S. government agencies and high-grade corporate debt securities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Lab equipment, computer equipment and software are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for an amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has not yet generated consistent positive cash flows on an annual basis, and such positive cash flows may not materialize for a significant period in the future. As a result, it is reasonably possible that future evaluations of long-lived assets may result in a conclusion that such assets have been impaired.

Accrued Direct Program Expenses

Substantial portions of the Company’s preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively CROs). These CROs generally bill monthly or quarterly for services performed or upon achieving certain milestones. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the CROs or within software tracking systems, correspondence with the CROs and clinical site visits. Company estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. The Company periodically evaluates these estimates to determine if adjustments are necessary or appropriate based on information received. No vendor comprised more than 10% of all external costs in 2015, 2014, and 2013.

Research and Development

The Company expenses costs associated with research and development as incurred. These costs include direct program expenses, which are payments made to third parties that specifically relate to the Company’s research and development, such as payments to clinical research organizations, clinical investigators, manufacturing of clinical material, pre-clinical testing and consultants. In addition, employee costs (salaries, payroll taxes, benefits and travel) for employees contributing to research and development activities are classified as research and development costs.

Stock-Based Compensation

The Company measures employee and director stock-based compensation expense for all stock and purchase awards at the grant date based on the fair value measurement of the award. The expense is recorded over the related service period, generally the vesting period, net of estimated forfeitures. Any changes to the estimated forfeiture rates are accounted for prospectively. The Company calculates the fair value measurement of stock options using the Black-Scholes valuation model and the single-option method and recognizes expense using the straight-line attribution approach.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for tax and financial reporting purposes measured by applying enacted tax rates and laws that will be in effect when the differences are expected to reverse, net operating loss and tax credit carryforwards. Tax benefits are recorded when the benefit is more likely than not to be sustained upon audit. The Company accrues interest and penalties related to uncertain tax positions in income tax expense. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on discovering and developing potential drugs. No revenue has been generated since inception, and all tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities. The Company presents comprehensive loss and its components in the statements of operations and comprehensive loss for the year ended December 31, 2015.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual report period. The amendments in this standard may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company adopted this standard as of December 31, 2015 with prospective application. As a result, the Company reclassified its deferred tax assets classified as current to noncurrent and its deferred tax liabilities classified as current to noncurrent as of December 31, 2015. Prior year balances were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

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

The Company accounted for warrants to purchase its redeemable preferred stock pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and classified them as liabilities. The fair value of the outstanding preferred stock warrant liabilities at December 31, 2013 was $267,750. Subsequent to the completion of the Stock Conversion on September 23, 2014, whereby all outstanding shares of preferred stock were converted into shares of common stock, and the warrants became exercisable for shares of common stock pursuant to the adjustment provisions of the warrants, the fair value of the preferred stock warrant liabilities was remeasured and reclassified into equity. During the year ended December 31, 2014 a remeasurement gain of $265,750 was recognized in interest and other income, net in the statement of operations and comprehensive loss. Upon the Stock Conversion, the remaining balance of $2,000 was reclassified from liabilities to equity.

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

The Company’s financial instruments, including money market investments, corporate debt securities, U.S. Treasury securities and obligations of U.S. government agencies, are measured at fair value on a recurring basis. There were no transfers between levels for the year ended December 31, 2015.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2015 and 2014 (in thousands):

		Quoted prices	Quoted prices		Quoted prices
		in active	for similar assets		in active
		markets for	observable in the		markets for
	December 31,	identical assets	marketplace	December 31,	identical assets
Description	2015	(Level 1)	(Level 2)	2014	(Level 1)
Assets measured at fair value:
Money market investments	$12,131	$12,131	$—	$26,926	$26,926
U.S. Treasury securities, obligations of U.S. government agencies, corporate debt securities and reverse repurchase agreements	73,261	—	73,261	—	—

4. Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities as of December 31, 2015 and 2014 (in thousands):

		Gross unrealized	Gross unrealized	Fair market
	Amortized Cost	gains	losses	value
December 31, 2015
Cash	$1,862	$–	$–	$1,862
Money market funds	12,131	–	–	12,131
Reverse repurchase agreements	6,000	–	–	6,000
U.S. Treasury securities and obligations of U.S. government agencies	28,982	4	(7)	28,979
Corporate debt securities	38,276	22	(16)	38,282
Total for December 31, 2015	$87,251	$26	$(23)	$87,254

December 31, 2014
Cash	$886	$–	$–	$886
Money market funds	26,926	–	–	26,926
Total for December 31, 2014	$27,812	$–	$–	$27,812

5. Property and Equipment

Property and equipment consist of the following as of December 31, 2015 and 2014 (in thousands):

	Estimated
	Useful Life	December 31,
	(in years)	2015	2014

Lab equipment	5	$1,146	$1,099
Computer equipment and software	3	421	291
Leasehold improvements	2	102	102

Total		1,669	1,492
Less accumulated depreciation		(1,456)	(1,401)
Property and equipment, net		$213	$91

Depreciation expenses were approximately $66,000, $86,000 and $219,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

6. Notes Payable

As of December  31, 2015, the Company had no debt outstanding.

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

Convertible Debt

During February 2014 through September 2014, the Company issued subordinated secured convertible promissory notes (the “2014 Notes”), to two related party investors totaling $12.0 million at an interest rate of 8.0% per annum. The outstanding principal and accrued and unpaid interest was convertible at the option of the investor into preferred shares in the Company.

The 2014 Notes included a change in control redemption which was deemed an embedded derivative. This redemption right and the right to convert at 75% of the price at which a new series of preferred stock was issued required the Company to bifurcate and separately account for the embedded derivatives, however the amount recorded and the impact on net loss was not material.

As part of the Stock Conversion on September 23, 2014, the holders of the 2014 Notes agreed to the issuance of shares of a newly created Series 1 convertible preferred stock in settlement of the 2014 Notes. The Company issued 8,813,203 Series 1 convertible preferred shares at a price of $1.40 per share through the settlement of $12,373,741 of convertible debt and related interest held by two separate investors. This transaction resulted in a gain on extinguishment of $378,251, which was recognized through equity during the year ended December  31, 2014, as this was a transaction with stockholders.

7. Commitments and Contingencies

Operating Lease

The Company has a lease obligation for office and laboratory space, which will expire on March 31, 2018. The Company has the option to renew the lease for an additional three-year term and has the option to terminate the lease at any time after March 31, 2017, for a termination fee of $25,000.

The approximate future minimum payments under these lease arrangements as of December 31, 2015, are as follows (in thousands):

2016	$292
2017	293
2018	79
Total	$664

During 2015, 2014 and 2013, the Company incurred approximately $267,000,  $225,000 and $257,000 for rent expense, respectively.

Purchase Commitments

The Company has entered into contracts with external parties to provide the Company future services, which include research and development, clinical development support and testing services. As of December 31, 2015, the Company’s obligation for future services under these contracts approximated $9,194,000 with approximately $8,642,000 payable within one year. These purchase obligations include both cancellable and non-cancellable amounts.

8. Stockholders’ Equity

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

Convertible Preferred Stock

Immediately prior to the Stock Conversion, the Company had six series of outstanding convertible preferred stock: Series A-1 convertible preferred stock, Series A-2 convertible preferred stock, Series C-1 convertible preferred stock, Series C-2 convertible preferred stock, Series D convertible preferred stock and Series E convertible preferred stock. The convertible preferred stock was initially recorded at the issuance price on the date of issuance, net of issuance costs. As a result of the Stock Conversion on September 23, 2014, all outstanding preferred stock was converted into shares of common stock on an 11.556-for-1 basis. Concurrent with the Stock Conversion, a newly created Series 1 convertible preferred stock was issued in the settlement of the 2014 Notes. In November and December 2014, the Company raised $31.0 million gross proceeds in a private placement of Series 2 convertible preferred stock.

On June 22, 2015, prior to the closing of the Company’s IPO, all outstanding shares of convertible preferred stock, amounting to 19,978,986 shares, were automatically converted into 6,915,525 shares of common stock in accordance with the terms of the Company’s amended and restated certificate of incorporation then in existence.

As of December 31, 2015, the Company had no preferred stock or convertible preferred stock outstanding.

Common Stock

On June 22, 2015, the Company completed its IPO of 6,325,000 shares of its common stock, including 875,000 shares from the exercise of the underwriters’ over-allotment option, at a price to the public of $14.00 per share for aggregate gross proceeds of $88.6 million. The Company received proceeds of $78.8 million from its IPO, net of $3.6 million in expenses and $6.2 million in underwriters’ discounts and commissions relating to the issuance and distribution of the securities.

At December 31, 2015, shares of common stock have been reserved for issuance as follows:

Options to purchase common stock - issued	1,810,155
Options to purchase common stock - unissued	580,725
Employee stock purchase plan	222,876
Common stock warrants - issued	18,534
Total	2,632,290

Stock-Based Compensation

Restricted Stock

Prior to the Company Conversion on August 1, 2012, the Company issued Class B units to employees, which were considered profits interest. The fair value of these units was recorded as stock-based compensation expense on a straight-line basis over the requisite service period of each award, generally four years. As a result of the Company Conversion on August 1, 2012, the Company converted the vested and unvested Class B units into 171,415 shares of common stock subject to stock restriction agreements. These shares vest over the same vesting period of the original Class B unit grants and any unvested shares would be forfeited upon the termination of the employee.

Stock Options

In August 2012, the Company adopted the 2012 Stock Incentive Plan (the “2012 Plan”). A total of 147,109 shares of common stock were originally reserved for issuance under the 2012 Plan. On November 17, 2014, and December 12, 2014, the Company’s Board of Directors approved an increase of 623,052 and 519,210 shares, respectively, to the total number of shares that may be issued under the 2012 Plan, which after these increases totaled 1,289,371 shares. As of December 31, 2015, 1,288,174 accumulated shares had been granted under the 2012 Plan to employees and directors, while 685 shares had been exercised and 512 shares were terminated upon the termination of the 2012 Plan effective with the closing of the Company’s IPO.

In May 2015, the Company’s Board of Directors and its stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”). Effective with the Company’s IPO closing, a total of 1,081,700 shares of common stock were originally reserved for issuance under the 2015 Plan. The 2015 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2015 Plan on January 1 of each calendar year, from January 1, 2016 through January 1, 2025. The number of shares added each year will be equal to: (a) 5% of the total number of shares of Common Stock issued and outstanding on December 31 of the preceding calendar year; or (b) such lesser number of shares of Common Stock approved by the Board of Directors on or prior to such immediately preceding December 31.

The 2015 Plan provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other share-based awards to its employees, directors and consultants. Stock options granted vest over either a one-year period or three-year period for Board of Director grants or over a four-year period for employee grants and expire 10 years from the date of grant.

The fair value of each option grant for the year ended December 31, 2015, 2014 and 2013, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2015	2014	2013
Estimated dividend yield	–	*	–
Weighted-average expected stock price volatility	75.7%	*	120.8%
Weighted-average risk-free interest rate	1.8%	*	1.2%
Weighted-average expected life of option (in years)	6.22	*	6.25
Weighted-average fair value per option	$5.09	*	$2.95

*There were no options granted during 2014

Due to limited historical data, the Company estimates stock price volatility based on the actual volatility of comparable publicly traded companies over the expected life of the option. The expected term represents the average time that options that vest are expected to be outstanding. The Company does not have sufficient history of exercise of stock options to estimate the expected term for employee stock options and, thus, continues to calculate expected life based on the midpoint between the average vesting date and the contractual term, which is in accordance with the simplified method. The risk-free rate is based on the United States Treasury yield curve for the expected life of the option. The fair value of the common stock utilized in the fair value estimation of option and restricted stock arrangements prior to the Company’s IPO of June 2015 has been determined utilizing contemporaneous valuations primarily based on an option pricing methodology.

The tables below summarize the stock option activity for the year ended December 31, 2015:

			Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balance as of January 1, 2015	1,222,631	66,055	$3.36
Additional authorized	1,081,700	–
Granted	(1,723,824)	1,723,824	7.69
Exercised	–	(1,285)	3.36
Cancelled	730	(730)	3.36
Shares terminated from the 2012 Plan	(512)	–
Balance as of December 31, 2015	580,725	1,787,864	$7.54

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
	Number of	Average	Life	Intrinsic
	Options	Exercise Price	(In Years)	Value
As of December 31, 2015:
Options outstanding	1,787,864	$7.54	9.2	$4,168,473
Options expected to vest, net of estimated forfeitures	1,696,002	$7.51	9.2	$3,968,169
Options exercisable	72,609	$6.28	7.7	$240,175

During 2015, 2014 and 2013, the Company recorded approximately $1.3 million, $66,000 and $91,000, respectively, in employee stock-based compensation expense for the vesting of stock options. No stock options have been granted to consultants. As of December 31, 2015, there was approximately $7.1 million of total unrecognized stock-based compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.3 years.

The Company did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2015, 2014 and 2013 as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of December 31, 2015.

Employee Stock Purchase Plan

In May 2015, the Company’s Board of Directors and its stockholders approved the Nivalis Therapeutics, Inc. Employee Stock Purchase Plan (the “Purchase Plan”). Effective on the closing of the Company’s IPO, a total of 231,800 shares of common stock were made available for sale under the Purchase Plan. The Purchase Plan may be amended, suspended or terminated at any time by the Board of Directors, however stockholder approval is required to increase the number of common stock available under the Purchase Plan or to change the employees eligible to participate in the Purchase Plan.

The Purchase Plan provides for a series of successive six-month offering periods, from January to June and July to December of each calendar year during which participating employees may elect to have up to 15% of their compensation withheld and applied to the purchase of common stock at the end of each offering period. The purchase price of the common stock is 85% of the lower of the fair value of a share of common stock on the first trading date of each offering period or the fair value of a share of common stock on the last trading day of the offering period. The Company sold 8,924 shares to employees on December 31, 2015. There were 222,876 shares available for sale under the Purchase Plan as of December 31, 2015. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the year ended December 31, 2015 was $5.18. The total share-based compensation expense recorded as a result of the Purchase Plan was approximately $22,000 during the year ended December 31, 2015.

The fair value of purchase awards granted to our employees during the year ended December 31, 2015 was estimated using the Black-Scholes option pricing model using the weighted-average assumptions provided in the following table:

Estimated dividend yield	–
Expected stock price volatility	62.5%
Risk-free interest rate	0.1%
Expected life of option (in years)	0.5

Due to limited historical data, the Company estimates stock price volatility based on the actual volatility of comparable publicly traded companies over the expected life of the purchase right. The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant with terms similar to the contractual term of the purchase right. The expected term represents the six-month offering period for the Purchase Plan.

9. Income Taxes

No provision for federal or state income tax expense has been recorded for the years ended December 31, 2015, 2014 and 2013, since the Company generated net operating losses in all years.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$20,280	$12,822
Research credit carryforwards	1,813	1,215
Accrued benefits and other	643	71
Intangible assets	125	144
Valuation allowance	(22,858)	(14,242)

Net deferred tax assets	3	10

Deferred tax liabilities:
Property and equipment	(3)	(10)
	$–	$–

The Company records a full valuation allowance against its net deferred tax assets since the Company cannot conclude that it was more likely than not that its deferred tax assets would be realized.

At December 31, 2015, the Company had federal and state income loss carryforwards of $54.7 million that begin to expire in 2032 for both federal and state purposes. Additionally, The Company has research and development credits of approximately $1.8 million available for federal purposes, which begin to expire in 2032. The utilization of the federal net operating loss and credit carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the carryforwards. In addition, the utilization of the federal net operating loss and credit carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code and state laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards and certain built-in losses upon an ownership change as defined by that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). If the Company has undergone a Section 382 Ownership change, an annual limitation would be imposed on certain tax attributes of the Company, including NOL and capital loss carryforwards and certain other losses and credits. As of December 31, 2015, the Company has not performed a formal study to determine whether there are Section 382 limitations that apply and such limitations could be significant.

The difference between actual income tax rate for the years ended December 31, 2015, 2014 and 2013, and the statutory federal income tax rate are as follows:

	2015	2014	2013
	% of Pretax	% of Pretax	% of Pretax
	Earnings	Earnings	Earnings
Income tax benefit at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	3.1%	3.1%	3.1%
Research and development credits	2.6%	3.5%	4.3%
Nondeductible expenses	(1.9)%	(1.0)%	(1.3)%
Change in valuation allowance	(37.8)%	(39.6)%	(40.1)%
Income tax expense (benefit)	0.0%	0.0%	0.0%

As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits. The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by taxing authorities for years before 2012. No income tax returns are currently under examination by taxing authorities.

10. Employment Benefit Plan

The Company outsources its payroll, benefits and human resource administration functions to a Professional Employer Organization (PEO). The Company’s employees are eligible to participate in the PEO’s Multiple Employer Retirement Savings Plan (401(k) plan). The 401(k) plan allows immediate participation by U.S. employees that are 20 years of age or older. Participants may defer up to 75% of their gross pay, up to a maximum limit determined by U.S. federal law. The Company provides all active employees with a safe harbor contribution equal to 3% of compensation (regardless of participation in the 401(k) plan) up to maximum U.S. federal law limits. These safe harbor contributions vest immediately. During 2015, 2014 and 2013, the Company paid approximately $115,000,  $129,000 and $142,000, respectively, for employer contributions and plan expenses.

11. Net Loss per Share

The Company excluded the following common stock equivalents, outstanding as of the years ended December  31, 2015, 2014 and 2013, from the computation of diluted net loss per share for these same periods because they had an anti-dilutive impact on the computation:

	December 31,
	2015	2014	2013
Options to purchase common stock - issued	1,810,155	88,346	144,290
Unvested restricted common stock	318	3,342	11,950
Convertible preferred stock	—	6,915,525	1,734,517
Warrants to purchase convertible preferred and common stock	18,534	18,534	18,534
Total	1,829,007	7,025,747	1,909,291

12. Quarterly Financial Data (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2015 and 2014 were as follows (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015	2014	2014	2014	2014
Revenue	$—	$—	$—	$—	$—	$—	$—	$—

Operating expenses:
Research and development	3,017	4,465	4,279	4,293	3,851	3,363	2,164	2,822
General and administrative	1,298	1,387	1,822	2,337	539	594	490	664
Loss from operations	(4,315)	(5,852)	(6,101)	(6,630)	(4,390)	(3,957)	(2,654)	(3,486)

Interest and other income, net	1	—	12	67	252	9	35	—
Interest expense	—	—	—	—	(212)	(241)	(392)	—
Net loss	(4,314)	(5,852)	(6,089)	(6,563)	(4,350)	(4,189)	(3,011)	(3,486)
Gain on extinguishment of convertible debt as a capital transaction	—	—	—	—	—	—	378	—
Net loss attributable to common stockholders	$(4,314)	$(5,852)	$(6,089)	$(6,563)	$(4,350)	$(4,189)	$(2,633)	$(3,486)

Weighted average shares outstanding - basic and diluted	2,209	4,159	15,451	15,452	161	163	343	2,207
Net loss per share attributable to common stockholders - basic and diluted	$(1.95)	$(1.41)	$(0.39)	$(0.42)	$(27.02)	$(25.70)	$(7.68)	$(1.58)

13. Subsequent Events

The Company evaluated events after the balance sheet date of December 31, 2015 and up to the date the Company filed this Annual Report and determined that no subsequent activity required disclosure.

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Common Stock Certificate of the Registrant (2)
4.2	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit I, LLC (2)
4.3	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit II, LLC (2)
10.1	Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan (2)*
10.2	Form of Notice of Stock Option Grant and Stock Option Agreement for Employees under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan (1)*
10.3	Form of Notice of Stock Option Grant and Stock Option Agreement for Non-Employee Directors under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan (1)*
10.4	N30 Pharmaceuticals, Inc. 2012 Stock Incentive Plan (2)*
10.5	Form of Stock Option Agreement pursuant to N30 Pharmaceuticals, Inc. 2012 Stock Incentive Plan (2)*
10.6	Nivalis Therapeutics, Inc. Employee Stock Purchase Plan (2)*
10.7	Employment Agreement, dated as of January 1, 2015, by and between the Registrant and Jon Congleton (2)*
10.8	Amendment to Employment Agreement, dated as of March 6, 2015, by and between the Registrant and Jon Congleton (2)*
10.9	Employment Agreement, dated as of November 1, 2012, by and between the Registrant and Janice Troha (2)*
10.10	Amendment to Employment Agreement, dated as of December 15, 2014, by and between the Registrant and Janice Troha (2)*
10.11	Amendment to Employment Agreement, dated as of March 6, 2015, by and between the Registrant and Janice Troha (2)*
10.12	Employment Agreement, dated as of January 21, 2015, by and between the Registrant and R. Michael Carruthers (2)*
10.13	Form of Indemnification Agreement entered into by and between the Registrant and its directors and officers (2)
10.14	Lease, dated March 11, 2010, by and between the Registrant and Aweida Properties, Inc. (2)
10.15	1st Amendment to Lease, dated December 5, 2014, by and between the Registrant and Aweida Properties, Inc. (2)
10.16	2nd Amendment to Lease, dated February 11, 2015, by and between the Registrant and Aweida Properties, Inc. (2)
10.17	3rd Amendment to Lease, dated December 15, 2015, by and between the Registrant and Aweida Properties, Inc.
10.18	Outside Director Compensation Guidelines (3)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-205220) filed on June 25, 2015.

(2)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-204127), filed on May 13, 2015.

(3)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No.001-37449), filed August 4, 2015.

*Indicates a management contract or a compensatory plan, contract or arrangement.