Form 10-Q
period 2016-03-31
Nivalis Therapeutics, Inc.
filed 2016-05-03
CIK 1626199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016.

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

Large accelerated filer	◻		Accelerated filer	☒
Non-accelerated filer	◻	(Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻     No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2016 was 15,462,030.

NIVALIS THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Nivalis Therapeutics, Inc.

Balance Sheets

(In thousands, except for share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,030	$24,991
Marketable securities	64,182	62,263
Prepaid expenses and other current assets	501	432
Total current assets	80,713	87,686

Property and equipment and other assets, net	224	223
Total assets	$80,937	$87,909

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,196	$994
Accrued direct program expenses	2,609	1,555
Accrued employee benefits	712	1,675
Accrued other liabilities	61	195
Total current liabilities	4,578	4,419

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding for both periods presented	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 15,462,030 shares issued and outstanding for both periods presented	15	15
Additional paid-in capital	233,016	232,309
Accumulated other comprehensive income	3	3
Accumulated deficit	(156,675)	(148,837)
Total stockholders’ equity	76,359	83,490
Total liabilities and stockholders’ equity	$80,937	$87,909

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$—	$—

Operating expenses:
Research and development	5,567	3,017
General and administrative	2,367	1,298
Loss from operations	(7,934)	(4,315)

Interest income	96	1
Net loss and comprehensive loss	$(7,838)	$(4,314)

Weighted average shares outstanding - basic and diluted	15,462	2,209
Net loss per share - basic and diluted	$(0.51)	$(1.95)

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2015	15,462	$15	$232,309	$3	$(148,837)	$83,490
Employee stock-based compensation expense	—	—	707	—	—	707
Net loss	—	—	—	—	(7,838)	(7,838)
Balance as of March 31, 2016	15,462	$15	$233,016	$3	$(156,675)	$76,359

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(7,838)	$(4,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	16
Stock-based compensation expense	707	151
Changes in operating assets and liabilities:
Prepaid expenses and other	(69)	(2,669)
Accounts payable	202	1,709
Accrued direct program expenses	1,054	(88)
Accrued employee benefits	(963)	305
Accrued other liabilities	(134)	(5)
Net cash used in operating activities	(7,011)	(4,895)

Investing activities
Purchases of property and equipment	(31)	(52)
Purchases of marketable securities	(29,469)	—
Proceeds from sales and maturities of marketable securities	27,550	—
Net cash used in investing activities	(1,950)	(52)

Net decrease in cash and cash equivalents	(8,961)	(4,947)
Cash and cash equivalents, beginning of period	24,991	27,812
Cash and cash equivalents, end of period	$16,030	$22,865

The accompanying notes are an integral part of these financial statements.

NIVALIS THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Organization and Description of Business

Nivalis Therapeutics, Inc. (the “Company” or “Nivalis”), incorporated in Delaware on August 1, 2012, is a clinical stage pharmaceutical company committed to the discovery, development and commercialization of therapeutics for people with cystic fibrosis. In addition to developing innovative solutions intended to extend and improve the lives of people with cystic fibrosis, Nivalis plans to utilize its proprietary S-nitrosoglutathione reductase (GSNOR) inhibitor portfolio to develop therapeutics for other diseases.

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of March  31,  2016, the Company had an accumulated deficit of $156.7 million. For the three months ended March 31, 2016, net loss  was $7.8 million and net cash used in operating activities was  $7.0 million. The Company anticipates that operating losses and net cash used in operating activities will continue and substantially increase over the next several years as it expands development activities for its N91115 product candidate.

The Company has historically financed its operations primarily through the sale of its equity securities and debt offerings. The Company will continue to be dependent upon such sources of funds until it is able to generate positive cash flows from its operations. Management has determined that the Company’s existing cash, cash equivalents and marketable securities as of March  31, 2016 will be sufficient to fund operations at least through the next twelve months.

The Company expects to fund future operations through the sale of its equity securities, incurring debt, entering into partnerships, obtaining grants, or seeking other nondilutive sources of financing. There can be no assurance that sufficient funds from these sources will be available to the Company when needed or at all or on terms that are favorable to the Company. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. It could force the Company to delay, limit, reduce or terminate research and development programs and commercialization efforts or cause the Company to cease operations in full.

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

Unaudited Interim Financial Data

The balance sheet at December 31, 2015 was derived from the Company’s audited financial statements, but does not include all the disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015. The accompanying interim financial statements as of March 31, 2016 and for the three months ended March  31, 2016 and 2015, are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of March  31, 2016 and the results of operations and cash flows for the three months ended March  31, 2016 and 2015. The results for the three months ended March  31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing and demand money market accounts.

Marketable Securities

The Company has designated marketable securities as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Securities that are classified as available-for-sale are carried at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of stockholders' equity until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. The cost of securities sold is based on the specific identification method. All marketable securities are subject to a periodic impairment review. The Company will recognize an impairment charge when a decline in the fair value of the investments below the cost basis is judged to be other-than-temporary.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities. The Company presents comprehensive loss and its components in the statements of operations and comprehensive loss for the three months ended March  31, 2016, although the amount for this period was immaterial for disclosure purposes.

Net Loss per Share

The Company reports net loss per share in accordance with the standard codification of ASC “Earnings per Share” (“ASC 260”). Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net loss by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share excludes the impact of options to purchase common stock, restricted stock, warrants to purchase common stock and convertible preferred stock, as the effect would be anti-dilutive. During a loss period, the assumed exercise of in-the-money stock options and other potentially diluted instruments has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification within the statement of cash flows. The guidance will be effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

For additional discussion of recent accounting pronouncements please refer to Note 3, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2015. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2016 that had a material effect on its financial statements.

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

The Company’s financial instruments, including money market investments, reverse repurchase agreements, corporate debt securities, U.S. Treasury securities and obligations of U.S. government agencies, are measured at fair value on a recurring basis. There were no transfers between levels for the three months ended March 31, 2016.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March  31, 2016 and December 31, 2015 (in thousands):

		Quoted prices	Quoted prices		Quoted prices	Quoted prices
		in active	for similar assets		in active	for similar assets
		markets for	observable in the		markets for	observable in the
	March 31,	identical assets	marketplace	December 31,	identical assets	marketplace
Description	2016	(Level 1)	(Level 2)	2015	(Level 1)	(Level 2)
Assets measured at fair value:
Money market investments	$7,592	$7,592	$—	$12,131	$12,131	$—
U.S. Treasury securities, obligations of U.S. government agencies, corporate debt securities and reverse repurchase agreements	70,182	—	70,182	73,261	—	73,261

4. Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities as of March  31, 2016 and December 31, 2015 (in thousands):

		Gross unrealized	Gross unrealized	Fair market
	Amortized Cost	gains	losses	value
March 31, 2016
Cash	$2,438	$-	$-	$2,438
Money market funds	7,592	-	-	7,592
Reverse repurchase agreement	6,000	-	-	6,000
U.S Treasury securities and obligations of U.S. government agencies	27,643	9	-	27,652
Corporate debt securities	36,536	1	(7)	36,530
Total for March 31, 2016	$80,209	$10	$(7)	$80,212

December 31, 2015
Cash	$1,862	$–	$–	$1,862
Money market funds	12,131	–	–	12,131
Reverse repurchase agreements	6,000	–	–	6,000
U.S Treasury securities and obligations of U.S. government agencies	28,982	4	(7)	28,979
Corporate debt securities	38,276	22	(16)	38,282
Total for December 31, 2015	$87,251	$26	$(23)	$87,254

5. Stockholders’ Equity

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

At March  31,  2016, shares of common stock have been reserved for issuance as follows:

Options to purchase common stock - issued	1,807,118
Options to purchase common stock - unissued	1,347,452
Employee stock purchase plan	222,876
Warrants to purchase common stock	18,534
3,395,980

6. Net Loss per Share

The Company excluded the following common stock equivalents, outstanding as of March  31, 2016 and 2015, from the computation of diluted net loss per share for the applicable quarterly periods because they had an anti-dilutive impact on the computation:

	March 31,
	2016	2015
Options to purchase common stock - issued	1,807,118	1,294,889
Unvested restricted common stock	—	2,032
Convertible preferred stock	—	6,915,525
Warrants to purchase common stock	18,534	18,534
Total	1,825,652	8,230,980

7. Subsequent Events

Effective April 18, 2016, the Company appointed David Rodman, M.D., as Chief Medical Officer and Executive Vice President of Discovery. In connection with Dr. Rodman’s appointment, the Company’s Compensation Committee approved a grant of stock options to purchase 108,333 shares of the Company’s common stock (the “Options”) and 216,667 restricted stock units (“RSUs”). The Options and RSUs are considered to be inducement grants in accordance with NASDAQ Listing Rule 5635(c)(4). The Options and RSUs are subject to the terms and conditions of an Inducement Stock Option Agreement and an Inducement Restricted Stock Unit Agreement between the Company and Dr. Rodman.

The Company evaluated events up to the filing date of these interim financial statements and determined that no other subsequent activity required disclosure.

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

You should also read carefully the factors described in the “Risk Factors” section of our annual report on Form 10-K filed with the SEC for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements as well as statements we make in our other reports filed with the SEC concerning our business development programs, financial condition and results of operations. You may obtain a copy of all reports we file with the SEC on our website at www.nivalis.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

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

Our Phase 1b clinical trial of N91115 in people with CF who had two copies of the F508del-CFTR mutation was completed in September 2015. The randomized, double-blind, placebo-controlled, parallel group study of orally administered N91115 demonstrated favorable safety, tolerability and pharmacokinetics of various doses of N91115 (50,

100 and 200 mg twice daily) in a total of 51 people with CF. Furthermore, a trend toward a modest reduction in sweat chloride, a marker of CFTR activity, was observed in the highest dose tested. This reduction in sweat chloride was statistically significant within group but not when compared with placebo.

During November 2015, we initiated a Phase 2, 12-week, double-blind, randomized, placebo-controlled, parallel group study to investigate the efficacy and safety of N91115 in 135 adult patients with CF who have two copies  of the F508del-CFTR mutation and are being treated with Orkambi™ (lumacaftor/ivacaftor). In early April 2016, we reached the 50 percent enrollment milestone for this clinical trial.

During March 2016, we initiated, and will soon begin dosing patients in a Phase 2, proof-of-concept study to further evaluate the effect of N91115 in patients who have one copy of the F508del-CFTR mutation and a second mutation that results in a gating defect in the CFTR protein. The study is designed to evaluate the efficacy and safety of N91115 in adult patients who have these mutations and who are being treated with Kalydeco™ (ivacaftor).

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

During June 2015, we completed our initial public offering, or IPO, of an aggregate 6,325,000 shares of common stock at a price to the public of $14.00 per share for aggregate gross proceeds of $88.6 million, before $9.8 million in underwriting commissions and discounts and offering expenses. Our common stock is listed on the NASDAQ Global Market under the symbol “NVLS”.

Since inception, we have financed our operations primarily through the proceeds from our IPO, as well as private placements of equity and convertible debt. From our inception in July 2003 to March 31, 2016, we raised $220.0 million in net proceeds from these sources. As of March 31, 2016, we had cash, cash equivalents and marketable securities of $80.2 million and no debt.

We have incurred losses from operations in each year since our inception. Our net loss was  $7.8 million for the three months ended March 31, 2016, and we had an accumulated deficit of $156.7 million. We expect to continue incurring losses for the foreseeable future as we advance our lead product candidate, N91115, through clinical development, regulatory approval and, if approved, commercialization. We expect that research and development expenses will increase as we continue to develop our product candidates, and general and administrative costs will increase as we operate as a public company. We anticipate that we will need to raise additional capital, in addition to the IPO proceeds raised in June 2015, prior to the commercialization of N91115 or any other potential product candidate. Until such time that we can generate revenue from product sales, which, based on our current development plans, we do not expect to occur until 2018 at the earliest, we expect to finance our operating activities primarily through selling equity, incurring debt, entering into partnerships, and obtaining grants or seeking other nondilutive sources of financing. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, if at all. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. It could force us to delay, limit, reduce or terminate our research and development programs and commercialization efforts or cause us to cease operations in full.

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

Research and Development Expense

Research and development expense consists of costs incurred for the development of our product candidates, which include:

•

direct program expenses, which are costs incurred for contract research organizations, or CROs, clinical investigators, clinical consultants and clinical sites that will conduct our preclinical studies and clinical trials as well as costs associated with acquiring, developing and manufacturing preclinical and clinical supplies;

•	employee-related expenses, including salaries, benefits, travel and other compensation expenses;
•	costs associated with regulatory filings; and
•

costs of laboratory supplies, facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other operating costs related to research and development.

Research and development costs are expensed as incurred. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of later-stage clinical trials. Thus, we  expect our research and development expenses to increase for the foreseeable future as we seek to advance clinical development of our lead product candidate, N91115.

Below is a summary of our research and development expenses by categories of costs for the periods presented. The other expenses category includes travel, lab and office supplies, clinical trial management software license fees, business insurance and other miscellaneous expenses.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Direct program expenses
N91115 for cystic fibrosis	$3,478	$1,587
Personnel and other expenses
Salaries, benefits and stock-based compensation	1,480	1,098
Consulting and outsourced services	89	58
Facilities and depreciation	81	67
Other expenses	439	207
Total research and development expenses	$5,567	$3,017

All of our research and development expenses for the three months ended March  31, 2016 and 2015 relate to the development of N91115. We have expended an aggregate of approximately $20.2 million for direct program expenses related to N91115 from inception through March  31, 2016. The successful development of N91115 or any other potential product candidate is uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when the period in which we receive material net cash inflows may commence, from N91115 or any other potential product candidate. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	the number and results of our clinical trials;
•	the number of clinical sites included in the trials;
•	the number of patients who ultimately participate in the trials;

•	the length of time required to enroll suitable patients; and
•	the ability to obtain a drug supply for our trials.

Our expenditures are subject to additional uncertainties, including the commercial uptake of Orkambi, our preclinical study and clinical trial expenses, our costs to acquire, develop and manufacture preclinical study and clinical trial materials, the timing of regulatory approval for N91115 and post-commercialization and other incremental research and development costs for N91115 or any other potential product candidate. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Changes in variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities were to require us to conduct preclinical studies or clinical trials beyond those which we anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the clinical development of our product candidates and we may not obtain results from trials that are delayed when anticipated.

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

We anticipate that our general and administrative expense will increase during the next two fiscal years due to many factors. The most significant of these factors include:

•	increased personnel expenses, other than research and development personnel, to support the clinical development of N91115;
•	increased patent filing and prosecution costs related to maintaining our patent portfolio; and
•	increased expenses related to operating as a publicly traded company, including increased legal fees, accounting services, marketing, communications and investor relations.

Interest Income

Interest income for the three months ended March 31, 2016 and 2015 consists of interest earned on marketable securities and money market funds.

Results of Operations

Comparison of the Three Months Ended March  31, 2016 and 2015.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Research and development expenses	$5,567	$3,017
Increase from prior period	$2,550	—
% change from prior period	84.5%	—

The increase in research and development expenses for the three months ended March 31, 2016 compared to the same period in the prior year was primarily due to $2.4 million in increased N91115 clinical trial expenses for the Phase

2 trial that was initiated in November 2015 and reached 50% patient enrollment in early April 2016. Partially offsetting this increase was a decrease of approximately $600,000 for clinical trial expenses incurred during the first quarter of 2015 related to our Phase 1b trial that was completed in 2015. In addition, salary expense and employee benefits increased by approximately $211,000 during the three months ended March 31, 2016 compared with the same period in the prior year due to increased headcount and annual merit salary increases. Stock-based compensation expense increased by approximately $171,000 during this same period due to stock options granted to Research and Development employees.

General and Administrative Expenses.  General and administrative expenses for the three months ended March  31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
General and administrative expenses	$2,367	$1,298
Increase from prior period	$1,069	—
% change from prior period	82.4%	—

The increase in general and administrative expenses for the three months ended March  31, 2016 compared to the same period in the prior year was primarily due to increased expenses related to operating as a publicly-traded company, including increased investor relations and various marketing expenses, audit fees and patent expenses.  Additionally, stock-based compensation expense increased by approximately $381,000 during the three months ended March 31, 2016 compared with the same period in the prior year, due to stock option grants during September 2015. During this same comparison period, salary expense and employee benefits increased by approximately $163,000 due to increased headcount and annual merit salary increases.

Interest Income.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest income	$96	$1
Increase from prior period	$95	—

Interest income for the three months ended March 31, 2016 increased by $95,000 compared to the same period in the prior year. This increase was due to higher investment interest rates earned on a higher average cash and marketable securities balance following the completion of our IPO during June 2015.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the proceeds from our IPO in June 2015 as well as private placements of equity and convertible debt in prior years.  As of March  31, 2016, we had cash, cash equivalents and marketable securities of $80.2 million and no debt.

The following table sets forth the primary uses of cash for the three months ended March  31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(7,011)	$(4,895)
Net cash used in investing activities	(1,950)	(52)
Net decrease in cash and cash equivalents	$(8,961)	$(4,947)

Operating Activities

During the first quarter of fiscal 2016,  our net loss of $7.8 million included noncash charges of $737,000, primarily associated with stock-based compensation. During this same period, our net operating liabilities, excluding cash, cash equivalents and marketable securities, increased by $90,000 and thus decreased our net cash used in operating activities to $7.0 million. Net operating liabilities increased primarily because of higher accounts payable and accrued direct program expenses of $1.3 million, decreases in accrued employee benefits of $963,000, decreases in accrued other liabilities of $134,000 and increases in prepaid expenses of $69,000.  Increases in accounts payable and accrued direct program expenses were directly related to research and development costs for our Phase 2 clinical trial that initiated in  November 2015. Accrued employee benefit costs decreased due to payment of employee performance bonuses during February 2016.

During the first quarter of fiscal 2015, our net loss of $4.3 million included noncash charges of $167,000, primarily associated with stock-based compensation. During this same period, our net operating liabilities, excluding cash and cash equivalents,  decreased by $748,000. This was primarily the result of $2.7 million in increased prepaid expenses which were partially offset by increases in accounts payable and accrued employee benefits. Prepaid expenses increased by $2.2 million related to deferred IPO expenses while the balance was related to prepaid long term toxicology studies related to N91115. Increases in accounts payable of $1.7 million were directly related to accrued IPO expenses while the increase in accrued employee benefits of $305,000 was primarily related to accrued amounts for the fiscal 2015 employee incentive plan.

Investing Activities

The net cash used in investing activities of $1.9 million for the three months ended March  31, 2016 was primarily related to the net purchases  of marketable securities.

Funding Requirements

We believe our existing cash, cash equivalents and marketable securities will provide resources to complete our recently initiated Phase 2 clinical trial and to fund our operating expenses and capital expenditure requirements to mid-2017 when we expect to be enrolling patients in our Phase 3 clinical program for N91115. We have based these estimates on assumptions that may prove to be incorrect, and given the risks and uncertainties associated with drug development and commercialization, we could require additional capital resources sooner than expected. Our present and future funding requirements will depend on many factors, including but not limited to:

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

Existing cash, cash equivalents and marketable securities will not be sufficient to fund our operations through successful development and commercialization of N91115 or any other potential product candidate. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned development and commercialization activities, which could harm our business. For more information as to the risks associated with our future funding requirements, see the risk factors under Item 1A. – “Risk Factors” of this Quarterly

Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 that we have filed with the SEC.

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

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have not been any material changes to our critical accounting policies since December 31, 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2016:

	Payments due by period
	(in thousands)
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	$10,445	$9,892	$553	$—	$—
Operating leases	600	297	303	—	—
Total obligations	$11,045	$10,189	$856	$—	$—

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification within the statement of cash flows. The guidance will be effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of the new pronouncement on our financial statements.

For additional discussion of recent accounting pronouncements please refer to Note 3, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, in our previously filed Annual Report on Form 10-K for the year ended December 31, 2015. There were no new accounting pronouncements adopted during the three months ended March 31, 2016 that had a material effect on our financial statements.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March  31, 2016, we had cash, cash equivalents and marketable securities of $80.2 million, consisting of deposits with commercial banks in checking, interest-bearing and demand money market accounts,  reverse repurchase agreements, corporate debt securities, U.S. treasury securities and obligations of U.S. government agencies. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a−15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. In connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March  31, 2016.

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

ITEM 1A.RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

There have been no material changes to the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2015. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

Our initial public offering, or IPO, of common stock was effected through a Registration Statement on Form S-1 (File No. 333-204127) declared effective by the SEC on June 16, 2015. On June 22, 2015, we sold 6,325,000 shares of common stock, including 825,000 shares sold to the underwriters pursuant to their option to purchase such shares to cover over allotments, at an initial public offering price of $14.00 per share, for aggregate gross proceeds of $88.6 million and net proceeds of $78.8 million after deducting underwriting discounts and commissions and expenses. The underwriters of the offering were Cowen & Company, LLC, Stifel, Nicolaus & Company, Incorporated, Robert W. Baird & Co., Incorporated and H.C. Wainwright & Co., LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

Through March 31, 2016, we had not used any of our IPO proceeds for working capital or general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.OTHER INFORMATION

None.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-204127), filed May 13, 2015)
4.1	Form Common Stock Certificate of the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-204127), filed May 13, 2015)
4.2

Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit I, LLC (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-204127), filed May 13, 2015)

4.3

Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit I, LLC (incorporated by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-204127), filed May 13, 2015)

10.1	Employment Agreement, dated as of April 18, 2016, by and between the Registrant and David M. Rodman, M.D.*
10.2	Notice of Inducement Stock Option Grant and Inducement Stock Option Agreement, each dated April 18, 2016 by and between the Registrant and David M. Rodman, M.D.*
10.3	Notice of Restricted Stock Unit Inducement Grant and Inducement Restricted Stock Unit Agreement, each dated April 18, 2016 by and between the Registrant and David M. Rodman, M.D.*
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2016	NIVALIS THERAPEUTICS, INC.

	By:	/s/ Jon Congleton
Jon Congleton
President and Chief Executive Officer; Director
(Principal Executive Officer)

	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and Accounting Officer)