Form 10-Q
period 2016-06-30
Nivalis Therapeutics, Inc.
filed 2016-08-02
CIK 1626199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2016 was 15,503,149.

NIVALIS THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Nivalis Therapeutics, Inc.

Balance Sheets

(In thousands, except for share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,416	$24,991
Marketable securities	58,318	62,263
Prepaid expenses and other current assets	480	432
Total current assets	74,214	87,686

Property and equipment and other assets, net	351	223
Total assets	$74,565	$87,909

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,110	$994
Accrued direct program expenses	2,742	1,555
Accrued employee benefits	985	1,675
Accrued other liabilities	36	195
Total current liabilities	5,873	4,419

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding for both periods presented	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized for both periods presented; 15,485,094 and 15,462,030 shares issued and outstanding, respectively	15	15
Additional paid-in capital	233,808	232,309
Accumulated other comprehensive income	23	3
Accumulated deficit	(165,154)	(148,837)
Total stockholders’ equity	68,692	83,490
Total liabilities and stockholders’ equity	$74,565	$87,909

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$—	—	$—	$—

Operating expenses:
Research and development	6,424	4,465	11,991	7,482
General and administrative	2,172	1,387	4,539	2,685
Loss from operations	(8,596)	(5,852)	(16,530)	(10,167)

Interest income	117	—	213	1
Net loss attributable to common stockholders	$(8,479)	$(5,852)	$(16,317)	$(10,166)

Unrealized gains on marketable securities	20	—	20	—
Comprehensive loss	$(8,459)	$(5,852)	$(16,297)	$(10,166)

Weighted average shares outstanding - basic and diluted	15,462	4,159	15,462	3,189
Net loss per share - basic and diluted	$(0.55)	$(1.41)	$(1.06)	$(3.19)

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2015	15,462	$15	$232,309	$3	$(148,837)	$83,490
Employee stock-based compensation expense	—	—	1,407	—	—	1,407
Issuance of common stock under the employee stock purchase plan	20	—	76	—	—	76
Exercise of incentive stock options	3	—	16	—	—	16
Unrealized gains on marketable securities	—	—	—	20	—	20
Net loss	—	—	—	—	(16,317)	(16,317)
Balance as of June 30, 2016	15,485	$15	$233,808	$23	$(165,154)	$68,692

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(16,317)	$(10,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66	31
Stock-based compensation expense	1,407	370
Changes in operating assets and liabilities:
Prepaid expenses and other	(168)	61
Accounts payable	1,116	419
Accrued direct program expenses	1,187	438
Accrued employee benefits	(690)	767
Accrued other liabilities	(159)	—
Net cash used in operating activities	(13,558)	(8,080)

Investing activities
Purchases of property and equipment	(74)	(87)
Purchases of marketable securities	(52,235)	—
Proceeds from sales and maturities of marketable securities	56,200	—
Net cash provided by (used in) investing activities	3,891	(87)

Financing activities
Proceeds from issuance of common stock, net of offering costs	—	80,876
Proceeds from employee stock purchases and stock options exercised	92
Net cash provided by financing activities	92	80,876

Net increase (decrease) in cash and cash equivalents	(9,575)	72,709
Cash and cash equivalents, beginning of period	24,991	27,812
Cash and cash equivalents, end of period	$15,416	$100,521

Supplemental disclosures of cash flow information
Conversion of convertible preferred stock to common stock	$—	$41,880

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

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2016, the Company had an accumulated deficit of $165.2 million. For the six months ended June 30, 2016, net loss was $16.3 million and net cash used in operating activities was $13.6 million. The Company anticipates that operating losses and net cash used in operating activities will continue and substantially increase over the next several years as it expands development activities for its current product candidate cavosonstat (N91115).

The Company has historically financed its operations primarily through the sale of its equity securities and debt offerings. The Company will continue to be dependent upon such sources of funds until it is able to generate positive cash flows from its operations. Management has determined that the Company’s existing cash, cash equivalents and marketable securities as of June 30, 2016 will be sufficient to fund operations at least through the next twelve months.

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

Unaudited Interim Financial Data

The balance sheet at December 31, 2015 was derived from the Company’s audited financial statements, but does not include all the disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015. The accompanying interim financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of June 30, 2016 and the results of operations and cash flows for the three and six months ended June 30,

2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim period.

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

Accrued Direct Program Expenses

Substantial portions of the Company’s preclinical studies and clinical trials, including the manufacture and packaging of drug supplies are performed by third-party laboratories, contract manufacturing organizations, medical centers, contract research organizations and other service providers (collectively vendors). These vendors generally bill monthly or quarterly for services performed or upon achieving certain milestones. For preclinical studies and product development and manufacturing, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon patient enrollment and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported by these vendors using software tracking systems, or through clinical site visits and vendor correspondence. Company estimates depend on the timeliness and accuracy of the data provided by these vendors regarding the status of each program and total program spending. The Company periodically evaluates these estimates to determine if adjustments are necessary or appropriate based on information received.

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities. The Company presents comprehensive loss and its components in the statements of operations and comprehensive loss for the three and six months ended June 30, 2016.

Net Loss per Share

The Company reports net loss per share in accordance with the standard codification of ASC “Earnings per Share” (“ASC 260”). Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net loss by the weighted average of common shares outstanding plus the dilutive potential common shares. Diluted earnings per share excludes the impact of options to purchase common stock, restricted stock units and warrants to purchase common stock, as the effect would be anti-dilutive. During a loss period, the assumed exercise of in-the-money stock options and other potentially diluted instruments has an anti-dilutive effect and therefore, these instruments are excluded from the computation of dilutive earnings per share.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification within the statement of cash flows. The guidance will be effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

For additional discussion of recent accounting pronouncements please refer to Note 3, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2015. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2016 that had a material effect on its financial statements.

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

The Company’s financial instruments, including money market investments, reverse repurchase agreements, corporate debt securities, U.S. Treasury securities and obligations of U.S. government agencies, are measured at fair value on a recurring basis. There were no transfers between levels for the six months ended June 30, 2016.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2016 and December 31, 2015 (in thousands):

		Quoted prices	Quoted prices		Quoted prices	Quoted prices
		in active	for similar assets		in active	for similar assets
		markets for	observable in the		markets for	observable in the
	June 30,	identical assets	marketplace	December 31,	identical assets	marketplace
Description	2016	(Level 1)	(Level 2)	2015	(Level 1)	(Level 2)
Assets measured at fair value:
Money market investments	$7,580	$7,580	$—	$12,131	$12,131	$—
U.S. Treasury securities, obligations of U.S. government agencies, corporate debt securities and reverse repurchase agreements	63,318	—	63,318	73,261	—	73,261

4. Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities as of June 30, 2016 and December 31, 2015 (in thousands):

		Gross unrealized	Gross unrealized	Fair market
	Amortized Cost	gains	losses	value
June 30, 2016
Cash	$2,836	$-	$-	$2,836
Money market funds	7,580	-	-	7,580
Reverse repurchase agreement	5,000	-	-	5,000
U.S Treasury securities and obligations of U.S. government agencies	24,148	19	-	24,167
Corporate debt securities	34,147	7	(3)	34,151
Total for June 30, 2016	$73,711	$26	$(3)	$73,734

December 31, 2015
Cash	$1,862	$–	$–	$1,862
Money market funds	12,131	–	–	12,131
Reverse repurchase agreements	6,000	–	–	6,000
U.S Treasury securities and obligations of U.S. government agencies	28,982	4	(7)	28,979
Corporate debt securities	38,276	22	(16)	38,282
Total for December 31, 2015	$87,251	$26	$(23)	$87,254

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

On April 18, 2016, in connection with the appointment of the Company’s new Chief Medical Officer, the Company approved a grant of stock options to purchase 108,333 shares of the Company’s common stock (the “Options”) and 216,667 restricted stock units (“RSUs”). The Options and RSUs were issued pursuant to a separate Notice of Inducement Stock Option Grant and Inducement Stock Option Agreement and Notice of Restricted Stock Unit Inducement Grant and Inducement Restricted Stock Unit Agreement and are considered inducement grants made in accordance with NASDAQ Listing Rule 5635(c)(4).

At June 30, 2016, shares of common stock have been reserved for issuance as follows:

Options to purchase common stock - issued	1,795,920
Options to purchase common stock - unissued	1,355,128
Inducement grants - issued	325,000
Employee stock purchase plan	203,334
Warrants to purchase common stock	18,534
3,697,916

6. Net Loss per Share

The Company excluded the following common stock equivalents, outstanding as of June 30, 2016 and 2015, from the computation of diluted net loss per share for the applicable quarterly periods because they had an anti-dilutive impact on the computation:

	June 30,
	2016	2015
Options to purchase common stock - issued	1,795,920	1,310,465
Inducement grants - issued	325,000	—
Unvested restricted common stock	—	860
Warrants to purchase common stock	18,534	18,534
Total	2,139,454	1,329,859

7. Subsequent Events

Effective July 5, 2016, the Company filed a registration statement on Form S-3 that was declared effective on July 14, 2016 registering (i) the offering, issuance and sale of up to $125,000,000 in the aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and an indeterminate number of warrants and (ii) the resale of up to 3,732,412 shares of common stock by selling stockholders pursuant to a base prospectus that forms a part of the registration statement. The registration statement also registers the offering, issuance and sale of the Company’s common stock having up to a maximum aggregate offering price of $20,000,000 that may be issued and sold under a sales agreement the Company entered into with Cowen and Company, LLC on July 5, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. The $20,000,000 of common stock that may be sold under the sales agreement prospectus is included in the $125,000,000 that may be sold by the Company under the base prospectus. To date, no securities have been sold by the Company pursuant to the base prospectus or the sales agreement prospectus.

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

Cystic fibrosis, or CF, is a life-shortening genetic disease that affects an estimated 70,000 people worldwide, predominantly in the United States and Europe. CF is characterized by a defect in the chloride channel of human cells known as the “cystic fibrosis transmembrane conductance regulator,” or CFTR, which is caused by mutations in the CFTR gene. Our product candidate, cavosonstat (N91115), works through a novel mechanism of action called GSNOR inhibition to modulate the unstable and defective CFTR protein responsible for CF. GSNOR inhibition restores GSNO levels thereby modifying the chaperones responsible for CFTR protein degradation. This stabilizing effect increases the amount of CFTR protein at the cell surface and the function of the CFTR chloride channel which, in turn, leads to an increase in net chloride secretion.

Nivalis discovered and owns exclusive rights to cavosonstat in the United States and all other major markets, including U.S. composition of matter patent protection until at least 2031. On July 7, 2016, we announced that the United States Adopted Names (USAN) Council had approved “cavosonstat” as the unique non-proprietary or generic name for N91115, which we will use going forward to refer to this product candidate.

We completed a Phase 1b clinical trial of cavosonstat in people with CF with two copies of the F508del-CFTR mutation in September 2015. The randomized, double-blind, placebo-controlled, parallel group study of orally administered cavosonstat demonstrated favorable safety, tolerability and pharmacokinetics of various doses of cavosonstat (50, 100 and 200 mg twice daily) in a total of 51 people with CF. Furthermore, a trend toward a modest reduction in sweat chloride, a marker of CFTR activity, was observed in the highest dose tested. This reduction in sweat chloride was statistically significant within group but not when compared with placebo.

During November 2015, we initiated a Phase 2, 12-week, double-blind, randomized, placebo-controlled, parallel group study to investigate the efficacy and safety of cavosonstat in 135 adult patients with CF who have two copies of the F508del-CFTR mutation and are being treated with Orkambi™ (lumacaftor/ivacaftor). In early July 2016, we announced completion of enrollment in 138 adult patients for this clinical trial, defined as the last patient enrolled receiving their first study dose. We currently expect to present topline results from this trial by the end of 2016.

During May 2016, we began dosing patients in a Phase 2, proof-of-concept study to further evaluate the effect of cavosonstat in patients who have one copy of the F508del-CFTR mutation and a second mutation that results in a gating defect in the CFTR protein. The study is designed to evaluate the efficacy and safety of cavosonstat in adult patients who have these mutations and who are being treated with Kalydeco™ (ivacaftor). We currently expect to present topline results from this trial by the first half of 2017.

Our operations to date have focused on discovery and development of our portfolio of GSNOR inhibitors, including cavosonstat and N6022. N6022 was the first product candidate to emerge from our GSNOR inhibitor portfolio and was optimized for inhaled delivery with low oral bioavailability. In order to provide translational evidence of GSNOR’s role in lung disease, we initially explored the effects of N6022 in patients with mild asthma using an intravenous formulation. N6022 demonstrated a significant, beneficial effect on the airways in these patients, thus confirming the beneficial effects of N6022 observed in our preclinical studies of asthma. N6022 paved the way for cavosonstat by establishing initial safety of the class in healthy subjects and patients with CF. Because an oral dosage form is preferable in CF, a systemic disease that is not confined to the lungs, we elected to discontinue further development of N6022 in the chronic management of CF, but we may pursue development of N6022 in an inhaled dosage form for other potential indications.

During June 2015, we completed our initial public offering, or IPO, of an aggregate 6,325,000 shares of common stock at a price to the public of $14.00 per share for aggregate gross proceeds of $88.6 million, before $9.8 million in underwriting commissions and discounts and offering expenses. Our common stock is listed on the NASDAQ Global Market under the symbol “NVLS”.

Since inception, we have financed our operations primarily through the proceeds from our IPO, as well as private placements of equity and convertible debt. From our inception in July 2003 to June 30, 2016, we raised $220.0 million in net proceeds from these sources. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $73.7 million and no debt.

We have incurred losses from operations in each year since our inception. Our net losses were $8.5 million and $16.3 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, we had an accumulated deficit of $165.2 million. We expect to continue incurring losses for the foreseeable future as we advance our lead product candidate, cavosonstat, through clinical development, regulatory approval and, if approved, commercialization. We expect that research and development expenses will increase as we continue to develop our product candidates, and general and administrative costs will increase as we operate as a public company. We anticipate that we will need to raise additional capital, in addition to the IPO proceeds raised in June 2015, prior to the commercialization of cavosonstat or any other potential product candidate. Until such time that we can generate revenue from product sales, which, based on our current development plans, we do not expect to occur until 2018 at the earliest, we expect to finance our operating activities primarily through selling equity, incurring debt, entering into partnerships, and obtaining grants or seeking other nondilutive sources of financing. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, if at all. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. It could force us to delay, limit, reduce or terminate our research and development programs and commercialization efforts or cause us to cease operations in full.

Financial Operations Overview

Revenue

To date, we have not generated any revenue. In the future, we may generate revenue from sales or licensing of cavosonstat or other potential product candidates. Based on our current development plans, however, we do not expect to generate product revenue until 2018 at the earliest. If we fail to complete the clinical development of a cavosonstat-based therapy, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

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

•	employee-related expenses, including salaries, benefits, stock-based compensation expense and other compensation costs;
•	costs associated with regulatory filings; and
•

costs of laboratory supplies, facilities, depreciation, travel and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other operating costs related to research and development.

Research and development costs are expensed as incurred. Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development primarily due to the increased size and duration of later-stage clinical trials. Thus, we expect our research and development expenses to increase for the foreseeable future as we seek to advance clinical development of our lead product candidate, cavosonstat.

Below is a summary of our research and development expenses by categories of costs for the periods presented. The other expenses category includes travel, lab and office supplies, clinical trial management software license fees, business insurance and other miscellaneous expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Direct program expenses
Cavosonstat for cystic fibrosis	$4,108	$2,848	$7,586	$4,435
Personnel and other expenses
Salaries, benefits and stock-based compensation	1,660	1,240	3,140	2,338
Consulting and outsourced services	132	80	221	138
Facilities and depreciation	86	67	167	134
Other expenses	438	230	877	437
Total research and development expenses	$6,424	$4,465	$11,991	$7,482

All of our research and development expenses for the six months ended June 30, 2016 and 2015 relate to the development of cavosonstat. We have expended an aggregate of approximately $24.3 million for direct program expenses related to cavosonstat from inception through June 30, 2016. The successful development of cavosonstat or any other potential product candidate is uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when the period in which we receive material net cash inflows may commence, from cavosonstat or any other potential product candidate. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

•	the number and results of our clinical trials;
•	the number of clinical sites included in the trials;
•	the number of patients who ultimately participate in the trials;
•	the length of time required to enroll suitable patients and complete the trials; and
•	the ability to obtain a drug supply for our trials.

Our expenditures are subject to additional uncertainties, including the commercial uptake of Orkambi, our preclinical study and clinical trial expenses, our costs to acquire, develop and manufacture preclinical study and clinical trial materials, the timing of regulatory approval for cavosonstat and post-commercialization and other incremental research and development costs for cavosonstat or any other potential product candidate. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Changes in variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities were to require us to conduct preclinical studies or clinical trials beyond those which we anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the clinical development of our product candidates and we may not obtain results from trials that are delayed when anticipated.

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

We anticipate that our general and administrative expense will increase during the next two fiscal years, primarily due to increased costs to support further clinical development of cavosonstat, maintain our patent portfolio and operate as a publicly traded company.

Interest Income

Interest income for the three and six months ended June 30, 2016 and 2015 consists of interest earned on marketable securities and money market funds.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015.

Research and Development Expenses.  Research and development expenses for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Research and development expenses	$6,424	$4,465	$11,991	$7,482
Increase from prior period	$1,959	—	$4,509	—
% change from prior period	43.9%	—	60.3%	—

The increase in research and development expenses for the three months ended June 30, 2016 compared to the same period in the prior year was primarily due to $2.4 million of cavosonstat clinical trial expenses for the Phase 2 trial that was initiated in November 2015 and reached 100% patient enrollment as planned in early July 2016. A second Phase 2 trial initiated in March 2016, added $468,000 of expense for the three months ended June 30, 2016. During the second quarter of the prior year our Phase 1b trial incurred $1.6 million of clinical trial expenses. This study was completed in September 2015 and therefore slightly offset the increases in direct program expenses in 2016. Personnel and other expenses increased by $700,000 during the three months ended June 30, 2016 compared to the same period of the prior year. These increases were primarily the result of increased salaries, benefits and stock-based compensation expense of $420,000 which were directly related to additional Research and Development staffing.

The increase in research and development expenses for the six months ended June 30, 2016 compared to the same period in the prior year was primarily due to $4.7 million of cavosonstat clinical trial expenses for the Phase 2 trial that was initiated in November 2015. A second Phase 2 trial initiated in March 2016, added $717,000 of expense for the six months ended June 30, 2016. During the first half of the prior year our Phase 1b trial incurred $2.3 million of clinical trial expenses. This study was completed in September 2015 and therefore slightly offset the increases in direct program expenses in 2016. Personnel and other expenses increased by $1.4 million during the six months ended June 30, 2016 compared to the same period of the prior year. These increases were primarily the result of increased salaries, benefits and stock-based compensation expense of $802,000 which were directly related to additional Research and Development staffing.

General and Administrative Expenses.    General and administrative expenses for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
General and administrative expenses	$2,172	$1,387	$4,539	$2,685
Increase from prior period	$785	—	$1,854	—
% change from prior period	56.6%	—	69.1%	—

The increase in general and administrative expenses for the three and six months ended June 30, 2016 compared to the same period in the prior year was primarily due to increased expenses related to operating as a publicly-traded company, including increased investor relations and various marketing expenses, audit fees and patent expenses. These expense categories on a combined basis increased by approximately $634,000 and $1.2 million during the three and six months ended June 30, 2016, respectively, compared with the same periods in the prior year. Additionally, stock-based compensation expense increased by approximately $253,000 and $634,000 during the three and six months ended June 30, 2016, respectively, compared with the same periods in the prior year, due to stock options granted during September 2015.

Interest Income.  Interest income for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$117	$—	$213	$1

The increase in interest income during 2016 over the prior year was due to higher investment interest rates earned on a higher average cash and marketable securities balance following the completion of our IPO during June 2015.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the proceeds from our IPO in June 2015 as well as private placements of equity and convertible debt in prior years. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $73.7 million and no debt.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(13,558)	$(8,080)
Net cash provided by (used in) investing activities	3,891	(87)
Net cash provided by financing activities	92	80,876
Net increase (decrease) in cash and cash equivalents	$(9,575)	$72,709

Operating Activities

During the first half of fiscal 2016, our net loss of $16.3 million included noncash charges of $1.5 million, primarily associated with stock-based compensation. During this same period, our net operating liabilities, excluding cash, cash equivalents and marketable securities, increased by $1.3 million and thus decreased our net cash used in operating activities to $13.6 million. The increase in net operating liabilities is primarily related to higher accounts payable and accrued direct program expenses of $2.3 million, slightly offset by decreases in accrued employee benefits of $690,000, decreases in accrued other liabilities of $159,000 and increases in prepaid expenses of $168,000. Increases in accounts payable and accrued direct program expenses were directly related to research and development costs for our two Phase 2 clinical trials. Accrued employee benefit costs decreased due to payment of 2015 employee performance bonuses during February 2016, slightly offset by accrued bonus expense for the 2016 period.

During the first half of fiscal 2015, our net loss of $10.2 million included noncash charges of $401,000, primarily associated with stock-based compensation. During this same period, our net operating liabilities, excluding cash and cash equivalents, increased by $1.7 million and thus decreased our net cash used in operating activities to $8.1 million. This was primarily the result of increases in accrued employee benefits by $767,000, accrued direct program expenses by $438,000 and accounts payable by $419,000 (excluding $2.1 million of unpaid IPO related costs). Accrued employee benefit costs increased due to the 2015 employee incentive plan that was initiated at the beginning of the year. Increases in accounts payable and accrued direct program expenses were directly related to research and development costs for our Phase 1b clinical trial which ran from March to September of 2015.

Investing Activities

The net cash provided by investing activities of $3.9 million for the six months ended June 30, 2016 was primarily related to proceeds from maturities and sales of marketable securities outweighing our purchases of replacement securities during the period.

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

Funding Requirements

We believe our existing cash, cash equivalents and marketable securities will provide resources to complete our two ongoing Phase 2 clinical trials and to fund our operating expenses and capital expenditure requirements beyond mid-2017 when, with successful clinical outcomes, we expect to be enrolling patients in our Phase 3 clinical program for cavosonstat. We have based these estimates on assumptions that may prove to be incorrect, and given the risks and uncertainties associated with drug development and commercialization, we could require greater or additional capital resources sooner than expected. Our present and future funding requirements will depend on many factors, including but not limited to:

•	the scope, progress, results and costs of preclinical development and clinical trials of cavosonstat and any other product candidate;
•	our ability to advance the clinical development program for our lead product candidate, cavosonstat;
•	personnel-related expenses, including salaries, benefits, stock-based compensation expense and other compensation costs;
•	the costs, timing and outcome of regulatory review of cavosonstat or any other potential product candidate;
•	the revenue, if any, received from commercial sales of cavosonstat or any other potential product candidate for which we, or any future partner, may receive marketing approval;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for cavosonstat or any other potential product candidate for which we receive marketing approval and do not partner for commercialization; and

•	the extent to which we acquire, in-license or out-license other products and technologies.

Existing cash, cash equivalents and marketable securities will not be sufficient to fund our operations through successful development and commercialization of cavosonstat or any other potential product candidate. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned development and commercialization activities, which could harm our business. For more information as to the risks associated with our future funding requirements, see the risk factors under Item 1A. – “Risk Factors” of this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 that we have filed with the SEC.

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

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that we have filed with the SEC. There have not been any material changes to our critical accounting policies since December 31, 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2016:

	Payments due by period
	(in thousands)
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	$8,659	$7,564	$1,095	$—	$—
Operating leases	523	296	227	—	—
Total obligations	$9,182	$7,860	$1,322	$—	$—

We have entered into contracts with third parties to provide future services, which include research and development, clinical development support and testing services. These purchase obligations indicated above include both cancellable and non-cancellable amounts. We also have an operating lease obligation for office and laboratory space, which will expire on March 31, 2018. We have the option to renew the lease for an additional three-year term and the option to terminate the lease at any time after March 31, 2017, for a termination fee of $25,000.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet activities, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification within the statement of cash flows. The guidance will be effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of the new pronouncement on our financial statements.

For additional discussion of recent accounting pronouncements please refer to Note 3, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, in our previously filed Annual Report on Form 10-K for the year ended December 31, 2015. There were no new accounting pronouncements adopted during the six months ended June 30, 2016 that had a material effect on our financial statements.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $73.7 million, consisting of deposits with commercial banks in checking, interest-bearing and demand money market accounts, reverse repurchase agreements, corporate debt securities, U.S. treasury securities and obligations of U.S. government agencies. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a−15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. In connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Through June 30, 2016, we had used $5.1 million of our IPO proceeds for working capital and general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

(a) Exhibits

The exhibits listed on the accompanying exhibit index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form Common Stock Certificate of the Registrant (2)
4.2	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit I, LLC (2)
4.3	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit I, LLC (2)
4.4	Second Amended and Restated Investor Rights Agreement dated November 18, 2014 (2)
10.1	Employment Agreement, dated as of April 18, 2016, by and between the Registrant and David M. Rodman, M.D. (3)*
10.2	Notice of Inducement Stock Option Grant and Inducement Stock Option Agreement, each dated April 18, 2016 by and between the Registrant and David M. Rodman, M.D. (3)*
10.3	Notice of Restricted Stock Unit Inducement Grant and Inducement Restricted Stock Unit Agreement, each dated April 18, 2016 by and between the Registrant and David M. Rodman, M.D. (3)*
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-205220) filed on June 25, 2015.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-204127), filed on May 13, 2015.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No.001-37449), filed on May 3, 2016.
*	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2016	NIVALIS THERAPEUTICS, INC.

	By:	/s/ Jon Congleton
Jon Congleton
President and Chief Executive Officer; Director
(Principal Executive Officer)

	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and Accounting Officer)