Form 10-Q
period 2016-09-30
Nivalis Therapeutics, Inc.
filed 2016-11-07
CIK 1626199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

 ◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2016 was 15,543,469.

NIVALIS THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Nivalis Therapeutics, Inc.

Balance Sheets

(In thousands, except for share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,168	$24,991
Marketable securities	50,019	62,263
Prepaid expenses and other current assets	843	432
Total current assets	67,030	87,686

Property and equipment and other assets, net	312	223
Total assets	$67,342	$87,909

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,012	$994
Accrued direct program expenses	2,837	1,555
Accrued employee benefits	1,345	1,675
Accrued other liabilities	44	195
Total current liabilities	5,238	4,419

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding for both periods presented	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized for both periods presented; 15,505,334 and 15,462,030 shares issued and outstanding, respectively	16	15
Additional paid-in capital	234,670	232,309
Accumulated other comprehensive income	5	3
Accumulated deficit	(172,587)	(148,837)
Total stockholders’ equity	62,104	83,490
Total liabilities and stockholders’ equity	$67,342	$87,909

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$—	—	$—	$—

Operating expenses:
Research and development	5,669	4,279	17,660	11,761
General and administrative	1,879	1,822	6,418	4,507
Loss from operations	(7,548)	(6,101)	(24,078)	(16,268)

Interest income	115	12	328	13
Net loss attributable to common stockholders	$(7,433)	$(6,089)	$(23,750)	$(16,255)

Unrealized gains (losses) on marketable securities	(18)	15	2	15
Comprehensive loss	$(7,451)	$(6,074)	$(23,748)	$(16,240)

Weighted average shares outstanding - basic and diluted	15,504	15,451	15,476	7,322
Net loss per share - basic and diluted	$(0.48)	$(0.39)	$(1.53)	$(2.22)

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2015	15,462	$15	$232,309	$3	$(148,837)	$83,490
Employee stock-based compensation expense	—	—	2,259	—	—	2,259
Issuance of common stock under employee share plans and awards	43	1	102	—	—	103
Unrealized gains on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(23,750)	(23,750)
Balance as of September 30, 2016	15,505	$16	$234,670	$5	$(172,587)	$62,104

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(23,750)	$(16,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104	47
Stock-based compensation expense	2,259	718
Changes in operating assets and liabilities:
Prepaid expenses and other	(514)	(366)
Accounts payable	18	623
Accrued direct program expenses	1,282	213
Accrued employee benefits	(330)	1,126
Accrued other liabilities	(151)	88
Net cash used in operating activities	(21,082)	(13,806)

Investing activities
Purchases of property and equipment	(90)	(142)
Purchases of marketable securities	(66,154)	(35,081)
Proceeds from sales and maturities of marketable securities	78,400	—
Net cash provided by (used in) investing activities	12,156	(35,223)

Financing activities
Proceeds from issuance of common stock, net of offering costs	—	78,772
Proceeds from employee stock purchases and stock options exercised	103
Net cash provided by financing activities	103	78,772

Net increase (decrease) in cash and cash equivalents	(8,823)	29,743
Cash and cash equivalents, beginning of period	24,991	27,812
Cash and cash equivalents, end of period	$16,168	$57,555

Supplemental disclosures of cash flow information
Conversion of convertible preferred stock to common stock	$—	$41,880

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

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of September  30,  2016, the Company had an accumulated deficit of $172.6 million. For the nine months ended September  30, 2016, net loss  was $23.8 million and net cash used in operating activities was  $21.1 million. The Company anticipates that operating losses and net cash used in operating activities will continue and substantially increase over the next several years as it expands development activities for its current product candidate cavosonstat (N91115).

The Company has historically financed its operations primarily through the sale of its equity and debt securities. The Company will continue to be dependent upon such sources of funds until it is able to generate positive cash flows from its operations. Management has determined that the Company’s existing cash, cash equivalents and marketable securities as of September  30, 2016 will be sufficient to fund operations at least through the next twelve months.

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

Unaudited Interim Financial Data

The balance sheet at December 31, 2015 was derived from the Company’s audited financial statements, but does not include all the disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2015. The accompanying interim financial statements as of September 30, 2016 and for the three and nine months ended September  30, 2016 and 2015, are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of September  30, 2016 and the results of operations and cash flows for the three and nine months ended September  30, 2016 and 2015. The results for the three and nine months ended September  30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim period.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities. The Company presents comprehensive loss and its components in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2016.

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

For additional discussion of recent accounting pronouncements please refer to Note 3, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements”, in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2015. The Company did not adopt any new accounting pronouncements during the nine months ended September  30, 2016 that had a material effect on its financial statements.

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

The Company’s financial instruments, including money market investments, reverse repurchase agreements, corporate debt securities, U.S. Treasury securities and obligations of U.S. government agencies, are measured at fair value on a recurring basis. There were no transfers between levels for the nine months ended September 30, 2016.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September  30, 2016 and December 31, 2015 (in thousands):

		Quoted prices	Quoted prices		Quoted prices	Quoted prices
		in active	for similar assets		in active	for similar assets
		markets for	observable in the		markets for	observable in the
	September 30,	identical assets	marketplace	December 31,	identical assets	marketplace
Description	2016	(Level 1)	(Level 2)	2015	(Level 1)	(Level 2)
Assets measured at fair value:
Money market investments	$8,465	$8,465	$—	$12,131	$12,131	$—
U.S. Treasury securities, obligations of U.S. government agencies, corporate debt securities and reverse repurchase agreements	55,018	—	55,018	73,261	—	73,261

4. Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities as of September  30, 2016 and December 31, 2015 (in thousands):

		Gross unrealized	Gross unrealized	Fair market
	Amortized Cost	gains	losses	value
September 30, 2016
Cash	$2,704	$-	$-	$2,704
Money market funds	8,465	-	-	8,465
Reverse repurchase agreement	5,000	-	-	5,000
U.S Treasury securities and obligations of U.S. government agencies	23,144	14	-	23,158
Corporate debt securities	26,869	3	(12)	26,860
Total for September 30, 2016	$66,182	$17	$(12)	$66,187

December 31, 2015
Cash	$1,862	$–	$–	$1,862
Money market funds	12,131	–	–	12,131
Reverse repurchase agreements	6,000	–	–	6,000
U.S Treasury securities and obligations of U.S. government agencies	28,982	4	(7)	28,979
Corporate debt securities	38,276	22	(16)	38,282
Total for December 31, 2015	$87,251	$26	$(23)	$87,254

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

   On July 5, 2016, the Company filed a registration statement on Form S-3 that was declared effective on July 14, 2016 registering (i) the offering, issuance and sale of up to $125,000,000 in the aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and an indeterminate number of warrants and (ii) the resale of up to 3,732,412 shares of common stock by selling stockholders pursuant to a base prospectus that forms a part of the registration statement. The registration statement also registers the offering, issuance and sale of the Company’s common stock having up to a maximum aggregate offering price of $20,000,000 that may be issued and sold in an at-the-market offering under a sales agreement the Company entered into with Cowen and Company, LLC on July 5, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. The $20,000,000 of common stock that may be sold under the sales agreement prospectus is included in the $125,000,000 that may be sold by the Company under the base prospectus. As of September 30, 2016,  no securities had been sold by the Company pursuant to the base prospectus or the sales agreement prospectus.

At September 30,  2016, shares of common stock have been reserved for issuance as follows:

Options to purchase common stock - issued	2,738,486
Options to purchase common stock - unissued	410,377
Inducement grants - issued	306,945
Employee stock purchase plan - unissued	203,334
Warrants to purchase common stock	18,534
3,677,676

6. Net Loss per Share

The Company excluded the following common stock equivalents, outstanding as of September  30, 2016 and 2015, from the computation of diluted net loss per share for the applicable quarterly periods because they had an anti-dilutive impact on the computation:

	September 30,
	2016	2015
Options to purchase common stock - issued	2,738,486	1,804,140
Inducement grants - issued	306,945	—
Unvested restricted common stock	—	590
Warrants to purchase common stock	18,534	18,534
Total	3,063,965	1,823,264

7. Subsequent Events

The Company evaluated events up to the filing date of these interim financial statements and determined that no subsequent activity required disclosure.

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

Nivalis discovered and owns exclusive rights to cavosonstat in the United States and all other major markets, including U.S. composition of matter patent protection until at least 2031. On July 7, 2016, we announced that the United States Adopted Names (USAN) Council had approved “cavosonstat” as the unique non-proprietary or generic name for N91115.

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

During May 2016, we began dosing patients in a Phase 2, proof-of-concept study to further evaluate the effect of cavosonstat in patients who have one copy of the F508del-CFTR mutation and a second mutation that results in a gating defect in the CFTR protein. The study is designed to evaluate the efficacy and safety of cavosonstat in adult patients who have these mutations and who are being treated with Kalydeco™ (ivacaftor). We currently expect to present topline results from this trial in the first half of 2017.

Our operations to date have focused on discovery and development of our portfolio of GSNOR inhibitors, including cavosonstat and N6022. N6022 was the first product candidate to emerge from our GSNOR inhibitor portfolio and was optimized for inhaled delivery. In order to provide translational evidence of GSNOR’s role in lung disease, we initially explored the effects of N6022 in patients with mild asthma using an intravenous formulation. N6022 demonstrated a significant, beneficial effect on the airways in these patients, thus confirming the beneficial effects of N6022 observed in our preclinical studies of asthma. N6022 paved the way for cavosonstat by establishing initial safety of the class in healthy subjects and patients with CF. Because an oral dosage form is preferable in CF, a systemic disease that is not confined to the lungs, we elected to discontinue further development of N6022 in the chronic management of CF, but we may pursue development of N6022 in an inhaled dosage form for other potential indications.

During June 2015, we completed our initial public offering, or IPO, of an aggregate 6,325,000 shares of common stock at a price to the public of $14.00 per share for aggregate gross proceeds of $88.6 million, before $9.8 million in underwriting commissions and discounts and offering expenses. Our common stock is listed on the NASDAQ Global Market under the symbol “NVLS”. In July, 2016, we entered into a Sales Agreement with Cowen and Company, LLC pursuant to which we may sell up to $20,000,000 in shares of our common stock to the public from time to time in an at-the-market offering pursuant to an effective shelf registration statement on Form S-3 we have filed with the Securities and Exchange Commission. As of September 30, 2016, no securities had been sold under the Sales Agreement.

Since inception, we have financed our operations primarily through the proceeds from our IPO in June 2015 as well as private placements of equity and convertible debt prior to the IPO. From our inception in July 2003 to September 30, 2016, we raised $220.0 million in net proceeds from these sources. As of September  30, 2016, we had cash, cash equivalents and marketable securities of $66.2 million and no debt.

We have incurred losses from operations in each year since our inception. Our net losses  were  $7.4 million and $23.8 million for the three and nine months ended September  30, 2016, respectively. As of September 30, 2016, we had an accumulated deficit of $172.6 million. We expect to continue incurring losses for the foreseeable future as we advance our lead product candidate, cavosonstat, through clinical development, regulatory approval and, if approved, commercialization. We expect that research and development expenses will increase as we continue to develop our product candidates, and general and administrative costs may increase as we operate as a public company. We anticipate that we will need to raise additional capital, in addition to the IPO proceeds raised in June 2015, prior to the commercialization of cavosonstat or any other potential product candidate. Until such time that we can generate revenue from product sales, which, based on our current development plans, we do not expect to occur until 2019 at the earliest, we expect to finance our operating activities primarily through selling equity, incurring debt, entering into partnerships, and obtaining grants or seeking other nondilutive sources of financing. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, if at all. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. It could force us to delay, limit, reduce or terminate our research and development programs and commercialization efforts or cause us to cease operations in full.

Financial Operations Overview

Revenue

To date, we have not generated any revenue. In the future, we may generate revenue from sales or licensing of cavosonstat or other potential product candidates. Based on our current development plans, however, we do not expect to generate product revenue until 2019 at the earliest. If we fail to complete the clinical development of a cavosonstat-based therapy, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Direct program expenses
Cavosonstat for cystic fibrosis	$3,249	$2,534	$10,835	$6,969
Personnel and other expenses
Salaries, benefits and stock-based compensation	1,730	1,209	4,870	3,548
Consulting and outsourced services	237	107	458	244
Facilities and depreciation	87	68	254	203
Other expenses	366	361	1,243	797
Total research and development expenses	$5,669	$4,279	$17,660	$11,761

All of our research and development expenses for the nine months ended September  30, 2016 and 2015 relate to the development of cavosonstat. We have expended an aggregate of approximately $27.5 million for direct program expenses related to cavosonstat from inception through September  30, 2016. The successful development of cavosonstat or any other potential product candidate is uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when the period in which we receive material net cash inflows may commence, from cavosonstat or any other potential product candidate. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

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

Interest Income

Interest income for the three and nine months ended September 30, 2016 and 2015 consists of interest earned on marketable securities and money market funds.

Results of Operations

Comparison of the Three and Nine Months Ended September  30, 2016 and 2015.

Research and Development Expenses.  Research and development expenses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Research and development expenses	$5,669	$4,279	$17,660	$11,761
Increase from prior period	$1,390	—	$5,899	—
% change from prior period	32.5%	—	50.2%	—

The increase in research and development expenses for the three months ended September 30, 2016 compared to the same period in the prior year was primarily due to $1.6 million of cavosonstat clinical trial expenses for the Phase 2 trial that was initiated in November 2015 and reached 100% patient enrollment as planned in early July 2016. A second Phase 2 trial initiated in March 2016 added $589,000 of clinical trial expenses for the three months ended September 30, 2016. During the third quarter of the prior year, we incurred $1.0 million of clinical trial expenses for our Phase 1b trial. This study was completed in September 2015 and therefore slightly offset the increases in the Phase 2 clinical study costs during the current quarter. Personnel and other expenses increased by $675,000 during the three months ended September 30, 2016 compared to the same period of the prior year. These increases were primarily the result of increased salaries, benefits and stock-based compensation expense.

The increase in research and development expenses for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily due to $6.3 million of cavosonstat clinical trial expenses for the Phase 2 trial that was initiated in November 2015. A second Phase 2 trial initiated in March 2016, added $1.3 million of expense for the nine months ended September 30, 2016. During the first nine months of the prior year our Phase 1b trial incurred $3.3 million of clinical trial expenses. This study was completed in September 2015 and therefore slightly offset the Phase 2 clinical study costs in 2016. Personnel and other expenses increased by $2.0 million during the nine months ended September 30, 2016 compared to the same period of the prior year. These increases were primarily the result of increased salaries, benefits and stock-based compensation expense.

General and Administrative Expenses.  General and administrative expenses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
General and administrative expenses	$1,879	$1,822	$6,418	$4,507
Increase from prior period	$57	—	$1,911	—
% change from prior period	3.1%	—	42.4%	—

The total general and administrative expenses for the three months ended September 30, 2016 and 2015 were at similar levels. The increase in general and administrative expenses for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily due to increased expenses related to operating as a publicly-traded company, including increased investor relations, marketing expenses, and patent expenses. These expense categories on a combined basis increased by $941,000 during the nine months ended September 30, 2016, compared with the same period in the prior year. Additionally, stock-based compensation expense increased by $853,000 during the nine months ended September 30, 2016, compared with the same period in the prior year, primarily due to stock options granted in September 2015.

Interest Income.  Interest income for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$115	$12	$328	$13

The increase in interest income during 2016 over the prior year three- and nine-month periods was due to higher investment interest rates earned on a higher average cash and marketable securities balance following the completion of our IPO during June 2015.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the proceeds from our IPO in June 2015 as well as private placements of equity and convertible debt prior to the IPO.  As of September  30, 2016, we had cash, cash equivalents and marketable securities of $66.2 million and no debt.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(21,082)	$(13,806)
Net cash provided by (used in) investing activities	12,156	(35,223)
Net cash provided by financing activities	103	78,772
Net increase (decrease) in cash and cash equivalents	$(8,823)	$29,743

Operating Activities

During the first nine months of fiscal 2016, our net loss of $23.8 million included noncash charges of $2.4 million, primarily associated with stock-based compensation. During this same period, our net operating liabilities, excluding cash, cash equivalents and marketable securities, increased by $305,000 from the prior year period, and thus decreased our net cash used in operating activities to $21.1 million. The increase in net operating liabilities is primarily related to higher accrued direct program expenses of $1.3 million, slightly offset by decreases in accrued employee benefits of $330,000, decreases in accrued other liabilities of $151,000 and increases in prepaid expenses of $514,000. Increases in accrued direct program expenses were directly related to research and development costs for our two Phase 2 clinical trials. Accrued employee benefit costs decreased due to payment of 2015 employee performance bonuses during February 2016, slightly offset by accrued bonus expense for the 2016 period. Prepaid expenses increased due to the timing of various prepayments including insurance policies.

During the first nine months of fiscal 2015, our net loss of $16.3 million included noncash charges of $765,000, primarily associated with stock based compensation. During this same period, our net operating liabilities, excluding cash, cash equivalents and marketable securities, increased by approximately $1.7 million and thus decreased our net cash used in operating activities to $13.8 million. Net operating liabilities increased primarily because of higher accrued employee benefits of $1.1 million, increases in accounts payable and accrued direct program expenses of $836,000, and were slightly offset by increases in prepaid expenses of $366,000. Accrued employee benefit costs increased due to implementation of the 2015 employee incentive plan that was initiated at the beginning of the year. Increases in accounts payable and accrued direct program expenses were directly related to research and development costs for our Phase 1b clinical trial which began in the first quarter of 2015. Prepaid expenses increased due to higher prepaid premium costs for Directors and Officers insurance, upon becoming a public company.

Investing Activities

The net cash provided by investing activities of $12.2 million for the nine months ended September 30, 2016 was primarily related to proceeds from maturities and sales of marketable securities outweighing our purchases of replacement securities during the period.

The net cash used in investing activities of $35.2 million for the nine months ended September 30, 2015 was primarily related to the purchase of marketable securities.

Financing Activities

The cash provided by financing activities for the nine months ended September 30, 2016 was related to the exercise of stock options and shares issued under the employee stock purchase plan.

The cash provided by financing activities for the nine months ended September 30, 2015 resulted from $78.8 million of net proceeds for the sale of common stock in our IPO that closed during June 2015.

Funding Requirements

We believe our existing cash, cash equivalents and marketable securities will provide resources to complete our two ongoing Phase 2 clinical trials and with successful clinical outcomes, to fund substantial patient enrollment in our Phase 3 clinical program in cystic fibrosis. We have based these estimates on assumptions that may prove to be incorrect, and given the risks and uncertainties associated with drug development and commercialization, we could require greater or additional capital resources sooner than expected. Our present and future funding requirements will depend on many factors, including but not limited to:

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

In July, 2016, we entered into a Sales Agreement with Cowen and Company, LLC pursuant to which we may sell up to $20,000,000 in shares of our common stock to the public from time to time in an at-the-market offering pursuant to an effective shelf registration statement on Form S-3 we have filed with the Securities and Exchange Commission. As of September 30, 2016, no securities had been sold under the Sales Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2016:

	Payments due by period
	(in thousands)
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase obligations	$7,483	$5,900	$1,583	$—	$—
Operating leases	449	296	153	—	—
Total obligations	$7,932	$6,196	$1,736	$—	$—

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September  30, 2016, we had cash, cash equivalents and marketable securities of $66.2 million, consisting of deposits with commercial banks in checking, interest-bearing and demand money market accounts,  reverse repurchase agreements, corporate debt securities, U.S. treasury securities and obligations of U.S. government agencies. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a−15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. In connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September  30, 2016.

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

Through September 30, 2016, we had used $12.6 million of our IPO proceeds for working capital and general corporate expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for the offering filed with the SEC pursuant to Rule 424(b).

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

Date: November 7, 2016	NIVALIS THERAPEUTICS, INC.

	By:	/s/ Jon Congleton
Jon Congleton
President and Chief Executive Officer; Director
(Principal Executive Officer)

	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer
(Principal Financial and Accounting Officer)