Form 10-Q
period 2017-06-30
Nivalis Therapeutics, Inc.
filed 2017-07-21
CIK 1626199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

 ◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-37449

Nivalis Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-8969493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 18387 Boulder, Colorado	80308
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 21, 2017 was 15,656,251.

NIVALIS THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Nivalis Therapeutics, Inc.

Balance Sheets

(In thousands, except for share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,548	$24,203
Marketable securities	21,949	36,832
Prepaid expenses and other current assets	129	628
Total current assets	49,626	61,663

Property and equipment and other assets, net	18	272
Total assets	$49,644	$61,935

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$815	$1,921
Accrued direct program expenses	8	2,646
Accrued restructuring charges	2,584	—
Accrued employee benefits	146	1,879
Accrued other liabilities	25	53
Total current liabilities	3,578	6,499

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding for both periods presented	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized for both periods presented; 15,656,251 and 15,565,973 shares issued and outstanding, respectively	16	16
Additional paid-in capital	238,980	235,737
Accumulated other comprehensive income	(4)	(17)
Accumulated deficit	(192,926)	(180,300)
Total stockholders’ equity	46,066	55,436
Total liabilities and stockholders’ equity	$49,644	$61,935

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development (1)	359	6,424	3,117	11,991
General and administrative (1)	2,592	2,172	5,373	4,539
Restructuring charges	864	—	4,350	—
Loss from operations	(3,815)	(8,596)	(12,840)	(16,530)

Interest income	105	117	214	213
Net loss attributable to common stockholders	$(3,710)	$(8,479)	$(12,626)	$(16,317)

Unrealized gains on marketable securities	10	20	13	20
Comprehensive loss	$(3,700)	$(8,459)	$(12,613)	$(16,297)

Weighted average shares outstanding - basic and diluted	15,656	15,462	15,650	15,462
Net loss per share - basic and diluted	$(0.24)	$(0.55)	$(0.81)	$(1.06)

(1) Includes stock-based compensation expense
Research and development	$168	$300	$1,433	$513
General and administrative	378	400	1,810	894
Total stock-based compensation expense	$546	$700	$3,243	$1,407

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2016	15,566	$16	$235,737	$(17)	$(180,300)	$55,436
Employee stock-based compensation expense	—	—	3,243	—	—	3,243
Issuance of common stock under restricted stock unit awards	90	—	—	—	—	—
Unrealized gains on marketable securities	—	—	—	13	—	13
Net loss	—	—	—	—	(12,626)	(12,626)
Balance as of June 30, 2017	15,656	$16	$238,980	$(4)	$(192,926)	$46,066

The accompanying notes are an integral part of these financial statements.

Nivalis Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(12,626)	$(16,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109	66
Stock-based compensation expense	3,243	1,407
Gain on sales of property and equipment	(27)	—
Changes in operating assets and liabilities:
Prepaid expenses and other	596	(168)
Accounts payable	(1,106)	1,116
Accrued direct program expenses	(2,638)	1,187
Accrued restructuring charges	2,584	—
Accrued employee benefits	(1,733)	(690)
Accrued other liabilities	(28)	(159)
Net cash used in operating activities	(11,626)	(13,558)

Investing activities
Purchases of property and equipment	—	(74)
Proceeds from sales of property and equipment	75	—
Purchases of marketable securities	(19,940)	(52,235)
Proceeds from sales and maturities of marketable securities	34,836	56,200
Net cash provided by investing activities	14,971	3,891

Financing activities
Proceeds from employee stock purchases and stock options exercised	—	92
Net cash provided by financing activities	—	92

Net increase (decrease) in cash and cash equivalents	3,345	(9,575)
Cash and cash equivalents, beginning of period	24,203	24,991
Cash and cash equivalents, end of period	$27,548	$15,416

The accompanying notes are an integral part of these financial statements.

NIVALIS THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Organization and Description of Business

Nivalis Therapeutics, Inc. (the “Company” or “Nivalis”), incorporated in Delaware on August 1, 2012, is a pharmaceutical company that has historically focused on the discovery and development of product candidates for patients with cystic fibrosis, or CF. In November 2016, the Company announced that its Phase 2 trial, evaluating the efficacy and safety of cavosonstat in adult patients with CF, had failed to demonstrate a benefit in its primary endpoint. On January 3, 2017, the Company announced that its board of directors had initiated a process to explore and review a range of strategic alternatives. At that time, the Company also announced that it had engaged a financial advisor and established a Special Committee of the Board to explore strategic alternatives. As a result of this process, on April 18, 2017, the Company, Nautilus Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Alpine Immune Sciences, Inc., a Delaware corporation (“Alpine”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Alpine, with Alpine continuing as a wholly owned subsidiary of Nivalis and the surviving corporation of the merger (the “Merger”). See Note 7 below for more information regarding the Merger.

2. Liquidity Risks

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing research and development spending. As of June 30, 2017, the Company had an accumulated deficit of $192.9 million. For the six months ended June 30, 2017, net loss was $12.6 million and net cash used in operating activities was $11.6 million.

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

Unaudited Interim Financial Data

The balance sheet at December 31, 2016 was derived from the Company’s audited financial statements, but these interim financial statements do not include all the annual disclosures required by GAAP. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2016. The accompanying interim financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of June 30, 2017 and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim period.

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

Accrued Direct Program Expenses

Substantial portions of the Company’s preclinical studies and clinical trials, including the manufacture and packaging of drug supplies, were performed by third-party laboratories, contract manufacturing organizations, medical centers, contract research organizations and other service providers (collectively vendors). These vendors generally bill monthly or quarterly for services performed or upon achieving certain milestones. For preclinical studies and product development and manufacturing, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon patient enrollment and the duration of the study. The Company monitored patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported by these vendors using software tracking systems, or through clinical site visits and vendor correspondence. The Company’s estimates depend on the timeliness and accuracy of the data provided by these vendors regarding the status of each program and total program spending. The Company periodically evaluates these estimates to determine if adjustments are necessary or appropriate based on information received.

Accrued Restructuring Charges

In January 2017, the Company committed to a restructuring plan that consisted primarily of a workforce reduction of 25 positions, to a total of five remaining positions in order to conserve cash while the Company continued to evaluate strategic alternatives. The restructuring was substantially completed during the first quarter of 2017. Total restructuring charges for the six-month period ended June 30, 2017, in connection with the workforce reduction, comprised principally of monthly or one-time severance payments, retention bonuses and benefit continuation costs, were approximately $4.4 million of which approximately $1.2 million and $570,000 was paid during the first and second quarters of 2017, respectively. As of June 30, 2017, approximately $2.6 million was accrued for remaining restructuring-related payments expected to be paid in July 2017.

In accordance with ASC 420, “Exit and Disposal Cost Obligations”, the Company is recognizing the restructuring liabilities related to the five remaining positions over the employees’ anticipated service period, which is expected to be the first seven months of 2017. The Company recognized approximately $864,000 and $1.4 million of accrued restructuring costs for these remaining employees during the three and six-month periods ended June 30, 2017, respectively.

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities. The Company presents comprehensive loss and its components in the statements of operations and comprehensive loss for the three and six months ended June 30, 2017.

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

The Company’s financial instruments, including money market investments, reverse repurchase agreements, corporate debt securities, U.S. Treasury securities and obligations of U.S. government agencies, are measured at fair value on a recurring basis. There were no transfers between levels for the six months ended June 30, 2017.

Assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2017 and December 31, 2016 (in thousands):

		Quoted prices	Quoted prices		Quoted prices	Quoted prices
		in active	for similar assets		in active	for similar assets
		markets for	observable in the		markets for	observable in the
	June 30,	identical assets	marketplace	December 31,	identical assets	marketplace
Description	2017	(Level 1)	(Level 2)	2016	(Level 1)	(Level 2)
Assets measured at fair value:
Money market investments	$21,544	$21,544	$—	$14,186	$14,186	$—
U.S. Treasury securities, obligations of U.S. government agencies, corporate debt securities and reverse repurchase agreements	24,937	—	24,937	41,832	—	41,832

4. Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities as of June 30, 2017 and December 31, 2016 (in thousands):

		Gross unrealized	Gross unrealized	Fair market
	Amortized Cost	gains	losses	value
June 30, 2017
Cash	$3,016	$-	$-	$3,016
Money market funds	21,544	-	-	21,544
Reverse repurchase agreement	3,000	-	-	3,000
U.S Treasury securities and obligations of U.S. government agencies	8,965	-	(3)	8,962
Corporate debt securities	12,976	-	(1)	12,975
Total for June 30, 2017	$49,501	$-	$(4)	$49,497

December 31, 2016
Cash	$5,017	$–	$–	$5,017
Money market funds	14,186	–	–	14,186
Reverse repurchase agreements	5,000	–	–	5,000
U.S Treasury securities and obligations of U.S. government agencies	16,458	1	(2)	16,457
Corporate debt securities	20,391	1	(17)	20,375
Total for December 31, 2016	$61,052	$2	$(19)	$61,035

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

 On July 5, 2016, the Company filed a registration statement on Form S-3 that was declared effective on July 14, 2016 registering (i) the offering, issuance and sale of up to $125,000,000 in the aggregate of an indeterminate number of shares of common stock and preferred stock, an indeterminate principal amount of debt securities and an indeterminate number of warrants and (ii) the resale of up to 3,732,412 shares of common stock by selling stockholders pursuant to a base prospectus that forms a part of the registration statement. The registration statement also registers the offering, issuance and sale of the Company’s common stock having up to a maximum aggregate offering price of $20,000,000 that may be issued and sold in an at-the-market offering under a sales agreement the Company entered into with Cowen and Company, LLC on July 5, 2016 pursuant to a sales agreement prospectus that forms a part of the registration statement. The $20,000,000 of common stock that may be sold under the sales agreement prospectus is included in the $125,000,000 that may be sold by the Company under the base prospectus. As of June 30, 2017, approximately 20,000 shares of common stock have been sold at an average sales price of $8.00 per share under the sales agreement, net of offering costs of approximately $140,000.

At June 30, 2017, shares of common stock have been reserved for issuance as follows:

Options to purchase common stock - issued	1,710,328
Options to purchase common stock - unissued	1,426,225
Employee stock purchase plan - unissued	180,845
Warrants to purchase common stock	18,534
3,335,932

Stock-Based Compensation

During the three and six-month periods ended June 30, 2017, the Company recorded approximately $546,000 and $3.2 million, respectively, in stock-based compensation expense for the vesting of stock options and RSUs. For the three and six-month periods ended June 30, 2016, the Company recorded approximately $700,000 and $1.4 million, respectively, in stock-based compensation expense. The Company recorded approximately $2.3 million of stock-based compensation expense during the first quarter of 2017 specifically related to the accelerated vesting of options and RSUs held by employees affected by the restructuring plan and workforce reduction announced on January 12, 2017.

6. Net Loss per Share

The Company excluded the following common stock equivalents, outstanding as of June 30, 2017 and 2016, from the computation of diluted net loss per share for the applicable quarterly periods because they had an anti-dilutive impact on the computation:

	June 30,
	2017	2016
Options to purchase common stock - issued	1,710,328	1,795,920
Inducement grants - issued	—	325,000
Warrants to purchase common stock	18,534	18,534
Total	1,728,862	2,139,454

7. Plan of Merger and Reorganization

On April 18, 2017, the Company, Merger Sub and Alpine entered into the Merger Agreement pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Alpine, with Alpine continuing as a wholly owned subsidiary of Nivalis and the surviving corporation of the Merger. The merger is intended to qualify for federal income tax purposes as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of Alpine’s capital stock will be converted into the right to receive shares of Nivalis’ common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of Nivalis’ common stock if determined necessary or appropriate by Nivalis, Alpine and Merger Sub) such that, immediately following the effective time of the Merger, preexisting Nivalis stockholders, optionholders and warrantholders are expected to own, or hold rights to acquire, approximately 26% of the fully-diluted common stock of Nivalis, and preexisting stockholders, optionholders and warrantholders of Alpine are expected to own, or hold rights to acquire, approximately 74% of the fully-diluted common stock of Nivalis.

Prior to the execution and delivery of the Merger Agreement, and as a condition of the willingness of Nivalis to enter into the Merger Agreement, certain existing stockholders of Alpine have entered into agreements with Alpine pursuant to which such stockholders have agreed, subject to the terms and conditions of such agreements, to purchase prior to the consummation of the Merger shares of Alpine’s capital stock for an aggregate purchase price of approximately $17.0 million. The consummation of the transactions contemplated by such agreements is conditioned upon the satisfaction or waiver of the conditions set forth in the Merger Agreement.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of Nivalis and Alpine, and satisfaction of minimum net cash thresholds by each of Nivalis and Alpine.  In accordance with the terms of the Merger Agreement, (i) certain executive officers, directors and stockholders of Alpine (solely in their respective capacities as Alpine stockholders) have entered into support agreements with Nivalis to vote all of their shares of Alpine’s capital stock in favor of adoption of the Merger Agreement and approval of the transactions contemplated therein, including the Merger and (ii) certain executive officers, directors and stockholders of Nivalis (solely in their respective capacities as Nivalis stockholders) have entered into support agreements with Alpine to vote all of their shares of Nivalis’ common stock in favor of approval of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger and the issuance of shares of Nivalis’ common stock to Alpine’s stockholders.

The Merger Agreement contains certain termination rights for both Nivalis and Alpine, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $2.5 million, or in some circumstances reimburse the other party’s expenses up to a maximum of $1.0 million.

At the effective time of the Merger, the board of directors of Nivalis is expected to consist of six members, four of whom will be designated by Alpine and are expected to be Mitchell H. Gold, M.D., Peter Thompson, M.D., James N. Topper, M.D., Ph.D., and Jay Venkatesan, M.D., and two of whom will be designated by Nivalis and are expected to be Robert E. Conway and Paul Sekhri, two existing directors of Nivalis. Following consummation of the Merger, it is anticipated that the size of the board of directors will be increased to seven and that a person, unaffiliated with Nivalis or Alpine, will be designated by a majority of the other members of the board of directors.

8. Subsequent Events

On July 19, 2017, the Company held a special meeting of stockholders in order to obtain the stockholder approvals necessary to complete the Merger. The required approval of the Company’s stockholders were obtained for each of the matters submitted to the stockholders for approval at the meeting as follows:

1.

Approval of the Agreement and Plan of Merger and Reorganization, dated as of April 18, 2017, by and among Nivalis, Merger Sub, and Alpine and the transactions contemplated thereby, including the Merger and the issuance of shares of Nivalis’ common stock to Alpine’s stockholders pursuant to the terms of the Merger Agreement.

2.

Approval of an amendment to the amended and restated certificate of incorporation of Nivalis to effect a reverse stock split of Nivalis’ common stock, at a ratio of one new share for every four shares outstanding.

3.	Approval of an amendment to the amended and restated certificate of incorporation of Nivalis to change the corporate name of Nivalis from “Nivalis Therapeutics, Inc.” to “Alpine Immune Sciences, Inc.”
4.

The stockholders of the Company had also been solicited to vote to approve an adjournment of the special meeting, if necessary, to solicit additional proxies if there were insufficient votes at the time of the special meeting to approve the Merger Agreement or the reverse stock split, but such adjournment was deemed unnecessary. No other matters were considered or brought before the special stockholders meeting.

The closing of the Merger and the other approved actions are expected to occur on July 24, 2017.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q and the information incorporated herein by reference includes statements that are, or may be deemed, “forward-looking statements” (including within the meaning of Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended).  In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, expectations regarding our liquidity and financial condition, prospects and strategies, and the timing of and our ability to consummate the Merger.

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

Overview

We are a pharmaceutical company that has historically been focused on the discovery and development of product candidates for patients with cystic fibrosis, or CF. In November 2016, we announced that a Phase 2 clinical trial of cavosonstat had failed to achieve its primary endpoint of lung function improvement and a key secondary endpoint of sweat chloride reduction. In February 2017, we announced that a second Phase 2 clinical trial of cavosonstat had also failed to achieve its primary endpoint of lung function improvement and a key secondary endpoint of sweat chloride reduction. We currently do not have any drugs that are commercially available and none of our drug candidates have obtained the approval of the FDA, or any similar foreign regulatory authority.

Strategic Process

Following the failure of the Phase 2 clinical trial in CF patients to meet its primary endpoint in November 2016, we announced on January 3, 2017 the initiation of a process to explore and review a range of strategic alternatives focused on maximizing stockholder value from our clinical assets and cash resources and our intent to streamline our operations in order to conserve capital. We also announced that we had engaged a financial and strategic advisor, Ladenburg Thalmann & Co., Inc., to advise us on strategic alternatives and appointed a Special Committee of our board of directors to investigate and evaluate strategic alternatives. In January 2017, our board of directors also approved a workforce reduction that took place between January 15 and March 31, 2017, that affected a total of 25 employees, including our former President and Chief Executive Officer, and our former Chief Medical Officer, each of whose employment was terminated effective January 15, 2017. As of the date hereof, we have five full-time employees and all research and development activities have ceased.

Merger Agreement

After conducting a diligent and extensive process of evaluating strategic alternatives for Nivalis and identifying and reviewing potential candidates for a strategic acquisition or other transaction, which included the receipt of more than 80 non-binding proposals from interested parties and careful evaluation and consideration of those proposals, and following extensive negotiation with Alpine, on April 18, 2017, we, Merger Sub and Alpine entered into the Merger Agreement. Pursuant to the Merger Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Alpine, with Alpine continuing as a wholly owned subsidiary of Nivalis and the surviving corporation of the Merger.

The Merger is intended to qualify for federal income tax purposes as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of Alpine’s capital stock will be converted into the right to receive shares of Nivalis’ common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of Nivalis’ common stock if determined necessary or appropriate by Nivalis, Alpine and Merger Sub) such that, immediately following the effective time of the Merger, preexisting Nivalis stockholders, optionholders and warrantholders are expected to own, or hold rights to acquire, approximately 26% of the fully-diluted common stock of Nivalis, and preexisting stockholders, optionholders and warrantholders of Alpine are expected to own, or hold rights to acquire, approximately 74% of the fully-diluted common stock of Nivalis.

Prior to the execution and delivery of the Merger Agreement, and as a condition of the willingness of Nivalis to enter into the Merger Agreement, certain existing stockholders of Alpine have entered into agreements with Alpine pursuant to which such stockholders have agreed, subject to the terms and conditions of such agreements, to purchase prior to the consummation of the merger shares of Alpine’s capital stock for an aggregate purchase price of approximately $17.0 million. The consummation of the transactions contemplated by such agreements is conditioned upon the satisfaction or waiver of the conditions set forth in the Merger Agreement.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of Nivalis and Alpine, and satisfaction of minimum net cash thresholds by each of Nivalis and Alpine. In accordance with the terms of the Merger Agreement, (i) certain executive officers, directors and stockholders of Alpine (solely in their respective capacities as Alpine stockholders) have entered into support agreements with Nivalis to vote all of their shares of Alpine’s capital stock in favor of adoption of the Merger Agreement and approval of the transactions contemplated therein, including the Merger and (ii) certain executive officers, directors and stockholders of Nivalis (solely in their respective capacities as Nivalis stockholders) have entered into support agreements with Alpine to vote all of their shares of Nivalis’ common stock in favor of approval of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger and the issuance of shares of Nivalis’ common stock to Alpine’s stockholders.

The Merger Agreement contains certain termination rights for both Nivalis and Alpine, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $2.5 million, or in some circumstances reimburse the other party’s expenses up to a maximum of $1.0 million.

At the Effective Time, the board of directors of Nivalis is expected to consist of six members, four of whom will be designated by Alpine, and two of whom will be designated by Nivalis. Following consummation of the Merger, it is anticipated that the size of the board of directors will be increased to seven and that a person unaffiliated with Nivalis or Alpine will be designated by a majority of the other members of the board of directors.

Nivalis’ future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the ability to successfully consummate the Merger or, if the Merger is not completed, another strategic transaction involving the Company;
•	the timing, complexity and costs required for completion of the Merger, or, if the Merger is not completed, any transaction that may result from a further review of strategic alternatives;
•	personnel-related expenses, including salaries, benefits, stock-based compensation expense and other compensation costs related to implementing Nivalis’ restructuring plan;
•	the costs associated with archiving company records related to the Company’s research and development, and general and administrative activities;
•	the costs of storing drug substance and drug product in compliance with cGMP requirements;
•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;
•	the extent to which Nivalis may elect to resume drug research and development activities in the future, if at all; and
•	costs that may be incurred in responding to disruptive actions by activist stockholders.

Financial Operations Overview

Revenue

To date, we have not generated any revenue and may never do so. We have determined to cease further development of cavosonstat and our other GSNOR inhibitors while we identified and evaluated strategic alternatives and pursue the merger with Alpine, and, therefore, do not anticipate generating revenue ourselves from our potential product candidates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Direct program expenses
Cavosonstat for cystic fibrosis	$-	$4,108	$177	7,586
Personnel and other expenses
Salaries, benefits and stock-based compensation	284	1,660	2,259	3,140
Consulting and outsourced services	2	132	171	221
Facilities and depreciation	22	86	106	167
Other expenses	51	438	404	877
Total research and development expenses	$359	$6,424	$3,117	$11,991

All of our research and development expenses for the three and six months ended June 30, 2017 and 2016 relate to the development of cavosonstat and, more recently, to the wind-down of development of cavosonstat. We have expended an aggregate of approximately $30.4 million for direct program expenses related to cavosonstat from inception through June 30, 2017. We anticipate that overall research and development costs will decrease significantly for the foreseeable future as compared to prior periods due to the near-term conclusion of our currently planned program expenses and our workforce reduction that occurred during the first quarter of 2017 resulting from our determination to cease further development of cavosonstat and our other GSNOR inhibitors and to seek to conserve cash resources while we identify and evaluate strategic alternatives. We have not incurred, nor do we expect to incur, significant cancellation charges with our vendors during the wind-down of research and development activities.

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

We anticipate that overall general and administrative costs will decrease during the remainder of 2017 compared with prior periods due to lower personnel-related costs and stock-based compensation due to the workforce reduction. Partially offsetting these decreases will be increased legal and financial advisory costs in connection with pursuing and completing the merger or another potential strategic transaction involving the company.

Interest Income

Interest income for the three and six months ended June 30, 2017 and 2016 consists of interest earned on marketable securities and money market funds.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Research and Development Expenses.  Research and development expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Research and development expenses	$359	$6,424	$3,117	$11,991
Decrease from prior period	$(6,065)	—	$(8,874)	—
% change from prior period	(94.4)%	—	(74.0)%	—

The decrease in research and development expenses for the three months ended June 30, 2017 compared to the same period in the prior year was the result of winding down all research and development activities effective January 2017. During the second quarter of the prior year we incurred approximately $2.9 million for cavosonstat Phase 2 clinical trials in CF and approximately $900,000 for clinical drug manufacturing and long-term toxicology studies combined. Salaries, benefits and stock-based compensation expenses decreased by $1.4 million during the second quarter of 2017 compared to the prior year due to the workforce reduction.

The decrease in research and development expenses for the six months ended June 30, 2017 compared to the same period in the prior year was the result of winding down all research and development activities during the first half of 2017. During the first half of the prior year we incurred approximately $5.4 million for cavosonstat Phase 2 clinical trials in CF and approximately $1.7 million for clinical drug manufacturing and long-term toxicology studies combined. Salaries and benefit expenses decreased by $1.8 million during the first half of 2017 compared to the prior year due to the workforce reduction. Partially offsetting these decreases were increased stock-based compensation expenses of approximately $915,000 related to the accelerated vesting of options and RSUs held by employees affected by the restructuring plan and workforce reduction.

General and Administrative Expenses.    General and administrative expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
General and administrative expenses	$2,592	$2,172	$5,373	$4,539
Increase from prior period	$420	—	$834	—
% change from prior period	19.3%	—	18.4%	—

The increase in general and administrative expenses for the three months ended June 30, 2017 compared to the same period in the prior year was primarily due to increased legal, printing and financial advisory expenses of $1.2 million in support of our pursuing and completing a potential strategic transaction of the company. During this same period, marketing and patent expenses combined decreased by approximately $538,000 due to the wind-down in drug-development activities, while salaries and benefit expenses decreased by approximately $318,000 during the second quarter of 2017 compared to the prior year due to the workforce reduction that took effect in early 2017.

The increase in general and administrative expenses for the six months ended June 30, 2017 compared to the same period in the prior year was primarily due to increased stock-based compensation expense of approximately $916,000 related to the accelerated vesting of options held by employees affected by the restructuring plan and workforce reduction during the first quarter of 2017. During this same period, marketing and patent expenses combined decreased by $1.0 million due to the wind-down in drug-development activities, while legal, printing and financial advisory expenses increased by $1.4 million in support of our pursuing and completing a potential strategic transaction of the company. Salaries and benefit expenses decreased by approximately $555,000 during the first half of 2017 compared to the prior year due to the workforce reduction.

Restructuring charges.  Restructuring charges for the three and six months ended June 30, 2017, were approximately $864,000 and $4.4 million, respectively. We did not have any restructuring charges during the prior year periods. In November 2016, we announced that our Phase 2 trial, evaluating the efficacy and safety of cavosonstat in adult patients with CF, had failed to demonstrate a benefit in its primary endpoint. On January 3, 2017, we announced that our board of directors had initiated a process to explore and review a range of strategic alternatives. At that time, we engaged a financial advisor and established a Special Committee of the board of directors to explore strategic alternatives.

In January 2017, we committed to a restructuring plan that consisted primarily of a workforce reduction of 25 positions, to a total of five remaining positions in order to conserve cash while we continued to evaluate strategic alternatives. We entered into severance and release agreements with employees affected by the workforce reduction and retention agreements with key employees if these employees remained with us until terminated by the company without cause prior to such date. All employees affected by the workforce reduction received either a lump-sum severance payment or monthly severance payments per the terms of their employment agreements with us. Certain of these employees also received retention bonus payments that were expensed upon payment and separation from Nivalis during the first quarter of 2017. In accordance with ASC 420, “Exit and Disposal Cost Obligations”, we are recognizing the restructuring liabilities related to the five remaining positions over the employees’ anticipated service period, which is expected to be the first seven months of 2017. We recognized approximately $864,000 and $1.4 million of accrued restructuring costs for these remaining employees during the three and six-month periods ended June 30, 2017, respectively.

Total restructuring charges for the six-month period ended June 30, 2017, in connection with the workforce reduction, comprised principally of monthly or one-time severance payments, retention bonuses and benefits continuation costs, were approximately $4.4 million of which approximately $1.2 million and $570,000 was paid during the first and second quarters of 2017, respectively. As of June 30, 2017, approximately $2.6 million was accrued in remaining restructuring-related payments expected to be paid in July 2017. As mentioned in the previous paragraph, approximately $234,000 of unrecognized restructuring charges are expected to be expensed and paid in July 2017 related to the remaining employee positions.

Interest Income.  Interest income for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest income	$105	$117	$214	$213
Increase (decrease) from prior period	$(12)	—	$1	—
% change from prior period	(10.3)%	—

The decrease in interest income during the three months ended June 30, 2017 compared with the prior year period was due to interest income earned on a lower investment balance. Interest income for the six months ended June 30, 2017 was equivalent to the amount earned in the prior year as higher investment interest rates offset the effect of a lower investment base.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the proceeds from our initial public offering in June 2015 as well as private placements of equity and convertible debt prior to the initial public offering. As of June 30, 2017, we had cash, cash equivalents and marketable securities of $49.5 million and no debt.

The following table sets forth the primary  uses of cash for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(11,626)	$(13,558)
Net cash provided by investing activities	14,971	3,891
Net cash provided by financing activities	—	92
Net increase (decrease) in cash and cash equivalents	$3,345	$(9,575)

Operating Activities

During the first half of fiscal 2017, our net cash used in operating activities was $11.6 million. Our net cash used in operating activities reflects adjustments to our net loss of $12.6 million for noncash charges of $3.3 million, primarily associated with stock-based compensation, and reflects lower net operating liabilities, excluding cash, cash equivalents and marketable securities, which decreased by $2.3 million. Net operating liabilities decreased primarily because of lower accounts payable and accrued direct program expenses of $3.7 million and decreases in accrued employee benefits of $1.7 million. Slightly offsetting these decreases were increases in accrued restructuring charges of $2.6 million and decreases in prepaid expenses of $596,000. Decreases in accounts payable and accrued direct program expenses were directly related to the wind-down of all research and development operations and related payments of vendor obligations. Accrued employee benefits decreased due to payment of annual employee performance bonuses during January 2017. Accrued restructuring charges increased by $2.6 million specifically related to the accounting for severance payments, retention bonuses and benefit continuation costs for employees affected by the workforce reduction.

During the first half of fiscal 2016, our net cash used in operating activities was $13.6 million. Our net cash used in operating activities reflects adjustments to our net loss of $16.3 million for noncash charges of $1.5 million, primarily associated with stock-based compensation, and reflects higher net operating liabilities, excluding cash, cash equivalents and marketable securities, which increased by $1.3 million. The increase in net operating liabilities is primarily related to higher accounts payable and accrued direct program expenses of $2.3 million, slightly offset by decreases in accrued employee benefits of $690,000, decreases in accrued other liabilities of $159,000 and increases in prepaid expenses of $168,000. Increases in accounts payable and accrued direct program expenses were directly related to research and development costs for our two Phase 2 clinical trials. Accrued employee benefit costs decreased due to payment of 2015 employee performance bonuses during February 2016, slightly offset by accrued bonus expense for the 2016 period.

Investing Activities

The net cash provided by investing activities for the six months ended June 30, 2017 and 2016 was primarily related to proceeds from maturities and sales of marketable securities outweighing our purchases of replacement securities during the period.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2016 was related to proceeds from employee stock purchases and stock options exercised.

Funding Requirements

Based on our current operating plan, and expectations regarding significantly lower operating expenses following the discontinuation of almost all of our research and development activities and the subsequent restructurings in the first half of 2017, we expect our $49.5 million in cash and cash equivalents and marketable securities as of June 30, 2017 will be sufficient to fund operations for at least the next twelve months. This estimate assumes no additional funding from equity financings or debt and is subject to numerous risks and uncertainties. Our present and future funding requirements will depend on many factors, including but not limited to:

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

Accrued Restructuring Charges

As described above under “Results of Operations – Restructuring Charges”, in January 2017, we committed to a restructuring plan that consisted primarily of a workforce reduction of 25 positions, to a total of five remaining positions in order to conserve cash while the Company continued to evaluate business alternatives. All employees affected by the workforce reduction received either a lump-sum severance payment or monthly severance payments and certain of these employees also received retention bonus payments that were expensed upon payment and separation from the company during the first quarter of 2017. In accordance with ASC 420, “Exit and Disposal Cost Obligations”, we are recognizing the restructuring liabilities related to the five remaining positions over the employees’ anticipated service period which is expected to be the first seven months of 2017.

For a description of our other critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that we have filed with the SEC. There have not been any material changes to our critical accounting policies since December 31, 2016.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2017:

	Payments due by period
	(in thousands)
	(unaudited)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Financial advisor fees payable upon closing of Merger	$950	$950	$—	$—	$—
Directors & Officers liability insurance	680	680	—	—	—
Purchase obligations	58	58	—	—	—
Total obligations	$1,688	$1,688	$—	$—	$—

Upon the successful closing of the planned Merger with Alpine, a transaction fee is payable to Ladenburg Thalmann & Co., Inc., our strategic financial advisor, under the terms of our engagement letter with Ladenburg. Concurrent with the Merger closing, we plan to purchase a Directors & Officers liability insurance policy containing a six-year run-off coverage period. Remaining purchase obligations primarily relate to storage fees for excess clinical drug product.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash, cash equivalents and marketable securities of $49.5 million, consisting of deposits with commercial banks in checking, interest-bearing and demand money market accounts, reverse repurchase agreements, corporate debt securities, U.S. treasury securities and obligations of U.S. government agencies. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a−15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. In connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our principal executive and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A.RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated by subsequent Quarterly Reports on Form 10-Q and in our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

Through June 30, 2017, we had used $29.3 million of our IPO proceeds for working capital and general corporate expenses. The net proceeds from our initial public offering have been invested in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. Following the close of our Phase 2 clinical trial of cavosonstat in patients with CF, we commenced a process to identify and evaluate strategic alternatives with the goal of enhancing stockholder value, including the possibility of a merger or sale of the company. In connection with this process we have suspended further research and development activities to reduce our operating expenses and preserve our cash resources. We currently expect to primarily use the remaining net proceeds from our initial public offering for working capital and other general corporate purposes, which include our activities to identify, evaluate and pursue potential strategic alternatives and to consummate the Merger or, if the Merger is not completed, an alternative strategic transaction.

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

Date: July 21, 2017	NIVALIS THERAPEUTICS, INC.

	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Interim President and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)