Form 10-K
period 2017-12-31
ALPINE IMMUNE SCIENCES, INC.
filed 2018-03-28
CIK 1626199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37449

ALPINE IMMUNE SCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	20-8969493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Elliott Avenue West, Suite 230 Seattle, WA	98119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 788-4545

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on the NASDAQ stock market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2017, was approximately $28.4 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2018 was 13,846,084.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2017.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

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

PART I

Item 1. Business.

Overview

Our company is focused on discovering and developing innovative, protein-based immunotherapies targeting the immune synapse to treat cancer, autoimmune/inflammatory disorders, and other diseases. Our proprietary scientific platform uses a process known as directed evolution to create therapeutics potentially capable of modulating human immune system proteins.

In our pre-clinical studies, our scientific platform has proven capable of identifying novel molecules, including single domains capable of modulating multiple targets. These molecules have demonstrated efficacy in in vitro and in vivo mouse models. We believe therapeutics generated by our scientific platform have the potential to provide benefit in a broad range of immune system disorders. We have chosen to focus our initial efforts in select areas with unmet medical needs in oncology and inflammatory/autoimmune diseases.

The human immune system is a complex system evolved to protect humans from external infections and harmful changes of internal cells. The Immunoglobulin Superfamily (abbreviated “IgSF”) is the name given to the largest family of adhesion, costimulatory (activating), and inhibitory (blocking) proteins found on the surface of immunological, neurological, and other human cell types. Our scientific approach and platform are based upon IgSF protein units (referred to as “domains”). We believe the IgSF protein family is particularly valuable because many IgSF proteins naturally bind multiple binding partners, also referred to as “counterstructures”.

The scientific discoveries resulting from our work to date have resulted from applying our technology to IgSF proteins to create what we call “Variant Ig Domains” or “vIgDs”. Ours is a platform technology, and we believe our scientific platform represents a novel approach to targeting the immune system. Our scientists create vIgDs through directed evolution—an iterative scientific engineering process purposefully conducted to “evolve” an IgSF protein towards a desired therapeutic function. The potential to create therapies capable of working within a formed synapse, forcing a synapse to occur, or preventing a synapse from occurring are important, novel attributes of our scientific platform.

In cancer, the immune system is often suppressed by inhibitory signals (or quiescent due to lack of costimulatory signals) within the tumor microenvironment. We believe our vIgDs can stimulate the immune system by delivering an activating signal, blocking an inhibitory signal, or both. The potential of vIgDs to modulate multiple inhibitory and/or activating pathways simultaneously for the treatment of cancer is a powerful and novel attribute of our scientific platform.

In autoimmune and inflammatory conditions, the immune system has become overactive and mistakenly attacks healthy cells. Our vIgDs are potentially capable of delivering an inhibitory signal, blocking an activating signal, or both—potentially diminishing the severity of autoimmune and inflammatory conditions.

Our scientific platform creates a variety of molecules with broad potential applicability across diseases. vIgDs can be formatted in many different ways, including standard Fc fusion proteins, localized Fc fusion proteins, and monoclonal antibody fusion proteins as well as formulated as a Transmembrane Immunomodulatory Protein (“TIP”) or as a Secreted Immunomodulatory Protein (“SIP”) The ability to utilize different formats potentially broadens future applications of vIgDs in addition to potentially conferring useful therapeutic properties.

ALPN-101 is our lead program and is being developed for the treatment of autoimmune and inflammatory diseases. We are developing our ALPN-202 program for the treatment of cancer.

We expect to request regulatory approval to begin human clinical trials of ALPN-101 (ICOSL vIgD-Fc), our dual ICOS/CD28 antagonist, in the fourth quarter of 2018. We expect the target indications for ALPN-101 will be inflammatory and/or autoimmune disorders or both.

We expect to request regulatory approval to begin human clinical trials with a molecule from our ALPN-202 program in 2019. The ALPN-202 program is a CD80 vIgD-Fc, a dual PD-1/CTLA-4 antagonist with CD28 costimulation. The target indication for the ALPN-202 program will be the treatment of cancer.

In addition to advancing programs internally, we continue to seek partners who can bring therapeutic area experience, development expertise, commercialization capabilities, and funding allowing us to maximize the potential of vIgDs and our scientific platform.

In October 2015, we signed a research and license agreement with Kite Pharma, a Gilead company (“Kite”), granting Kite an exclusive license to two of our TIP programs for use in Kite’s ECT programs. We received $5.5 million in up-front cash and are eligible to receive up to $530.0 million in developmental, clinical, and regulatory milestone payments in addition to royalties on any products containing our TIPs. In the collaboration, we provide the TIPs and perform in vitro testing, while Kite is responsible for in vivo testing, manufacturing, clinical trials and commercialization of any resulting therapies. This collaboration was renewed in October 2017.

Immunology Background

Our therapies are being evaluated for their potential to target immune system disorders, including oncology (cancer), infectious disease, and inflammatory/autoimmune disease. Based on preclinical data generated to date, we believe vIgDs have the potential to provide therapeutic benefit in a broad range of immune system disorders. We have chosen to focus our initial efforts on select therapeutic areas with unmet medical needs in oncology and inflammatory/autoimmune disease.

The human immune system is a complex system evolved to protect the host from external infection and harmful alterations of natural cells. At the most basic level, this system has evolved to detect antigens. Antigens are essentially anything causing the immune system to try and mount an immune response. Antigens vary from pathogens like a virus, mutated cells like those involved in causing cancer, or even otherwise healthy cells. In special situations such as transplanted organs or cells from a bone marrow transplant, the body sees antigens from these otherwise normal cells as “non-self”.

The immune system determines if an antigen is harmful or not, and then acts accordingly—activating to destroy cells displaying the target antigen or inhibiting the immune system from doing anything if the target antigen is judged not harmful. The immune system has a memory for antigens so it can mount an activating or inhibitory response more quickly if a previously-seen antigen is encountered again.

The basic actors within the immune system are as follows:

•	Antigen presenting cells (“APCs”) responsible for gathering antigens and presenting them to the immune system.
•	T cells armed to destroy cells the immune system has decided are harmful—including pathogens, cancer cells, and transplanted cells.
•	B cells capable of recognizing foreign antigens and secreting antibodies to facilitate removal of the identified antigens.
•	Regulatory T cells and suppressive myeloid cells which inhibit the immune system from responding, preventing the immune system from attacking healthy cells.

Importantly, the APCs in the immune system gather antigens to determine whether they are harmful or not. If the antigens are judged harmful by the immune system, cytotoxic (effector) cells are activated to eliminate the harmful cells. If the antigens are judged not harmful by the immune system, regulatory cells inhibit the immune system to ensure no normal healthy cells are killed.

Activation and inhibition can be thought of like applying the gas or pressing the brake in an automobile. When viewed through the lens of activation (costimulation) and inhibition, our scientists work to develop therapies seeking to do one of four things:

•	Deliver an activating signal (press on the gas) to get a stronger immune response
•	Block an inhibitory signal (release the brake) to get a stronger immune response
•	Deliver an inhibitory signal (press on the brake) to slow down an existing immune response
•	Block an activating signal (release the gas) to slow down an existing immune response

The above can also be expressed in more precise scientific terminology this way:

•	Agonize a costimulatory receptor to press on the gas
•	Antagonize an inhibitory receptor to release the brake
•	Agonize an inhibitory receptor to press on the brake
•	Antagonize a costimulatory receptor to release the gas

For infectious disease or cancer, patients need a stronger immune response so we seek to develop therapies delivering an activating signal, blocking an inhibitory signal, or both. If a patient has an inflammatory/autoimmune disease or has received a transplant, we seek to develop therapies delivering an inhibitory signal, blocking an activating signal, or both.

IgSF Proteins Defined

The IgSF is the name given to the largest family of adhesion, costimulatory (activating), and inhibitory proteins found on the surface of immunological, neurological, and other human cell types. Structurally predicted to number over 400 proteins, these cell surface and soluble molecules are broadly involved with recognition of antigens, assisting in the formation of the immune synapse, and performing costimulatory, co‑inhibitory, and cytokine receptor signaling functions.

Figure 1 below shows several IgSF protein types ranging from a CD1 protein with a single “V” domain to the IgM protein which has a variety of “V” and “C” domains (referred to in scientific literature as “IgC” and “IgV” domains). This family of proteins underpins our technology because our scientific approach and platform are based upon engineering these IgC and IgV domains for therapeutic benefit.

Figure 1

IgSF proteins like those in Figure 1 have evolved to play a primary role in the immune system of higher order species. This is reflected in the central components of the adaptive immune system—such as antibodies, MHC molecules, T cell receptors (“TCRs”), and B cell receptors—all being composed of IgSF domains. Other critical IgSF components of T cell responses include the TCR co-receptors, CD4 and CD8.

Current therapeutic advances in oncology block “checkpoint inhibitor” IgSF domains such as PD-1 and CTLA-4. The next generation of therapeutics target checkpoint inhibitor IgSF domains such as TIGIT, LAG-3, TIM-3, and BTLA. Critical costimulatory ligands of the B7 family are all IgSF proteins, as are their activating receptors CD28, ICOS, CD226, and

TMIGD2. IgSF domains participate in the most critical aspects of adaptive immunity. Figure 2 below shows a subset of the over 400 identified IgSF proteins and where they are typically found on tumor cells and immune system cells.

Figure 2

Figure 2 illustrates how some IgSFs appear on multiple cell types. For example, CD28 (and its ligand binding partners or “counterstructures”, CD80 and CD86) and ICOS (and its counterstructure ICOSL) show up on CD4 helper T cells, myeloid/myeloid-derived suppressor cells, CD4 TREG regulatory cells, and CD8 T cells. A vIgD targeting ICOS and CD28, to continue the example, could therefore potentially have activity across a number of these cell types.

Previous utilizations of IgSF domains as therapeutic products have been limited by the generally low affinities of native, unmodified IgSFs (also referred to as “wild-type” IgSFs) have for their various counterstructures. We believe our expertise in protein engineering and immunological function enables novel therapeutic mechanisms of action not previously appreciated by the biopharmaceutical industry.

Specifically, our scientists apply directed evolution via our scientific platform to strategically engineer single IgSF domains to potentially bind to multiple IgSF counterstructures. The ability to potentially bind multiple counterstructures with varying affinity has resulted in increased functional activity in our pre-clinical work and potentially represents the discovery of novel biology by using our scientific platform.

While the IgSF family also includes antibodies, and monoclonal antibodies are commonly used as therapeutics by the biotechnology industry, we are interested instead in the native, non-antibody, IgSF proteins secreted or expressed on the surface of human cells. We believe these members of the IgSF family are particularly valuable in terms of therapeutic potential compared to antibodies because IgSF proteins have often evolved to bind multiple counterstructures.

Even though our non-antibody vIgDs possess novel functional activity not associated with antibody reagents, we believe vIgDs will share many of the beneficial biochemical properties making antibodies attractive therapeutic molecules, such as stability, manufacturability, and flexible formatting—while retaining novel vIgD benefits and potentially enabling new opportunities to target human disease.

Immune Synapse Defined

The immune synapse is a temporary, dynamic interaction at the core of the immune system’s response to antigens. When the synapse is created between two cells (like an APC and a T cell, or a tumor cell and a T cell), adhesion molecules hold cell membranes in tight formation to enable sufficient antigen presentation and/or receptor signaling. When this exchange works well, the body is adequately defended against a wide range of pathologies—including cancer and infectious diseases. When the exchange malfunctions, harmful cells are not destroyed or normal/healthy cells are mistakenly attacked.

The immune synapse is very small and often exists for just minutes. While intact, cells forming the synapse exchange a wide variety of information. Environmental cues, ligand/receptor expression ratios, and specific receptor orientations come together in a dynamic fashion to determine whether a T cell is going to respond to a given antigen or recognize it as harmless. Importantly, IgSF proteins are the principal players in the immune synapse—another reason we chose to focus our scientific platform on IgSF proteins.

Some of our research is targeted to these critical moments of T cell activation where vIgD-based therapeutics generated by our proprietary scientific platform can be used to modulate the spatial arrangement and signaling of multiple targets in the immune synapse. Other research projects seek to develop the ability to force synapses to occur, or prevent them from occurring, based upon the desired therapeutic outcome. This flexibility to work within a formed immune synapse, force an immune synapse to occur, or prevent an immune synapse from occurring is an important, novel attribute of our vIgDs.

Inflammatory/Autoimmune Disease

Inflammatory or autoimmune diseases like Type I diabetes, systemic lupus erythematosus (“lupus”), inflammatory myositis (for example, polymyositis and dermatomyositis), Sjögren’s syndrome, and inflammatory bowel disease are a result of the immune system targeting the body’s healthy tissues by mistake. There are more than 80 known types of inflammatory/autoimmune diseases, many of which are severely debilitating and/or life threatening. A related condition is when a transplant patient’s body attacks the newly transplanted organ (graft rejection) or, in the case of stem cell transplants, the newly transplanted cells attack the patient’s body (graft versus host disease). These are all immune system disorders caused by the immune system having too much activation or too little inhibition. For simplicity, we refer to autoimmune and inflammatory diseases as simply “inflammatory diseases” for the remainder of this section, or both.

Our therapeutic goal with inflammatory disease is to press on the brake by delivering an inhibitory signal or release the gas by blocking an activating signal. We believe one novel aspect of our proprietary scientific platform is the potential ability to create a single vIgD-based therapeutic capable of doing both. We do not currently have a therapeutic targeting inflammatory diseases in human clinical trials or on the market. However, based upon evidence from preclinical studies to date, we believe our scientific platform has the potential to produce vIgD‑based therapeutics targeting inflammatory diseases.

Substantial progress has been made over the last decade in developing disease-modifying therapies to slow or stop disease progression in multiple inflammatory indications. Inhibitors of the pro-inflammatory cytokine TNFα, as well as approved drugs like abatacept and belatacept, have led to disease reductions and improvements in quality of life for patients with a variety of inflammatory disorders including rheumatoid arthritis, psoriasis, ulcerative colitis, Crohn’s disease, and others.

Challenges in Inflammatory Disease

We believe there remains a large unmet need for improved efficacy in the treatment of inflammatory diseases. For example, in rheumatoid arthritis, where arguably the greatest advances in treating inflammatory disease have been made, patients frequently cycle through different biologic therapies and a recent meta-analysis found only just over half of patients on anti-TNFα therapies achieved at least a twenty percent improvement in disease activity. 1

The need for novel therapies is particularly acute for patients with chronic diseases such as lupus, for which only one new drug has been approved by the FDA in the last 50 years. Belimumab, a monoclonal antibody inhibiting B-cell activating factor, was approved in 2011 by the FDA despite concerns the therapy resulted only in modest improvement for lupus patients. Belimumab demonstrated a reduction in corticosteroid usage and an acceptable safety profile, but was not approved for use in severe active lupus nephritis or severe active central nervous system lupus.

[1]	Lloyd, et al, Rheumatology (Oxford), v 45 n 112, December 2010, pp 2313-21

Graft versus host disease (“GvHD”), with a mortality rate of 75% or more, is an inflammatory disease which has been particularly challenging for development of new therapies and where there exists a substantial unmet need. Over the last two decades, a multitude of therapies including stem cell transplant, IL-2 antagonists, antithymocyte globulin, anti-CD52, anti-TNF therapies, and others have been studied. While ibrutinib was recently approved for chronic GvHD, there are no approved therapies for the treatment of acute GvHD and a significant number of chronic GvHD patients did not have durable responses to ibrutinib.

How We Are Different

We currently plan to develop therapeutics for inflammatory diseases by focusing on key activating and inhibitory IgSFs driving aberrant immune reactions. For these diseases, we plan on using our proprietary scientific platform to create vIgD-based therapies intended to affect the immune synapse (usually by preventing its formation) and/or interacting directly with those IgSF proteins causing immune system reactions to healthy tissues. We do not currently have a therapeutic targeting inflammatory diseases in human clinical trials or on the market. However, based upon evidence from preclinical studies to date, we believe our scientific platform has the potential to produce therapeutics targeting inflammatory diseases.

Although some signaling between cells occurs between singular ligand and receptor pairs, there are an increasing number of examples where signaling between cells involves multi-protein complexes consisting of three or more proteins recognized in cytokine, adhesion, inhibitory, and other signaling pathways. IgSF domains are exquisitely evolved for such complex interactions. Our next-generation therapies target multi-protein complexes and could potentially facilitate transformative patient care by forcing complexes consisting of the desired protein combinations.

Our scientific platform is flexible enough to be able to take combined approaches like blocking costimulatory proteins ICOS and CD28. When formatted properly, the resulting domain could potentially work in the immune synapse—or potentially prevent an immune synapse from forming—thereby potentially simultaneously decreasing the activating signal and sparing the inhibitory signal, ideally reducing or eliminating symptoms of inflammatory disease.

Oncology

Cancer is broadly defined as normal human cells growing in an uncontrolled fashion and capable of spreading this aberrant activity elsewhere in the body. Cancer can also be seen as a failure of the immune system to recognize transformed, harmful cells. Tumors develop because cancer cells learn to evade the immune system or dampen immune system activity to such a low level the tumor grows despite an otherwise healthy immune system.

Traditional cancer treatments have focused on directly killing tumor cells through the use of toxic chemicals like chemotherapy or other approaches like irradiating cells. The 2010 FDA approval of sipuleucel-T marked a meaningful change in how tumors are treated. Sipuleucel-T represented the FDA’s first approval of an active cancer immunotherapy. It was designed to help a patient’s immune system attack prostate cancer cells. Brought to FDA approval by one of the founders of our company, the approval of sipuleucel-T energized the field to focus more closely on how to make use of the immune system to treat cancer.

The subsequent development of therapies targeting “checkpoint inhibitors” or pathways responsible for inhibiting an immune response has resulted in several recent FDA-approved therapeutics. Targeting checkpoint inhibitors, thereby releasing the brake on the immune system, has provided meaningful efficacy for a subset of cancer patients.

The first drug approved in this therapeutic class was ipilimumab, an antibody interfering with inhibitory signals from an IgSF protein called CTLA-4. In 2014, two antibodies blocking the inhibitory IgSF protein PD-1— pembrolizumab and nivolumab—were approved in multiple indications. Antagonists of the IgSF protein PD-L1 followed (atezolizumab, avelumab, and durvalumab).

In addition to modulators of these IgSF proteins, several other immunotherapies for cancer are either approved or in development including adoptive T cell therapies (CAR-T, TCR and autologous T cells called “TILs”), cancer vaccines, and oncolytic viruses.

As noted in more detail below, we believe there is a significant unmet medical need for cancer patients for whom existing immunotherapies fail to help or who relapse after initial success on these existing immunotherapies.

Challenges in Oncology

While checkpoint inhibitors have meaningfully changed cancer treatment, their benefit is only observed in a minority of patients and response rates vary substantially by tumor type, disease stage, and other factors. For example, observed response rates for PD-1 inhibitors in melanoma and non-small cell lung cancer are among the highest and range from 20%–40%—possibly due to the higher mutational burden frequently found in these tumors. In contrast, response rates of checkpoint inhibitors in ovarian cancers are lower, with clinical data to date demonstrating a 10%–15% response rate. Therapies designed to stimulate the immune system to attack tumors often have their effect diminished by a tumor’s evolved ability to generate redundant inhibitory signals, or dampen costimulatory signals, effectively shutting down productive immune responses before the tumor can be cleared.

One of our goals is to “raise the tail of the survival curve” for cancer patients while potentially minimizing further adverse events. In Figure 3, the arrows represent this concept of “lifting the tail”— achieving a higher percentage of patients with durable relief from their cancer diagnosis.

Adapted from: Cell, v161, n2. April 2015.

Figure 3

While the field of cancer immunotherapy advanced significantly since the approval of sipuleucel-T, no single immunotherapy is capable of creating a durable anti-tumor response in more than a third of cancer patients—and some types of cancer continue to be resistant to any immunological approach. The field has initially tried to address this unmet medical need by combining different checkpoint inhibitors—essentially trying to release the brake twice as hard. Despite several attempts, however, this approach has not resulted in success across a broad variety of cancers.

How We Are Different

Our proprietary scientific platform is potentially capable of engineering wild-type IgSF proteins for therapeutic benefit and with potentially novel attributes and activity. For example, our platform creates novel IgSF mutants we call vIgDs designed to be capable of antagonizing (blocking) an inhibitory receptor while agonizing (delivering) an activating signal, boosting the immune system’s response to cancer cells. We are evaluating whether these vIgD-based therapeutics will work in patients where there might be too much inhibition or too little activation in the tumor micro-environment (abbreviated “TME”), or both.

We believe antagonizing inhibitory signals to release the brakes on the immune system is important, but insufficient for most patients. One way we are different than approved immune-oncology therapeutics is our focus on agonizing activating receptors, pressing on the gas to stimulate the immune system. A potentially unique attribute of our scientific platform is its ability to create single vIgDs capable of both antagonizing inhibitory receptors (release the brake) and agonizing activating receptors (press the gas).

We are also developing molecules intended to force synapses to form, delivering activating signals, blocking inhibitory signals, or both. We intend to evaluate whether these types of therapies could potentially work in situations where there might be insufficient T cells in the TME.

Our early research suggests working with vIgDs engineered through our scientific platform potentially create a more powerful immune system response compared to unmodified, wild-type IgSF proteins. We do not currently have a therapeutic targeting cancer in human clinical trials or on the market. However, based upon evidence from our preclinical studies to date, we believe our scientific platform has the potential to produce vIgD-based therapeutics targeting cancer.

Our Scientific Platform

Our proprietary scientific platform is potentially capable of engineering native IgSF proteins for use as therapeutics. For example, vIgDs can be engineered with improved binding to single or multiple protein partners or counterstructures. A core potential advantage of our scientific platform is creating vIgDs with the ability to potentially strengthen binding to one counterstructure while losing or diminishing binding to another—potentially increasing selectivity for novel therapeutic outcomes. These protein engineering efforts may also potentially uncover binding to previously under-appreciated counterstructures with the potential to positively impact therapeutic efficacy.

Directed Evolution

We recognize how evolution resulted in a finely-tuned and delicately-balanced human immune system in general, and the important role of complex IgSF protein interactions in particular. Our aim is to leverage our scientists’ expertise in protein engineering and understanding of the immune system. Our scientific platform seeks to engineer or evolve natural, wild-type IgSFs in a manner conferring a therapeutic benefit when administered to patients.

Our scientists utilize yeast display protein library strategies to identify variants of wild-type IgSFs with desired binding characteristics. The power of yeast library approaches derives from the fact libraries can contain up to 109 protein variants with either random or rationally targeted amino acid mutations at any desired frequency per variant. At this level of protein diversity, it is usually possible to find at least a small fraction of variants with desired binding profiles. Thus, this technology can potentially provide us with protein variants of interest we can later optimize to potentially achieve the desired biology. We call this process “directed evolution” and its purpose is to alter the domains on wild-type IgSF proteins to achieve a desired therapeutic goal. This process is our proprietary scientific platform and we call the altered domains produced by our scientific platforms “vIgDs”.

We believe the key advantages to our approach are:

•	potential broad applicability since many critical immuno-regulatory proteins are composed of IgSF members;
•	potentially rapid and precise selection of desired binding properties; and
•	potential early elimination of unstable proteins because the yeast display platform biases recovery of affinity-modified proteins towards a well-folded, non-aggregated, and stable subset of proteins;

Figure 4 shows the work flow process of directed evolution in our scientific platform. We start with a wild-type IgSF protein and then enter a cycle of library generation and yeast display. Flow cytometry or other methods are used to sort for yeast clones displaying variants with desired binding characteristics. Biologic and biophysical assays of purified proteins assess biological function and manufacturing characteristics. The end product is an optimized vIgD. Additional cycles can be carried out by building next generation libraries from the output of prior libraries to result in further optimization.

Figure 4

A key skill in our directed evolution approach is our ability to construct productive libraries. When the structure of the wild-type IgSF protein is available, potential predictions can be made regarding the optimal amino acid alterations necessary to obtain the desired binding profile. We use these predictions to create a “rationally designed” library featuring mutations introduced in specific regions of the target IgSF protein. When such information is not available, mutations can be randomly introduced into the target protein at any desired average number of mutations per variant creating a “random” library. When our scientists apply these library designs, either approach can yield useful candidate proteins.

Our scientific platform is generally able to improve upon native IgSF activity regardless of whether natural binding affinity is weak or strong. When starting affinity is very weak, techniques employed by our scientists have accomplished several thousand-fold increases in binding affinity with sometimes as few as two library generation cycles. Even when starting affinity is very high, our scientific platform can still improve binding affinities. The same general strategies can be used when the desired therapeutic profile requires reduced affinity compared to the wild-type IgSF.

Our scientists rely on results from various in vitro analyses using human immune cells to guide outputs from our scientific platform. Upon the completion of one generation of the directed evolution process described above, the identified proteins are reformatted from display on yeast to soluble Fc fusion proteins produced in mammalian cells, and then tested in vitro with human immune cells. Candidates for further discovery research are identified by their desired immune system activity compared to the activity of the wild-type IgSF protein or other reference molecules. Those engineered vIgDs most strongly outperforming wild-type IgSFs and/or reference molecules may then be potentially used as the basis for second- or even third-generation directed evolution cycles.

Discovering New Biology

We believe the advantages of our scientific platform allow us to identify new biology. Our lead program is an example of this where a single ICOSL domain, normally only binding ICOS with any physiological relevance, is engineered into a vIgD able to bind both ICOS and CD28. We have replicated this type of novel biology in other programs directed to disclosed and undisclosed targets.

In preclinical animal models, we often find our engineered vIgDs can outperform the relevant wild-type IgSF protein and/or other reference molecules when the vIgD differs from the wild-type IgSF by as few as one to three mutations. Based on in silico analyses and analogous FDA-approved therapies, we do not believe vIgDs are unusually susceptible to immunogenic effects causing adverse events or loss of drug activity.

Highly Productive

Our scientific platform is highly productive. A single library run through the directed evolution process can potentially create vIgDs useful in both oncology and inflammatory/autoimmune conditions. While this potential advantage is not universal for every IgSF target, our experience is most of our successful discovery campaigns result in vIgDs applicable to a broad variety of therapeutic protein designs and indications. We believe this is a novel attribute given most other platforms require each molecule to be painstakingly purpose-built for each intended therapeutic area.

Potential vIgD Formats

We believe our vIgDs are highly flexible. In many cases, a single affinity-maturation campaign can result in potential multiple domains suitable for use in the formats such as those appearing in Figure 5.

Figure 5

Which format is chosen depends upon the therapeutic application of the vIgD, the desired product profile, and/or the needs of our current and future partners. Figure 5 is not a complete listing as some formats in our discovery program remain undisclosed.

vIgD-Fc

The vIgD-Fc fusion protein is the simplest format. Our lead autoimmune/inflammation program, ALPN-101, and lead oncology program, ALPN‑202, are both examples of vIgD-Fc formats.

The IgV(s), IgC(s), or both of an engineered vIgD protein are fused to an Fc backbone. Combining vIgDs with antibody Fc domains to make Fc fusion proteins potentially allows better expression, facilitates purification, and improves pharmacokinetic (dosing) properties. Fc fusion proteins are a standard format in the industry, with examples such as etanercept, abatacept, and belatacept. In most of our early programs, the Fc backbone is effectorless. In certain situations, the Fc backbone can be designed to have effector function, potentially capable of depleting problematic cell populations. A vIgD-Fc could potentially be administered intravenously, subcutaneously, topically, or other methods

Multifunction vIgD-based Molecule

Multiple vIgDs can be combined or “stacked” together with or without an Fc backbone to create a multifunctional, vIgD-based molecule. With the potential to make use of novel biology discovered using our scientific platform, an Fc fusion with just two domains can potentially affect three, four, or more IgSF targets.

Unlike most other approaches trying to target multiple checkpoints or costimulatory molecules, or both, our vIgD-based therapeutics are not traditional antibody constructs or large and unwieldy scaffolds. In general, all of our vIgD-based therapeutics utilize domains appearing very much like the native IgSF proteins.

V-mAb

Figure 6

Our V-mAb technology potentially allows targeting a vIgD into the tumor microenvironment with a monoclonal antibody. A “V-mAb” is a vIgD joined with a monoclonal antibody recognizing a validated target (as depicted in Figure 6). Our V-mAbs use the targeting antibody to localize the vIgD to the TME or target tissue to potentially deliver specific, locally-active immuno-modulation.

Tumors thrive in environments of immune suppression. Immune cells have often been recruited to the TME, but are not responding correctly. In many cases, the T cells are recognizing antigen in the form of MHC peptide, but this signal is not supported by required costimulatory activity. In these cases, T cells could benefit from tumor or APC expression of costimulatory ligands such as CD80, CD86, or ICOSL. This strategy will potentially invigorate tumor immune responses in a tumor-specific context, which could potentially be safer than activating T cells with systemic costimulatory agonists.

From a manufacturing standpoint, V-mAbs may potentially have advantages compared to antibody-drug conjugates or ADCs. ADCs typically join a targeting monoclonal antibody with a cytotoxic drug. Our V-mAbs are potentially different from the complex four-step manufacturing process (mAb, linker, drug, and conjugation) necessary for ADCs and do not contain toxic chemicals potentially harmful to bystander cells.

TIP Program

Figure 7

Engineered Cellular Therapies (“ECTs”) in the form of CAR-T cells, engineered TCR human T cells, and engineered TILs have captured the attention of the scientific community and patients. The first CAR-T products were approved by the FDA in 2017, ushering in a new era of cancer immunotherapy.

Our TIP program (depicted in Figure 7) was created to potentially improve ECTs. The cytotoxicity, cytokine production, and survival of ECTs can potentially benefit from costimulatory signaling. We created vIgD-based extracellular domains engineered to potentially bind multiple powerful activating receptors on the surface of the T cell, which we call “TIPs”. By expressing costimulatory TIPs on CAR-Ts or TCR-engineered T cells, a TIP-enabled product could potentially increase the activity of infused CAR-T/ TCR cells and endogenous T cells present in the tumor environment—potentially causing enhanced and/or more persistent responses to tumors via enhanced costimulatory (activating) signaling.

In October of 2015, Kite and Alpine entered into a research and license agreement pursuant to which we granted Kite an exclusive license to two of our TIP programs, which Kite plans to further engineer into CAR and TCR product candidates. This agreement was extended in October 2017.

SIP Program

Our scientific platform is not restricted to transmembrane proteins expressed on the surface of engineered cell therapies in the TIP format. Infused CAR-T or modified TCR T cells—or even oncolytic viruses—can also be potentially modified to express vIgD-based SIPs.

Potential applications include secretion of SIPs into the extracellular space to antagonize inhibitory receptor activity, which often restricts T cell responses in the tumor environment. Cellular therapies can be engineered to express therapeutic molecules in the tumor environment, such as secreted cytokines or modulators of both inhibitory and activating receptors. The potential result could be ECTs or oncolytic viruses capable of carrying their own localized signals to modify the immune synapse with no need for combination use with expensive checkpoint monoclonal antibodies.

We believe SIPs are a promising approach to antagonize inhibitory receptors because of a SIP’s small size as well as the demonstrated ability of T cells to express SIPs compared to monoclonal antibodies or antibody fragments.

Collaboration with Kite Pharma, a Gilead Company

In October 2015, we entered into an exclusive, worldwide license and research agreement with Kite to research, develop, and commercialize autologous ECTs incorporating two programs from our TIP technology. The research term of this agreement was extended in October 2017.

Overview

Under the terms of the license and research agreement with Kite, we will conduct initial research to deliver two program TIPs with certain pre-defined characteristics. Kite will then conduct further research on the program TIPs with the goal of demonstrating proof-of-concept. If successful, Kite would further engineer the program TIPs into certain CAR-T and TCR product candidates to potentially enhance anti-tumor response.

Pursuant to the terms of the license and research agreement, we are responsible for conducting a research plan to deliver TIPs to two specified IgSF targets. Kite is responsible for integrating the TIPs into their ECT constructs. Kite is also responsible for performing in vitro and in vivo studies of resulting TIP/ECT therapeutics, manufacturing, and clinical trials.

Financial Terms

Under the terms of the agreement, Kite paid us a $5.0 million upfront payment plus $0.5 million in additional payments to support our research. These amounts became non-refundable upon completion of a milestone in March 2016. We are eligible to receive an additional $0.5 million research support payment payable by Kite in two tranches.  In addition, we remain eligible to receive up to $530.0 million in total milestone payments based upon the successful completion of pre-specified research, clinical and regulatory milestones relating to both program TIPs. At Kite’s option, a portion of the milestone payments may be paid in shares of Kite’s common stock. We will also be eligible to receive a low, single-digit percentage royalty for sales on a licensed-product-by-licensed-product and country-by-country basis, until the later of (1) the date on which the licensed product is no longer covered by certain intellectual property rights, and (2) the expiration of a defined term beginning on the first commercial sale of the licensed product. We also granted to Kite an exclusive right of first negotiation to negotiate an exclusive, worldwide, sublicensable, royalty-bearing license, to practice and exploit any pharmaceutical or biologic product containing certain allogeneic T cells developed for use as a therapy for cancer, which we refer to as the Allogeneic Products. In addition, Kite has a one-time right of first refusal prior to our accepting any offer to license such Allogeneic Products on terms substantially similar to terms offered by Kite.

Kite may terminate the agreement with prior written notice after expiration of the research term. Either party may also terminate the agreement upon certain insolvency events of the other party, or with written notice upon material breach by the other party, if such breach has not been cured within a defined period of receiving such notice. We may terminate the agreement with prior written notice if Kite or Kite’s affiliates or sublicensees challenge the validity, enforceability or scope of any Alpine licensed patents.

Exclusivity

Kite has worldwide exclusive use of TIPs engineered to target two IgSF proteins chosen by Kite. The license exclusivity is limited to these targets used as ECTs. We retain the right to develop or outlicense these two target families outside of ECTs as well as the right to develop or license any other IgSF targets for use in ECTs.

Intellectual Property Related to Kite Transaction

Each party will each solely own any inventions, and patents claiming those inventions, generated and invented solely by such party, respectively, subject to the exclusive licenses granted by us to Kite. Each party will jointly own any inventions, and patents claiming those inventions, generated or invented by both parties pursuant to the activities conducted under the license and research agreement, subject to the exclusive licenses granted by us to Kite.

Our Strategy

Our goal is to create modern therapies targeting the immune synapse, using our directed- evolution based scientific platform to treat patients with serious conditions such as cancer and inflammatory/autoimmune diseases. To achieve our goals, we intend to:

Aggressively move our lead inflammation/autoimmune program ALPN-101 to clinical trials for the treatment of autoimmune/inflammatory diseases.

ALPN-101 is an ICOS/CD28 dual antagonist vIgD fused to an effectorless Fc backbone. ALPN‑101 is based on the discovery, using our scientific platform, of a single vIgD with increased binding affinity for both ICOS and CD28. Molecules in the ALPN-101 program have demonstrated activity in vitro and in vivo in multiple models of disease. IND-enabling nonclinical and manufacturing efforts have started and we intend to apply for authorization in the fourth quarter of 2018 to begin clinical trials. We currently plan to study ALPN-101 initially in healthy volunteers. We may subsequently study ALPN-101 in patients with diseases such as GvHD, systemic lupus erythematosus, Sjögren’s syndrome, inflammatory myositis (e.g., polymyositis, dermatomyositis), and/or arthritis.

Aggressively move our lead oncology program ALPN-202 to clinical trials.

Molecules in the ALPN-202 program are designed to antagonize PD-L1 and CTLA-4, while also providing tumor-localized CD28 agonism. Molecules in the ALPN-202 program are thus potentially capable of blocking inhibitory signals from PD-L1 and CTLA-4 while providing CD28 costimulation. This is accomplished with a single vIgD fused to an effectorless Fc backbone. The ALPN-202 program is based on the discovery, using directed evolution and our scientific platform, of a single domain capable of interacting with PD-L1, CD28, and CTLA-4. Molecules in the ALPN-202 program have demonstrated in vivo activity in a mouse model of PD-L1 positive tumors. We intend to file an IND in 2019 to begin clinical trials.

Maximize the value of our pipeline and platform via partnering activities.

We believe our scientific platform is highly productive, with affinity maturation campaigns often resulting in hundreds of potential hits producing dozens of vIgDs with potentially desirable biologic activity. Our discovery efforts to date have resulted in vIgDs with potential uses in cancer, autoimmune/inflammatory, and infectious disease. We believe this provides significant opportunity for partnering discussions. Our first such collaboration, with Kite Pharma, involved two targets for use in ECTs and provided us $5.5 million in cash plus $530.0 million in potential developmental, clinical, and regulatory milestone payments. While difficult to predict the timing of such partnerships or whether we will be successful in our efforts to enter into further collaborations, we are continually in discussions with multiple potential partners ranging from small biotechnology firms to large pharmaceutical companies.

Product Pipeline

Figure 8

Lead inflammation/autoimmune program: ALPN-101, a Dual ICOS/CD28 vIgD-Fc Antagonist

Our lead autoimmune/inflammation program is comprised of a novel single domain vIgD binding both ICOS and CD28 at higher affinity than wild-type molecules. This vIgD is fused to an effectorless Fc backbone and is intended for the potential treatment of certain inflammatory and autoimmune conditions.

Inducible T cell Costimulator (“ICOS”) is part of the CD28 costimulatory family of molecules, including PD-1, CD28, and CTLA-4. ICOS is related to CD28, but, in contrast, is poorly expressed in naïve T cells, and rapidly induced upon activation.2 It appears to be a dominant costimulatory pathway in at least some effector or pathogenic T cells, particularly in the absence of CD28.3 Elevated levels of ICOS‑expressing T cells have been described in an increasing number of inflammatory diseases, correlating with disease activity.4,5 Inhibition of ICOS is effective in several preclinical inflammatory disease models. The ICOS pathway may therefore represent a major costimulatory pathway, nonredundant with CD28 and highly relevant to inflammatory diseases.

Cluster of Differentiation 28 (“CD28”) is the dominant costimulatory pathway in naïve, antigen-inexperienced T cells, and required for their activation.6 However, optimal activation of activated and/or effector T cells often occurs independently of CD28.7 CD28 expression becomes progressively reduced during activation in at least some T cell populations, and CD28-negative T cells have been observed in a growing number of autoimmune diseases, often correlated with disease activity.8 Therapeutic agents directed against the CD28 pathway alone, such as abatacept, have proven only partially effective or ineffective in some inflammatory diseases,9 and/or only induce only partial disease improvement in their approved indications.10 Therefore, an additional, non-CD28, costimulatory pathway(s) likely participates in activated, effector T cells, and may be particularly relevant to inflammatory disease pathogenesis. The known ligands for CD28 are CD80 and CD86. CD28 functions akin to a rheostat—the more CD28 signaling occurs, the faster and stronger the subsequent immune response.

Few studies have examined the effect of therapeutic blockade of ICOS in humans, but early clinical trial findings with the anti-ICOSL mAb AMG-55711 suggest inhibition of the ICOS pathway alone may also be insufficient to achieve complete efficacy in many inflammatory conditions.

ALPN-101 is designed to inhibit both the CD28 and ICOS pathways to potentially dampen an overactive immune response. Since it addresses potential deficiencies of single pathway blockade, we hypothesize it to be capable of delivering deeper clinical responses by blockading two key T cell costimulatory pathways with a single therapeutic. Using our scientific platform, we have potentially created a powerful dual ICOS/CD28antagonist with significantly increased binding affinity for both ICOS and CD28 and capable of modulating both targets with a single domain.

[2]	Wikenheiser & Stumhofer, Frontiers in Immunology, v7 n304. August 2016
[3]	e.g. Wang et al. Journal of Immunology, v172 n10. May 2004, pp 5917-5923
[4]	e.g. Choi, et al. Arthritis and Rheumatology, v67 n4. March 2015 pp 988-999
[5]	e.g. Fonseca, et al. Arthritis and Rheumatology. (In press 10.1002/art.40424)
[6]	McKnight, et al. Journal of Immunology, v152 n11. June 1994, pp 5220-5225
[7]	Schweitzer & Sharpe, Journal of Immunology, v161 n6. September 1998, pp 2762-2771
[8]	Maly & Schirmer, Journal of Immunology Research, n348746. March 2015
[9]	e.g. Furie, et al, Arthritis & Rheumatology, v66 n2. January 2014, pp 379-389
[10]	e.g. Maxwell & Singh, Cochrane Database of Systematic Reviews, v2009 n4. October 2009
[11]	Cheng, et al. Annals of the Rheumatic Diseases, v76 n2. 2017 p. 151

Figure 9 is a graphical representation of ALPN-101 and the theorized mechanism of action in humans.

Figure 9

The left side of Figure 9 represents how the interaction typically works to activate T cells when they connect with antigen-presenting cells (“APCs”). CD80/CD86 binds to CD28, and ICOSL binds to ICOS. The resulting costimulatory signal boosts T cell activity (press on the gas). In the case of autoimmune disease and inflammation, this is unwanted activity.

The center of Figure 9 depicts two single ICOSL vIgDs engineered with our scientific platform, each capable of binding CD28 and ICOS. These ICOSL vIgDs are fused to an effectorless Fc.

The right side of Figure 9 shows the goal of ALPN-101—specifically, to block the ability of CD80/CD86 and ICOSL to bind their respective receptors. Put more simply, ALPN-101 seeks to block activating signals (release the gas pedal). When these powerful CD28 and ICOS costimulatory signals are blocked, we believe unwanted immune system activity may be reduced to potentially help patients with inflammatory conditions. The versatility of this therapeutic will potentially allow us to affect a number of different autoimmune/inflammatory diseases and different sets of refractory patient populations.

Notably, ALPN-101 is not a bispecific antibody construct. A traditional bispecific would be constructed of one domain binding ICOS and one domain binding CD28. Instead, ALPN-101 makes use of a novel single domain engineered by our scientists using our proprietary scientific platform.

We have performed a number of pre-clinical experiments demonstrating molecules in the ALPN‑101 program are active in both in vitro (lab bench) and in vivo (animal) models.

Novel Biology

The dual ICOS/CD28 antagonist vIgD at the core of the ALPN-101 program represents potentially novel biology. The mixed-lymphocyte reaction (“MLR”) assay used in this test is an in vitro assay using real human immune system cells. The MLR assay helps gauge the relative immune activity of our early discovery candidates. The data in Figure 10 below show

ALPN-101 is a much better inhibitor of T cell activity, as measured by interferon gamma (IFN-γ) than either belatacept or abatacept, two drugs approved for autoimmune/inflammatory indications.

Figure 10

Superior Activity in Human Xenograft GvHD Model

Molecules in the ALPN-101 program were studied in an in vivo mouse model of Graft versus Host Disease (“GvHD”), a damaging and even potentially fatal inflammatory disease most often brought about during stem cell and/or bone marrow transplant treatments for cancer or other serious diseases. The results represented in Figure 11 show an ALPN-101 program molecule had superior survival (right panel) and a better Disease Activity Index (left panel). Belatacept, an FDA-approved drug for prevention of renal allograft rejection (a type of inflammation-related rejection process analogous to GvHD) is used as a comparison.

Figure 11

Arthritis Model

Figure 12 shows data from an in vivo collagen-induced arthritis model. This model is designed to test a drug’s ability to reduce the kinds of inflammatory signals associated with rheumatoid arthritis and other types of inflammatory arthritis conditions. In this experiment, an early molecule in the ALPN-101 program was superior in suppressing arthritic inflammation to abatacept, a drug approved by the FDA to treat rheumatoid and psoriatic arthritis.

Figure 12

Summary of ALPN-101 Program Preclinical Data

Our scientists have demonstrated in preclinical studies molecules in the ALPN-101 program:

•	potently inhibit T cell activity;
•

improve the disease activity index and extend survival in an in vivo animal GvHD model with comparable activity to belatacept, an FDA-approved drug for immunosuppression in renal transplantation with data in GvHD; and

•	reduce disease severity and delays onset time relative to control in a pilot in vivo arthritis model with activity superior to abatacept, an FDA-approved drug for rheumatoid and psoriatic arthritis.

ALPN-101 Clinical Plans

Our goal is to file for regulatory authorization for our first ALPN-101 clinical trial in the fourth quarter of 2018. While subject to change, we expect that the initial clinical study will involve cohorts of healthy volunteers who will receive single or multiple ascending doses of ALPN-101 to ascertain its safety, pharmacokinetics, and pharmacodynamics (the biological effects of ALPN-101, as measured in the blood and/or other tissues)

ALPN-202 Program in Oncology

The ALPN-202 program is our lead program for immuno-oncology. Our scientists used wild‑type CD80 as the basis for a directed evolution campaign using our proprietary scientific platform. They were able to create a number of interesting vIgDs, including a series capable of blocking PD-1 inhibition and delivering costimulation via CD28. Some vIgDs from this campaign also have significant binding to CTLA-4, another inhibitory checkpoint IgSF.

Programmed cell death protein ligand 1 (“PD-L1”) and its counterstructure, PD-1, are responsible for suppressing immune system responses. Cytotoxic T-lymphocyte Associated protein 4 (“CTLA-4”) also suppresses immune system responses. Both are IgSFs commonly referred to as checkpoint proteins since they act as inhibitory checks against immune system activation, pressing the brakes on an immune reaction. As noted above, CD28 provides a costimulatory signal necessary for T cell activation and survival. It is believed to be the most potent T cell costimulatory receptor of the immune system.

It has long been recognized CD28 is required for T cell activation and CD28 is the most important of the costimulatory molecules.12 The tumor microenvironment often features exhausted T cells suppressed via PD-1/PD-L1 engagement as seen on the left of Figure 13 below. The development of anti PD-1/L1 mAbs have helped relieve one aspect of the exhausted phenotype, but less than 30% of patients typically respond – likely attributable to the minority of patients who do have sufficient CD28 costimulation as depicted in the center panel of Figure 13. More recent research has, in fact, shown CD28 costimulation is required for anti PD-1/L1 efficacy, absent which tumors do not respond due to inadequate costimulation as seen in the third panel of Figure 13.13 Therefore, there may be a need for a therapeutic providing both checkpoint antagonism and CD28 costimulation.

Figure 13

The goal of the ALPN-202 program is to create a therapeutic capable of blocking checkpoint inhibitor activity to take the brakes off the immune system while providing for CD28 costimulation to step on the gas and increase immune system response. Among the potential therapeutic molecules in the ALPN-202 program are those we believe have three modes of activity:

•	antagonize PD-L1 to inhibit immune responses;
•	agonize CD28 to increase immune response, but only in the presence of PD‑L1—a potential mechanism of action we call PD-L1 “dependent” activity; and
•	antagonize CTLA-4 to decrease CTLA-4’s ability to inhibit immune response.

We believe we have one or more therapeutic candidates in the ALPN-202 program capable of this triple-action mechanism. This has been accomplished with a single vIgD fused to an effectorless Fc backbone. The fact we have engineered a single vIgD to accomplish this, instead of relying on multiple IgSF domains fused together, represents a potentially important scientific advance and emphasizes the potential power of our scientific platform to create novel therapeutics. We are studying molecules in the ALPN-202 program using in vivo models to better understand their activity against tumors.

We will present additional data on the ALPN-202 program at scientific conferences over the coming year.

[12]	Krummel & Allison, Journal of Experimental Medicine, v182 n2. August 1995, pp 459-65
[13]	Kamphorst et al, Science, v355 n6332. March 2017, pp 1423-1427

ALPN-202 Program Clinical Plans

Our goal is to file for regulatory approval for our first ALPN-202 clinical trials in 2019. We have not yet determined which cancer indication or indications we will investigate first.

Active Discovery Programs

We have a number of active discovery programs under way. In addition to active target research programs listed in Figure 14 below, we are working on a number of undisclosed IgSF targets using our proprietary scientific platform.

Figure 14

In addition to ongoing target discovery work, we are pursuing preclinical development work on a number of undisclosed therapeutic programs plus the following three discovery-stage programs.

Inhibitory Receptor Agonist (IRA) Program

A subset of IgSFs includes immune inhibitory or “checkpoint” receptors, such as PD-1, CTLA-4, TIGIT, LAG-3, and BTLA. These checkpoint receptors reduce inflammation in several proposed ways, such as competing with activating ligands and/or initiating negative signaling within cells—essentially putting the brakes on the immune system. They are thought to play critical roles in inflammation since genetic flaws affecting their activity have been associated with many autoimmune and inflammatory conditions. Additionally, therapeutic interventions reducing or eliminating their activity result in autoimmunity and/or inflammation in preclinical models.

Agonizing one or more of these checkpoint receptors, therefore, may be particularly effective in the treatment of multiple autoimmune/inflammatory disorders. True inhibitory receptor agonists, however, appear to have been generally difficult to generate reliably in drug-like formats.

Traditional approaches to make inhibitory receptor agonists have included monoclonal antibodies mAb14 or ligand-Fc fusion biologics15, but to date, no such agonists have been approved for clinical use.

[14]	Dixon, et. al. Journal of Immunology v200 n6, March 2018. In Press
[15]	Carter, et al. European Journal of Immunology v32 n3 February 2002, pp 634-643

Our proprietary scientific platform may provide a particularly unique and advantageous means to achieve inhibitory receptor agonism, since it is based upon potently functional IgSF domains highly similar to naturally evolved checkpoint ligands. This potentially allows greater physiologic accessibility to the immune synapse and the ability to modulate specific interactions therein. We are investigating the ability of appropriately engineered vIgD inhibitory receptor agonists to target specifically pathogenic inflammatory cells, creating potent yet directed immunosuppressants.

Trastuzumab/ICOSL V-mAb Program

As noted above, one potential advantage of vIgDs is they can be formatted in a number of different ways. To demonstrate the ability of vIgDs to be integrated into monoclonal antibodies—what we call V-mAbs—we advanced a development program to fuse a costimulatory ICOSL vIgD targeting ICOS and CD28 with trastuzumab, a monoclonal antibody targeting HER2-neu, which is FDA-approved for treating HER2-positive breast and gastric cancers.

Figure 15 below shows a number of alternate ways to attach vIgDs to trastuzumab. While not all of the formats were equally easy to manufacture, all variations shown were producible in sufficient quantities for in vitro testing.

Figure 15

In preclinical in vitro investigations, certain of the trastuzumab/ICOSL V-mAbs were able to retain binding to trastuzumab as well as their original binding to ICOS and CD28. Additionally, molecules in the trastuzumab/ICOSL V-mAb program were able to stimulate human T cells in a manner thought to be important for anti-tumor immunity, in the presence of HER2-positive tumor cells.

The goal of the V-mAb program is to use vIgDs to provide tumor-localized costimulation and/or tumor-localized checkpoint antagonism by using the targeting capability of monoclonal antibodies.

Tumor-Localized vIgD Program

As noted above, multiple vIgDs can be fused together on an Fc backbone. There are some IgSF members more likely to be present on the surface of tumors than anywhere else. We undertook a development program on one such IgSF, using it to localize an ICOS/CD28 dual costimulatory signal to tumor cells. Figure 16 is a schematic for how localization could work.

Figure 16

This approach was tested using a pilot in vivo mouse model. The CT26 murine colon tumor model was transfected with the target IgSF and implanted in mice. The vIgD-Fc created to target this IgSF was then given to the mice. Figure 17 below is a comparison of anti-tumor activity for the set of mice with the largest tumors prior to dosing. When used in combination with an anti PD-1 monoclonal antibody, complete tumor control was shown. These data are from a preliminary proof-of-concept molecule which, unlike molecules in the ALPN-202 program, work better in combination with anti PD-1 monoclonal antibodies.

Figure 17

Manufacturing

We have established in-house recombinant protein generation capabilities for producing sufficient protein material to enable our scientific platform process, validate new scientific discoveries, and enable our discovery in vivo programs as currently contemplated. Having protein production capabilities in-house allows more rapid progression from yeast libraries to in vivo study results.

To date, generating our most promising leads—including our lead program ALPN-101 – has been accomplished through standard protein production and purification methods. As noted above, we believe one advantage of our scientific platform is selection outputs are generally manufacturable. Because the directed evolution process itself requires some level of protein production, second and third generation maturation campaigns usually select for proteins readily expressed with favorable biochemical properties. We produce our vIgDs and vIgD-Fc constructs in mammalian cell lines using both HEK293 and CHO cell expression systems in our in-house protein production processes.

We have not yet manufactured any of our proteins at commercial scale. Abatacept is a wild-type IgSF protein commercially approved for multiple indications with no publicly-reported manufacturing difficulties. Belatacept is an IgSF protein with two mutations, likewise approved in multiple countries. We believe these two examples are potentially similar (in manufacturing terms) to our vIgD-based products.

We have chosen a U.S.-based contract drug substance manufacturer for our initial clinical trial supplies of ALPN-101. We believe this contract manufacturer’s particular expertise is in protein analytics and production, and it has the capability to meet rapid timelines encompassing the development of production cell-lines to manufacturing of clinical trial quantities of the biopharmaceutical product.

Competition

We participate in the highly competitive sector of biotechnology and pharmaceuticals and in the subsector of immune modulation. This subsector has undergone tremendous technological advancement over the last decade due to advancements in understanding the role of the immune system across multiple therapeutic areas, including oncology and autoimmune/inflammatory disease. While we believe our novel technology platform, discovery programs, knowledge, experience, and scientific resources offer competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, public and private research institutions, and others.

Any products we successfully develop and commercialize will face competition from currently approved therapies and new therapies potentially available in the future.

The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of the companies we compete against may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Specifically, our competitors include companies developing therapies with the same target(s) as ALPN-101 and ALPN-202 as well as companies building novel platforms to generate multi-specific antibody or non-antibody-based targeting proteins.

ICOSL/CD28 Competitors

The competitors listed below have programs targeting either ICOS or CD28 (or one of their counterstructures). To our knowledge, there are currently no competitors with a single molecule targeting ICOS and CD28 simultaneously.

•	an anti-ICOSL/B7RP-1 monoclonal antibody being developed by Amgen, Inc. (may be referred to as AMG557 or MEDI5872);
•	an anti-ICOS monoclonal antibody being developed by MedImmune, Inc. (MEDI570);
•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA and Johnson & Johnson Inc. (FR104);
•	a CTLA-4 selective for CD86 fusion protein being developed by Astellas Pharma Inc. (ASP 2408/09);
•	a CD28 superagonist monoclonal antibody being developed by TheraMab LLC (TAB08); and
•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc (AMG/570/MEDI0700).

ALPN-202 program competitors

There are hundreds of clinical trials for immuno-oncology products used as a single agent or in combination. One of the potentially novel attributes of the ALPN-202 program is how it targets multiple IgSFs with a single molecule and how it combines inhibitory receptor antagonism with activating costimulation.

Other attempt to target multiple targets for immune-oncology are listed below. To our knowledge, there are currently no competitors with a single molecule targeting PD-L1, CD28, and CTLA-4.

•	a wild-type CD80 Fc being developed by Five Prime Therapeutics, Inc. (FPT155);
•	another wild-type CD80 molecule studied by University of Maryland Baltimore County;
•	bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, and XmAb23104 targeting PD-1 and ICOS;
•	bispecific constructs called “DARTs” being developed by Macrogenics Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;
•	bispecific monoclonal antibodies being developed by Tesoro, Inc., including targeting PD-1 and TIM3 or PD-1 and LAG-3;
•	small molecule antagonists being developed by Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;

•	FS118, a bispecific monoclonal antibody targeting PD-1 and LAG-3 being developed by F-star Biotechnology, Ltd.; and
•	various combinations of separate anti PD-1/L1 and anti-CTLA-4 monoclonal antibodies.

Novel Platform Competitors

Platforms potentially competitive with our proprietary scientific platform include:

•	Nanobody® (Ablynx NV), being purchased by Sanofi Pharma, Inc. : Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);
•

DART® (Macrogenics Inc): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule; Anticalin® (Pieris Pharmaceuticals Inc): Engineered proteins derived from natural lipocalins found in blood plasma; Targeted Immunomodulation™ (Compass Therapeutics LLC): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics Inc: Trispecific antigen-binding proteins;
•	various bispecific antibody platforms (e.g., Amgen Inc (BiTE®—approved), Roche AG (RG7828), Zymeworks Inc (Azymetric™), Xencor Inc (XmAb Bispecific), Compass Therapeutics (StitchMabsTM));
•	Five Prime Therapeutics®: Proprietary protein library and rapid protein production and testing platform;
•	Regeneron®: VEGF Trap and VelociSuite® antibody technology platforms; and
•	Shattuck Labs®: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets.

Intellectual Property

Our scientific platform and substantially all our intellectual property has been developed internally. As of December 31, 2017, our patent portfolio consists of over 13 pending patent applications. Our initial patent application is directed to our scientific platform itself. Our second patent application is directed to the TIP program. We filed subsequent patent applications directed to our SIP program as well as to various target domains under development. To date, some of these applications have published but none have yet matured into granted patents. Each of these patent applications is solely owned by us. As we continue the development of our scientific platform and target vIgDs, we intend to continue pursuing intellectual property protection for these technologies.

We have in-licensed some intellectual property and trade secret materials on a non-exclusive basis. To date, such non-exclusive in-licenses are solely related to commercially-available cell lines involved in the manufacture of our vIgD programs. To date, no other intellectual property related to our scientific platform has been in-licensed.  We have out-licensed two programs under our TIP technology to Kite Pharma Inc. (a Gilead Company) on an exclusive basis. No other out-licenses have been made.

Although we do not believe our technology infringes any intellectual property rights owned by third parties, we are aware of one or more patents and patent applications that may relate to our technology. Third parties may assert claims against us alleging infringement of their intellectual property rights regardless of whether their allegations have merit. Allegations of infringement could harm our reputation, may result in the expenditure of significant resources to defend and resolve such allegations, and could require us to pay monetary damages if we are found to have infringed any third party intellectual property rights.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements on the clinical development, manufacture, marketing, and distribution of therapeutic candidates. These agencies and other federal, state, and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, and export and import of therapeutic candidates and products.

In the U.S., the FDA regulates drugs, medical devices, and biologic products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our potential therapeutic candidates and products will be subject to regulation by the FDA as biologics. Biologics require the submission of a Biologics License Application (“BLA”) and approval by the FDA before being marketed in the U.S. None of our therapeutic candidates have been approved by the FDA for marketing in the U.S., and we currently have no BLAs pending. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. The process required by the FDA before biologic therapeutic candidates may be marketed in the U.S. generally involves the following:

•

completion of extensive preclinical laboratory tests, preclinical animal studies, and formulation studies all performed in accordance with the FDA’s current good laboratory practice (“cGLP”), regulations;

•	submission to the FDA of an IND application which must become effective before human clinical trials in the U.S. may begin;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;
•	submission to the FDA of a BLA;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP regulations; and
•	FDA review and approval of the BLA prior to any commercial marketing, sale, or shipment of the therapeutic product.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain any approvals for our therapeutic candidates will be granted on a timely basis, if at all.

Once a therapeutic candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of protein chemistry, formulation, and stability, as well as studies to evaluate toxicity in animals. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. Currently, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing the clinical trials to commence or not allowing the clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during drug development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin. We have not yet commenced clinical trials for any of our current therapeutic candidates.

Clinical trials involve the administration of the therapeutic candidate to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. For each medical center proposing to conduct a clinical trial , an institutional review board (“IRB”) must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, an IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice requirements, including the requirements for informed consent.

All clinical research performed in the U.S. in support of a BLA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

Clinical Trials

For purposes of BLA submission and approval, clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

•

Phase I clinical trials are initially conducted in a limited population of subjects to test the therapeutic candidate for safety, dose tolerance, absorption, metabolism, distribution, and excretion in healthy humans or, on occasion, in patients with severe problems or life-threatening diseases to gain an early indication of its effectiveness.

•

Phase II clinical trials are generally conducted in a limited patient population to evaluate preliminarily the efficacy of the therapeutic candidate for specific targeted indications in patients with the disease or condition under study; evaluate dosage tolerance and appropriate dosage; and identify possible adverse effects and safety risks.

•

Phase III clinical trials are commonly definitive efficacy studies of the experimental medication. Phase III trials are typically conducted when Phase II clinical trials demonstrate a dose range of the therapeutic candidate is effective and has an acceptable safety profile. Phase III clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites.

In some cases, the FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional post-approval clinical trials to further assess the biologic’s safety and effectiveness after BLA approval. Such post-approval clinical trials are typically referred to as Phase IV clinical trials.

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the biologic in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the therapeutic candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate the therapeutic candidate does not undergo unacceptable deterioration over its shelf life.

Biologics License Applications

The results of preclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the chemistry, pharmacology, clinical pharmacology, and the clinical effects of the biologic, are submitted to the FDA in the form of a BLA requesting approval to market the biologic for one or more specified indications. The FDA reviews a BLA to determine, among other things, whether a biologic is safe, pure, and potent and whether the facility in which the biological product is manufactured, processed, packed, or held meets standards designed to assure the biological product continues to be safe, pure, and potent.

Once a BLA has been accepted for filing, by law the FDA will review the application and respond to the applicant but the review process may be significantly delayed by FDA’s requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA evaluates a standard original BLA submission within the first 60 days of its receipt to determine if it is sufficiently complete to conduct a full review, and the FDA has a goal of responding to the submission within ten months of the 60-day filing date, but this timeframe is often extended. The FDA may refer the application to an advisory committee for review, evaluation, and/or recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of a BLA if the applicable statutory and regulatory criteria are not satisfied, or for any reason, or it may require additional clinical data. Even if such data are submitted, the FDA may ultimately decide the BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Once the FDA approves a BLA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the biologic reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such biologic or require a recall of any biologic already on the market. In addition, the FDA may require testing, including Phase IV clinical trials and surveillance programs to monitor the effect of approved biologics which have been commercialized. The FDA has the authority to prevent or limit further marketing of a biologic based on the results of these post-marketing programs.

A sponsor may also seek approval of its therapeutic candidates under programs designed to accelerate FDA review and approval of BLAs. For instance, a sponsor may seek FDA designation of a therapeutic candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life- threatening disease or condition and which demonstrate the potential to address unmet medical needs for such diseases or conditions. If fast track designation is obtained, the FDA may initiate review of sections of a BLA before the application is complete. This “rolling review” is available if the applicant provides, and the FDA approves, a schedule for the remaining information. In some cases, a fast track product may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments, under the FDA’s accelerated approval program. Approvals of this kind typically include requirements for appropriate post-approval confirmatory clinical trials to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint.

In addition, the Food and Drug Administration Safety and Innovation Act, (“FDASIA”) which was enacted and signed into law in 2012, established a new category of drugs referred to as “breakthrough therapies” that may be subject to accelerated approval. A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life- threatening disease or condition and preliminary clinical evidence indicates the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

Therapeutic candidates may also be eligible for “priority review,” or review within a six-month timeframe from the 60-day filing date, if a sponsor provides sufficient clinical data demonstrating its therapeutic candidate provides a significant improvement compared to marketed products. Even if a therapeutic candidate qualifies for one or more of these programs, the FDA may later decide the therapeutic candidate no longer meets the conditions for qualification or that the period for FDA review or approval will be lengthened. When appropriate, we intend to seek fast track designation and/or accelerated approval for our biologics. We cannot predict whether any of our therapeutic candidates will obtain a fast track and/or accelerated approval designation and, if so, whether such designation will be maintained or rescinded by FDA, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our proposed biologics.

Biologics may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the biologic, including changes in indications, labeling, or manufacturing processes, equipment, or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Before approving an application, the FDA will inspect the facility or the facilities at which the biologic product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance, and will not approve the biologic unless compliance with Good Clinical Practice requirements is satisfactory.

The testing and approval processes require substantial time, effort, and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our therapeutic candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit, or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing our therapeutic candidates. The FDA may limit the indications for use or place other conditions on any approvals restricting the commercial application of the products. After approval, certain changes to the approved biologic, such as adding new indications, change in personnel, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement—which may require additional studies to evaluate the effect of such change on the identity, strength, quality, purity, or potency of the product as they may relate to the safety or effectiveness of the product—must be filed and approved before the change may be implemented. As with new BLAs, the review process for BLA supplements may be delayed by the FDA through requests for additional information or clarification.

We believe any of our therapeutic products approved as a biological product under a BLA might qualify for a 12-year period of exclusivity currently permitted by the Biologics Price Competition and Innovation Act (“BPCIA”). Specifically, the BPCIA established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be submitted by an applicant until four years after the date the reference product was first licensed and cannot be approved by the FDA until 12 years after the original branded product was first licensed under a BLA. There is a risk the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period or the FDA will not consider our therapeutic candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA and the courts. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes operating to limit the scope or length of exclusivity afforded by the BPCIA could have a material adverse effect on the future commercial prospects for our biological products. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products or for abbreviated pathways for follow on biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition affecting fewer than 200,000 individuals in the U.S. or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation the cost of developing and making available in the U.S. a therapeutic candidate for this type of disease or condition will be recovered from sales in the U.S. for that therapeutic candidate. Orphan drug designation must be requested before submitting a marketing application for the therapeutic for that particular rare disease or condition. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The FDA may revoke orphan drug designation, and if it does, it will publicize the drug is no longer designated as an orphan drug. If a therapeutic candidate with orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the therapeutic candidate is entitled to orphan product exclusivity, which means the FDA may not approve any other applications to market the same therapeutic candidate for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains approval of the same therapeutic candidate as defined by the FDA or if our therapeutic candidate is determined to be contained within the competitor’s therapeutic candidate for the same indication or disease.

Under the Best Pharmaceuticals for Children Act, certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a “Written Request,” relating to the use of the active moiety of the therapeutic candidate in children. The FDA may not issue a Written Request for studies on unapproved or approved indications where it determines information relating to the use of a therapeutic candidate in a pediatric population, or part of the pediatric population, may not produce health benefits in that population. In addition, the Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric studies for most therapeutic candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the therapeutic candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the therapeutic candidate is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding the drug or biologic is ready for approval for use in adults before pediatric studies are complete or additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a noncompliance letter to any sponsor failing to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.

Other Regulatory Requirements

Any biologics manufactured or distributed by us or our collaborators pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. Our company cannot be certain it or its present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our company or its present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the BLA for the therapeutic product.

The FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe legally available biologics for uses not described in the product’s labeling and different from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

Healthcare Reform

In March 2010, Congress passed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes, and fraud and abuse, impacting existing government healthcare programs and resulting in the development of new programs, including Medicare payment for performance initiatives, and improvements to the physician quality reporting system and feedback program. The Affordable Care Act also does, among other things, the following:

•

Increases pharmaceutical manufacturer rebate liability under the Medicaid Drug Rebate Program due to an increase in the minimum basic Medicaid rebate on most branded prescription drugs, and the application of Medicaid rebate liability to drugs used in risk-based Medicaid managed care plans.

•

Expands the 340B Drug Pricing Program to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospital.

•	Requires pharmaceutical companies to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”
•

Requires pharmaceutical companies to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs, and Department of Defense.

•

Establishes the Independent Payment Advisory Board, which, since 2014, has had authority to recommend certain changes to the Medicare program to reduce expenditures by the program when spending exceeds a certain growth rate and such changes could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation achieving the same or greater Medicare cost savings. However, as of early 2018, the President has yet to nominate anyone to serve on the board and there is legislation being proposed to repeal it.

•

Establishes the Patient-Centered Outcomes Research Institute to identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•

Establishes The Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the sale, marketing, coverage, and reimbursement of products regulated by the CMS or other government agencies. In addition to new legislation, CMS regulations and policies are often revised or interpreted by the agency in ways significantly affecting our business and our products.

In particular, we expect the Administration and Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the U.S. healthcare reform legislation. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA. President Trump has also issued an executive order in which he stated it is his Administration’s policy to seek the repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s Administration and Congress may have, if any, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation on our company.

Furthermore, political, economic, and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. Initiatives to reduce the federal budget and debt and to reform health care coverage are increasing cost-containment efforts. We anticipate federal agencies, Congress, state legislatures, and the private sector will continue to review and assess alternative health care benefits, controls on health care spending, and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit coverage for or the amounts federal and state governments will pay for health care products and services, which could also result in reduced demand for our products or additional pricing pressures, and limit or eliminate our spending on development projects and affect our ultimate profitability.

Third-Party Payor Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the U.S., sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third- party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers and other organizations.

The Medicaid Drug Rebate Program, which is part of the federal Medicaid program, a program for financially needy patients, among others, requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients.

In order for a pharmaceutical product to receive federal reimbursement under Medicare Part B, part of the federal Medicare program covering outpatient items and services for the aged and disabled, and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program, a federal program requiring manufacturers to provide discounts to certain safety-net providers. The required 340B discount on a given product is calculated based upon certain Medicaid Drug Rebate Program metrics reported by the manufacturer.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded product on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. However, under Medicare Part D—Medicare’s outpatient prescription drug benefit—there are protections in place to ensure coverage and reimbursement for oncology products and all Part D prescription drug plans are required to cover substantially all anti-cancer agents. Furthermore, a payor’s decision to provide coverage for a product does not imply an adequate reimbursement rate will be available. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost- effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product approved for sale, we may need to pursue compendia listings or conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost- effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our drug candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

Other Healthcare Laws and Regulations

If we obtain regulatory approval of our products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing strategies. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws affecting our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts, and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal health care program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money owed to the federal government;

•	provisions of HIPAA, prohibiting knowingly and willfully executing a scheme to defraud any health care benefit program and making false statements relating to health care matters;
•

provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•

the federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the Affordable Care Act, requiring manufacturers of certain drugs and biologics to track and disclose payments and other transfers of value they make to U.S. physicians and teaching hospitals, as well as physician ownership and investment interests in the manufacturer, which information is subsequently made publicly available in a searchable format on a CMS website; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency reporting and compliance laws, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The ACA broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides the government may assert a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

Employees

As of December 31, 2017, we had 38 employees, of which 29 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We lease a facility containing our research and development, laboratory, and office space, which consists of approximately 11,158 square feet located at 201 Elliott Avenue West, Seattle, Washington.

In January 2018, we entered into a lease amendment for approximately 6,184 square feet of additional office and laboratory space adjacent to our existing leased premises in Seattle, Washington.

The lease expires on December 31, 2019 and has two options to extend the lease term with each option enabling us to extend the lease term by twelve months.

Corporate Information

On July 24, 2017, Alpine Immune Sciences, Inc. completed its business combination with Nivalis Therapeutics, Inc., a publicly held company. In connection with the merger, Nivalis Therapeutics, Inc. changed its name to Alpine Immune Sciences, Inc. For additional information regarding this business combination, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Business Combination with Nivalis” contained elsewhere in this Annual Report on Form 10-K. Nivalis Therapeutics, Inc. was incorporated in Delaware in March 2007.  Alpine Immune Sciences, Inc. (prior to its business combination with Nivalis Therapeutics, Inc.) was incorporated in Delaware on December 30, 2014.

Our principal executive office is located at 201 Elliott Avenue West, Suite 230, Seattle WA, 98119. Our telephone number is (206) 788-4545. Our website is www.alpineimmunesciences.com. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report.

This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “vIgD” Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Financial Position, Capital Needs and Business

We will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.

We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of December 31, 2017, we had $81.2 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

If we are unable to obtain necessary funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs, preclinical studies, or clinical trials, if any, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others requiring us to relinquish rights to some of our technologies or therapeutic candidates we would otherwise pursue on our own. We do not expect to realize revenue from product sales or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization, and successfully marketed.

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

If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in July 2016, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, to sell up to $30.0 million worth of shares of our common stock, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of a liquidation or insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets. Our failure to raise capital or enter into such other arrangements within a reasonable timeframe would have a negative impact on our financial condition, and we may have to delay, reduce, or terminate our research and development programs, preclinical or clinical trials, or undergo reductions in our workforce or other corporate restructuring activities.

We are an early stage biopharmaceutical company with a history of losses, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability and we have a limited operating history that may make it difficult for investors to evaluate the potential success of our business.

We are a development-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies using our proprietary scientific platform technology, which produces variant Ig domains or vIgDs. We have had significant operating losses since inception. For 2017, our net loss was $7.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.

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

We plan to develop novel protein-based immunotherapies using our proprietary vIgD technology for the treatment of cancer and autoimmune/inflammatory diseases. The potential to create therapies capable of working within and/or modulating an immune synapse, forcing a synapse to occur, or preventing a synapse from occurring is an important, novel attribute of our vIgDs. However, the scientific research forming the basis of our efforts to develop therapeutic candidates based on our platform is relatively new. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our vIgDs is both preliminary and limited.

Relatively few therapeutic candidates based on immunoglobulin superfamily, or IgSF, domains have been tested in animals or humans, and a number of clinical trials conducted by other companies using IgSF domains technologies have not been successful. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic to be effective, such as the ability to remain stable or active in the human body for the period of time required for the therapeutic to reach the target tissue and/or cell. We currently have only limited data, and no conclusive evidence, to suggest we can introduce these necessary therapeutic properties into vIgDs. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, vIgDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs, such as the ALPN-101 program, have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. For example, in the context of immunotherapies, in a Phase I clinical trial of TeGenero AG’s product candidate TGN1412, healthy volunteer subjects receiving the product candidate experienced a systemic inflammatory response resulting in renal and pulmonary failure requiring interventions such as dialysis and critical care support. Following this experience, regulatory agencies now ask for evaluation of immunomodulatory antibodies with a number of in vitro assays with human cells. While we are currently performing in vitro and in vivo proof of concept studies for several of our vIgDs preclinically, the risk profile in humans has yet to be assessed. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock will decline.

Further, we believe that the FDA has no prior experience with vIgDs and no regulatory authority has granted approval to any person or entity, including our company, to market and commercialize therapeutics using vIgDs, which may increase the complexity, uncertainty, and length of the regulatory approval process for our therapeutic candidates. Our company and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any therapeutic candidate. Even if our company or a collaborator obtains regulatory approval, the approval may be for disease indications or patient populations not as broad as we intended or desired or may require labeling, including significant use or distribution restrictions or safety warnings. Our company or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If therapeutic candidates we develop using our scientific platform prove to be ineffective, unsafe, or commercially unviable, our entire platform and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

With our focus on engineering wild-type IgSFs proteins, these risks may increase to the extent this field becomes more competitive or less favored in the commercial marketplace. Additional risks apply in relation to any disease indications we pursue which are classified as rare diseases and allow for orphan drug designation by regulatory agencies in major commercial markets, such as the United States, European Union, and Japan. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved therapeutic product with orphan drug designation, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing, and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design, or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications not classified as rare. Our estimates regarding potential market size for any rare indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a therapeutic product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As in the United States, we may apply for designation of a therapeutic product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Sponsors of orphan drugs in the European Union can enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show its therapeutic product is safer, more effective, or otherwise clinically superior to the orphan-designated therapeutic product. The respective orphan designation and exclusivity frameworks in the United States and in the European Union are subject to change, and any such changes may affect our ability to obtain EU or U.S. orphan designations in the future.

Our therapeutic candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, regulatory approvals and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborator Kite. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease.

A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The novelty of our platform may mean our failure rates are higher than historical norms. The results from preclinical testing or early clinical trials of a therapeutic candidate may not predict the outcome of later phase clinical trials of the therapeutic candidate, particularly in immuno-oncology and autoimmune/inflammatory disorders. We, the FDA, an IRB, an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a therapeutic candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. We may not have the financial resources to continue development of, or to enter into collaborations for, a therapeutic candidate if we experience any problems or other unforeseen events delaying or preventing regulatory approval of, or our ability to commercialize, therapeutic candidates, including:

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
•

delays in submitting Investigational New Drug, or IND, applications or clinical trial applications, or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or comparable foreign authorities, such as the European Medicines Agency, or EMA, regarding the scope or design of our clinical trials;
•	delays in enrolling research subjects in clinical trials;
•	high drop-out rates of research subjects;
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

We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as with technologies being developed at universities and other research institutions. Our competitors have developed, are developing, or may develop therapeutic candidates and processes competitive with our therapeutic candidates. Competitive therapeutic treatments include those already approved and accepted by the medical community and any new treatments entering or about to enter the market. We are aware of multiple companies developing therapies with the same target as at least one target of our lead program (ICOSL and/or CD28) as well as companies building novel platforms to generate multi-specific antibody or non-antibody-based targeting proteins. While it is still premature for us to determine which indications may be targeted by our lead program, potential competitors to our lead program include:

•	an anti-ICOSL/B7RP-1 monoclonal antibody being developed by Amgen, Inc. (may be referred to as AMG557 or MEDI5872);
•	an anti-ICOS monoclonal antibody being developed by MedImmune, Inc. (MEDI570);
•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA and Johnson & Johnson Inc. (FR104);
•	a CTLA-4 Ig fusion selective for CD86 fusion protein being developed by Astellas Pharma Inc. (ASP 2408/09);
•	a CD28 superagonist monoclonal antibody being developed by TheraMab LLC (TAB08); and
•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc (AMG/570/MEDI0700)

Platforms potentially competitive with our scientific platform include:

•	Nanobody® (Ablynx NV): Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);
•	DART® (Macrogenics Inc): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;
•	Anticalin® (Pieris Pharmaceuticals Inc): Engineered proteins derived from natural lipocalins found in blood plasma;
•	Targeted Immunomodulation™ (Compass Therapeutics LLC): Antibody discovery targeting the tumor-immune synapse;
•	Harpoon Therapeutics Inc: Trispecific antigen-binding proteins;
•	Various bispecific antibody platforms (e.g., Amgen Inc (BiTE®—approved), Roche AG (RG7828), Zymeworks Inc (Azymetric™), Xencor Inc (XmAb Bispecific), Compass Therapeutics (StitchMabs™);
•	Five Prime Therapeutics®: Proprietary protein library and rapid protein production and testing platform;
•	Regeneron®: VEGF Trap and VelociSuite® antibody technology platforms; and
•	Shattuck Labs® Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets.

Additionally, there are a number of other therapies for autoimmune/inflammatory diseases or cancer approved or in development that are also competitive with our lead program and other programs in development. Many of the other therapies include other types of immunotherapies with different targets than our programs. Other potentially competitive therapies work in ways distinct from our development programs.

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

Our success largely depends on the continued service of key management and other specialized personnel, including Mitchell H. Gold, M.D., our Executive Chairman and Chief Executive Officer, Jay R. Venkatesan, M.D., our President and a member of our board of directors, Stanford Peng, M.D., Ph.D., our Executive Vice President of Research and Development and Chief Medical Officer, and Paul Rickey, our Senior Vice President and Chief Financial Officer.

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

Imposed price controls may adversely affect our future profitability.

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

As of December 31, 2017, we had $81.2 million in cash, cash equivalents, and investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.

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

Nivalis’ pre-merger net operating loss carryforwards and certain other tax attributes are likely subject to limitations. The pre-merger net operating loss carryforwards and certain other tax attributes of Alpine and of the combined organization may also be subject to limitations as a result of ownership changes resulting from the merger.

In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Nivalis may have experienced ownership changes in the past and may experience ownership changes in the future. In addition, the closing of the merger likely resulted in an ownership change for Nivalis. It is likely that, due to the method by which limitations on the utilization of NOL carryforwards are calculated, we will not be able to utilize any of Nivalis’ net operating loss carryforwards and certain other tax attributes. It is also possible that Alpine’s net operating loss carryforwards and certain other tax attributes may be subject to limitation as a result of ownership changes in the past and/or the closing of the merger. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Alpine’s, or any of Nivalis’, net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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

Our scientific platform is novel and the underlying science is not exhaustively understood nor conclusively proven. In particular, the interaction of vIgDs with the immune synapse, the ability of vIgDs to slow, stop, restart, or accelerate immune responses, and the ability of vIgD domains to interact with multiple counterstructures is still largely theoretical. Graphical representations of proposed mechanisms of action of our therapies, the size, actual or relative, of our therapeutics, and how our therapeutics might interface with other cells within the human body, inside the immune synapse, or inside the disease and/or the tumor microenvironment are similarly theoretical and not yet conclusively proven. The lack of a proven mechanism of action may adversely affect our ability to raise sufficient capital, complete preclinical studies, adequately manufacture drug product, obtain regulatory clearance for clinical trials, or approval for marketing, or interfere with our ability to market our product to patients and physicians or achieve reimbursement from payors.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates, and products and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. As of December 31, 2017, our patent portfolio consists of over 13 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.

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

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our current and potential competitors. We may receive correspondence from other companies alleging the improper use or disclosure, and have received, and may in the future receive, correspondence from other companies regarding the use or disclosure, by certain of our employees who have previously been employed elsewhere in our industry, including with our competitors, of their former employer’s trade secrets or other proprietary information. Responding to these allegations can be costly and disruptive to our business, even when the allegations are without merit, and can be a distraction to management. We may be subject to claims in the future that our employees have, or we have, inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending current or future claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, personnel, or the ability to use some of our research and development. A loss of intellectual property, key research personnel, or their work product could hamper our ability to commercialize, or prevent us from commercializing, our therapeutic candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Although we do not currently have any products on the market, once we begin commercializing our therapeutic candidates we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state, and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud, abuse, and other healthcare laws and regulations constraining the business or financial arrangements and relationships through which we market, sell, and distribute the therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

state all-payor fraud laws, which impose criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, HITECH, and their implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates performing certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

the federal Physician Payment Sunshine Act and its implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or ACA, and any subsequent amending legislation or executive actions, which require manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs to report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to physicians and teaching hospitals with limited exceptions; and

•

analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our ability to commercialize any therapeutics successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. However, there may be significant delays in obtaining coverage for newly-approved therapeutics. Moreover, eligibility for coverage does not necessarily signify a therapeutic will be reimbursed in all cases or at a rate covering our costs, including research, development, manufacture, sale, and distribution costs. Also, interim payments for new therapeutics, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more therapeutics to the market, these products may not be considered cost-effective, and the amount reimbursed for any of them may be insufficient to allow us to sell them on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness, coverage prospects, potential compendia listings, or the likely level or method of reimbursement, if covered.

It is equally difficult for us to predict how Medicare coverage and reimbursement policies will be applied to our products in the future, and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

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

We believe the efforts of governments and third-party payors to contain or reduce the cost of healthcare, and legislative and regulatory proposals to broaden the availability of healthcare, will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed, and such efforts have expanded substantially in recent years. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price. In addition, third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates, and other concessions to reduce the prices for therapeutics. If the price we are able to charge for any therapeutics we develop, or the reimbursement provided for such products, is inadequate, our return on investment could be adversely affected.

Pursuant to health reform legislation and related initiatives, the Centers for Medicare and Medicaid Services, or CMS, are working with various healthcare providers to develop, refine, and implement Accountable Care Organizations, or ACOs, and other innovative models of care for Medicare and Medicaid beneficiaries, including the Bundled Payments for Care Improvement Initiative, the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models. The continued development and expansion of ACOs and other innovative models of care will have an uncertain impact on any future reimbursement we may receive for approved therapeutics administered by such organizations.

In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, as a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, an annual 2% reduction to Medicare payments that took effect in 2013 has been extended through 2025. These across-the-board spending cuts could adversely affect our future revenues, earnings, and cash flows.

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing coverage, reimbursement, and marketing of products regulated by CMS or other government agencies. In addition to new legislation, CMS coverage and reimbursement policies are often revised or interpreted in ways that may significantly affect our business and our products. In particular, we expect the Administration and Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, U.S. healthcare legislation. A number of additional executive orders have been issued affecting, or potentially affecting, the ACA and other aspects of the healthcare market in the United States. There is a high degree of uncertainty with respect to the impact President Trump’s Administration and Congress may have, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or executive orders or the impact of potential legislation and executive orders on us.

The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.

As a healthcare company, our operations, clinical trial activities, and interactions with healthcare providers will be subject to extensive regulation in the United States, particularly if we receive FDA approval for any of our products in the future. For example, if we receive FDA approval for a therapeutic for which reimbursement is available under a federal healthcare program, it would be subject to a variety of federal laws and regulations, including those prohibiting the filing of false or improper claims for payment by federal healthcare programs, prohibiting unlawful inducements for the referral of business reimbursable by federal healthcare programs, and requiring disclosure of certain payments or other transfers of value made to U.S.-licensed physicians and teaching hospitals. We are not able to predict how government authorities will interpret these laws. They may challenge our practices and activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, operations, and financial condition.

Similarly, some state laws prohibit, among other offenses, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program. We may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws imposing more stringent requirements on entities like us. Failure to comply with applicable laws and regulations could result in substantial penalties and adversely affect our financial condition and results of operations.

Our ability to obtain services, reimbursement, or funding from the federal government may be impacted by possible reductions in federal spending.

The U.S. federal budget remains in flux and could, among other things, cut Medicare payments to providers. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact President Trump’s administration and Congress may have on the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market, and sell any therapeutics we may develop.

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

•	we may lose or see adverse alterations to compendia listings or treatment protocols specified by accountable care organizations;
•	we may be subject to fines, restitution, or disgorgement of profits or revenues, injunctions, or the imposition of civil penalties or criminal prosecution;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning, or equivalent, or a contraindication;
•	regulatory authorities may require us to implement a REMS plan, or to conduct post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product;
•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	the therapeutic may become less competitive; and
•	our reputation may suffer.

Significant developments stemming from the United Kingdom’s recent referendum on membership in the European Union could have a material adverse effect on us.

In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Any business we conduct, now and in the future, in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this filing.

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

Our executive officers and directors together with their respective affiliates, own approximately 68% of our outstanding common stock as of December 31, 2017. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The resale of approximately 10.3 million shares was previously prohibited as a result of lock-up agreements entered into by certain of our stockholders in connection with our merger with Alpine Immune Sciences, Inc. in July 2017; however, subject to applicable securities law restrictions, these shares became eligible for sale in the public market beginning January 21, 2018. In addition, the shares subject to outstanding options and warrants, of which options and warrants to purchase 377,550 shares and 14,039 shares, respectively, were exercisable as of December 31, 2017, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.

We also register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to any related lock-up agreements or applicable securities laws.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance, including any issuances pursuant to our “at the market” equity offering program under our sales agreement with Cowen, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

We will have broad discretion over the use of the proceeds to us from our “at the market” equity offering program and may apply the proceeds to uses that do not improve our operating results or the value of your securities.

We will have broad discretion to use the net proceeds to us from our “at the market” equity offering program put into place in July 2016, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our “at the market” equity offering program for general corporate purposes, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the “at the market” equity offering program.

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

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the internal control system’s objectives will be met. Because of the inherent limitations in all internal control systems, no evaluation of internal controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all internal control issues and instances of fraud will be detected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease a facility containing our research and development, laboratory, and office space, which consists of approximately 11,158 square feet located at 201 Elliott Avenue West, Seattle, Washington.

In January 2018, we entered into a lease amendment for approximately 6,184 square feet of additional office and laboratory space adjacent to our existing leased premises in Seattle, Washington.

The lease expires on December 31, 2019 and has two options to extend the lease term with each option enabling us to extend the lease term by twelve months.

Item 3. Legal Proceedings.

We are not engaged in any material legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. We believe that there are no claims or actions pending against us currently, the ultimate disposition of which would have a material adverse effect on our consolidated results of operation, financial condition or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “ALPN.” From June 17, 2015 through July 24, 2017, our common stock was traded under the symbol “NVLS.” On July 24, 2017, in connection with the business combination of Nivalis Therapeutics, Inc. and Alpine Immune Sciences, Inc., we completed a 1-for-4 reverse stock split. Commencing on July 25, 2017, our common stock began trading on The NASDAQ Global Market under the symbol “ALPN.” The share-related information presented in this Annual Report on Form 10-K, including the high and low sales prices for our common stock as reported on The NASDAQ Global Market and set forth in the table below, has been adjusted to reflect the reverse stock split.

	HIGH	LOW
Year Ended December 31, 2017
Fourth Quarter	$12.87	$9.62
Third Quarter	$11.95	$7.20
Second Quarter	$12.16	$8.20
First Quarter	$14.52	$8.24

Year Ended December 31, 2016
Fourth Quarter	$32.44	$8.00
Third Quarter	$37.40	$16.84
Second Quarter	$20.98	$15.16
First Quarter	$30.72	$14.72

Holders

As of March 20, 2018, we have approximately 27 stockholders of record for our common stock, which excludes stockholders whose shares were held in nominee or street name accounts through brokers.

Dividends

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Instruction 6 to Item 201(e) of Regulation S-K we are not required to provide the stock performance graph.

Recent Sales of Unregistered Securities

None

Use of Proceeds from Initial Public Offering

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes stock repurchases during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Minimum Number of Shares that May be Purchased Under the Plans or Programs
December 1, 2017 to December 31, 2017 (1)	50,467	$0.00201	—	—
Total	50,467	$0.00201	—	—
(1)

On December 21, 2017, in connection with the voluntary departure of one of our former employees and pursuant to the terms of a common stock purchase agreement, we exercised an option to repurchase 50,467 shares of our common stock acquired by our former employee that had not yet vested pursuant to the terms of the common stock purchase agreement. The price per share paid by us was equal to the original purchase price per share paid by our former employee.

Item 6. Selected Financial Data.

	December 31,
Statement of Operations Data:	2017	2016	2015
	(in thousands, except share and per share amounts)
Collaboration revenue	$1,731	$2,950	$492
Operating expenses:
Research and development	10,626	2,989	422
General and administrative	6,079	1,149	441
Total operating expenses	16,705	4,138	863
Loss from operations	(14,974)	(1,188)	(371)
Other income (expense)
Bargain purchase gain (1)	6,601	—	—
Interest expense	(152)	—	—
Interest and other income	542	22	2
Income (loss) before taxes	(7,983)	(1,166)	(369)
Income tax benefit (expense)	200	(66)	—
Basic and diluted net loss attributable to common stockholders	$(7,783)	$(1,232)	$(369)
Basic and diluted net loss per share applicable to common stockholders	$(1.20)	$(2.18)	$(0.74)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	6,481,665	564,816	496,900

(1)	The bargain purchase gain relates solely to the excess of the estimated fair values of net assets acquired over the acquisition consideration paid for Nivalis.
	As of December 31,
Balance Sheet Data:	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$8,000	$11,819	$5,423
Short-term investments	73,240	—	—
Working capital	80,653	9,451	2,260
Total assets	85,222	12,595	5,439
Total liabilities	6,305	2,517	5,181
Convertible preferred stock	—	11,535	610
Accumulated deficit	(9,384)	(1,601)	(369)
Total stockholders’ equity (deficit)	78,917	(1,457)	(352)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, future financial performance, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a development-stage immunotherapy company focused on developing treatments for autoimmune/inflammatory diseases and cancer. Our proprietary scientific platform produces Variant Immunoglobulin Domains (“vIgDs”), using a process known as directed evolution, to create therapeutics potentially capable of modulating the human immune system.

Our goal is to create modern therapies targeting the immune synapse, using our directed-evolution based discovery platform to potentially treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goal, we currently plan to:

•	advance our lead program ALPN-101 for the treatment of autoimmune/inflammatory diseases to clinical trials;
•	advance our oncology program ALPN-202 for the treatment of cancer to clinical trials;
•	develop our inhibitory (checkpoint) receptor agonist and V-mAb programs; and
•	maximize the value of our pipeline and platform via partnering activities.

Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, and other research and development activities. To date, we have financed operations primarily through private placements of convertible preferred stock, funds received from a license and research agreement, debt, and assets acquired upon the close of our merger with Nivalis Therapeutics Inc. (“Nivalis”). We do not have any products approved for sale and have not generated any product sales. Since inception and through December 31, 2017, we have raised an aggregate of $103.8 million to fund operations, of which $49.2 million was from the sale of convertible preferred stock, $5.5 million was through a license and research agreement, $5.0 million obtained from a long-term loan, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of December 31, 2017, we had cash, cash equivalents, and short-term investments totaling $81.2 million.

Our net loss was $7.8 million, $1.2 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

•

initiate and complete clinical trials for product candidates, including ALPN-101, a dual ICOS/CD28 antagonist program targeting autoimmune/inflammatory disorders and ALPN-202, a CD80 vIgD-Fc, or multi PD-1 inhibitor and CD28 costimulatory vIgD targeting cancer;

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

We do not expect to generate product revenue unless and until we successfully complete development of, obtain marketing approval for and commercialize our product candidates, either alone or in collaboration with third parties. We expect these activities will take a number of years and our success in these efforts is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the regulatory approval and commercialization of any of our product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operating activities through public equity or debt financings, collaborations or licenses, capital lease transactions, or other available financing transactions. However, additional capital may not be available on reasonable terms, if at all, and if we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations.

Business Combination with Nivalis

On April 18, 2017, we entered into a merger agreement (the “Merger Agreement”) with Nivalis, a public biotechnology company.  Upon the closing of the merger, (1) a wholly-owned subsidiary of Nivalis merged with and into Alpine, with Alpine (renamed as “AIS Operating Co., Inc.”) remaining as the surviving entity; and (2) Nivalis was renamed as “Alpine Immune Sciences, Inc.”. On July 24, 2017, the business combination of Alpine and Nivalis was completed. Under the terms of the Merger Agreement, Alpine’s preexisting stockholders, warrantholders and optionholders received approximately 76% of the fully-diluted shares of common stock of the combined organization in exchange for the transfer of all of Alpine’s common stock. This transaction was consummated to provide us with increased access to sources of capital and a broader range of investors to support the clinical development of our products. The acquired assets and liabilities of Nivalis are included in our consolidated balance sheet as of December 31, 2017 and Nivalis’ results of operations and cash flows for the period from July 25, 2017 through December 31, 2017 are included in our consolidated statement of comprehensive income and cash flows for the period from July 1, 2017 through December 31, 2017. See notes to the consolidated financial statements included in this Form 10-K for further information regarding the business combination.

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

We have recognized $5.2 million in revenue from inception through December 31, 2017 related to the Collaboration Agreement. We may generate revenue in the future from milestone payments made pursuant to the Collaboration Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate will fluctuate from quarter to quarter.

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

We incurred $10.6 million, $3.0 million and $0.4 million in research and development expenses for the years ended December 31, 2017, 2016, and 2015, respectively. We plan to increase our research and development activities for the foreseeable future as we continue to develop our platform and product candidates.

The successful development of our platform and product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

•	the scope, rate of progress, expense, and results of planned clinical trials that we may conduct;
•	the scope, rate of progress, and expense of process development and manufacturing;
•	preclinical and other research activities; and
•	the timing of regulatory approvals.

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

Bargain Purchase Gain

As Alpine was the accounting acquirer in the Merger Agreement, we allocated the purchase price to the acquired tangible and intangible assets and assumed liabilities of Nivalis based on their estimated fair values as of the acquisition date. The excess of the estimated fair values of net assets acquired over the acquisition consideration paid was recorded as a bargain purchase gain in the consolidated statements of operations and comprehensive income (loss). The determination of the fair values of the assets acquired and liabilities assumed requires significant judgment, including third party valuation estimates relating to the value of the acquired in-process research and development asset (“IPR&D”).

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,		Increase/
	2017	2016	(Decrease)
Collaboration revenue	$1,731	$2,950	$(1,219)
Operating expenses:
Research and development	10,626	2,989	7,637
General and administrative	6,079	1,149	4,930
Total operating expenses	16,705	4,138	12,567
Loss from operations	(14,974)	(1,188)	(13,786)
Bargain purchase gain	6,601	—	6,601
Interest expense	(152)	—	(152)
Interest and other income	542	22	520
Loss before taxes	(7,983)	(1,166)	(6,817)
Income tax benefit (expense)	200	(66)	266
Basic and diluted net income (loss) attributable to common stockholders	$(7,783)	$(1,232)	$(6,551)

Revenues

The $1.2 million decrease in revenues was primarily attributable to the timing of revenue recognized under our Collaboration Agreement with Kite. Under the terms of the Collaboration Agreement, we received upfront payments of $5.5 million, which were initially recorded as deferred revenue and expensed over the period of the research term. During the current period, the expected research term was extended pursuant to the Amendment.

Research and Development Expenses

The $7.6 million increase in research and development expenses was primarily attributable to an increase of $3.9 million in direct research, contract manufacturing, and process development activities to support ALPN-101, an increase of $3.1 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, and an increase of $0.6 million in allocated overhead and facilities.

General and Administrative Expenses

The $4.9 million increase in general and administrative expenses was primarily attributable to a $2.8 million increase in professional and legal service fees to support the merger and operating as a public company, a $2.0 million increase in personnel-related expenses primarily related to an increase in administrative headcount, and a $0.1 million increase in insurance and facility costs to support the growth and expansion of our business.

Bargain Purchase Gain

The bargain purchase gain relates solely to the excess of the estimated fair values of net assets acquired over the acquisition consideration paid for Nivalis.

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,		Increase/
	2016	2015	(Decrease)
Collaboration revenue	$2,950	$492	$2,458
Operating expenses:
Research and development	2,989	422	2,567
General and administrative	1,149	441	708
Total operating expenses	4,138	863	3,275
Loss from operations	(1,188)	(371)	(817)
Bargain purchase gain	—	—	—
Interest expense	—	—	—
Interest and other income	22	2	20
Loss before taxes	(1,166)	(369)	(797)
Income tax benefit (expense)	(66)	—	(66)
Basic and diluted net income (loss) attributable to common stockholders	$(1,232)	$(369)	$(863)

Revenues

The $2.5 million increase in revenue was attributable to a full year of revenue recognized under the collaboration with Kite as opposed to only three months in 2015 as the agreement was entered into in October 2015.

Research and Development Expenses

The $2.6 million increase was primarily attributable to an increase of $1.6 million in personnel-related expenses as a result of growth in headcount to support ongoing research and development programs, $0.7 million in direct laboratory and support costs and an increase of $0.3 million in allocated overhead for facility and equipment.

General and Administrative Expenses

The $0.7 million increase was primarily attributable to the $0.3 million increase in professional service fees to support our growth in headcount to support ongoing operations, a $0.3 million increase in personnel-related expenses, primarily related to an increase in administrative headcount to support the growth and expansion of our business and $0.1 million increase for facility costs.

Income Tax Expense

We had a net loss before tax of $1.2 million and $0.4 million for 2016 and 2015, respectively. We had taxable income of $0.4 million in 2016 due to acceleration of our deferred revenue balance under Rev. Proc. 2004-34. Consequently, we recorded current federal and state income tax payable for the year-ended December 31, 2016 of $0.1 million.

Liquidity and Capital Resources

As of December 31, 2017, we had cash, cash equivalents, and short-term investment totaling $81.2 million. We have raised an aggregate of $103.8 million to fund operations, of which $49.2 million was from the sale of convertible preferred stock, $5.5 million was through a license and research agreement, $5.0 million advanced from a long-term loan, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under the Collaboration Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome Kite’s research and development activities and is uncertain.

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

Financing Agreements

Prior to execution and delivery of the Merger Agreement certain holders of our Series A-1 convertible preferred stock purchased shares of our Series A-1 convertible preferred stock. In March 2017, we issued and sold 707,330 shares of Series A convertible preferred stock and received a total of $4.0 million. In April 2017, we issued and sold 2,947,211 shares of our Series A-1 convertible preferred stock for an aggregate of $16.7 million in net proceeds. In addition, contemporaneously with the close of the Merger certain existing stockholders of Alpine purchased 1,335,118 additional shares of Alpine’s capital stock for an aggregate of $17.0 million in net proceeds.

In July 2016, we entered into a sales agreement with a sales agent to sell shares of our common stock through an "at the market" equity offering program for up to $30.0 million in gross cash proceeds. The sales agreement allows us to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limits on the number of shares that may be sold in any one trading day and a minimum price below which sales may not be made. Under the terms of the sales agreement, commission expenses to the sales agent will be 3% of the gross sales price per share sold through the sales agent. The sales agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $30.0 million and may be terminated earlier by either us, or the sales agent upon 10 days’ notice. As of December 31, 2017, approximately 5,000 shares of common stock (as adjusted to reflect the impact of our one-for-four reverse stock split in July 2017), have been sold at an average sales price of $32.00 per share (as adjusted to reflect the impact of our one-for-four reverse stock split in July 2017) under the sales agreement, net of offering costs of approximately $140,000. Although the sales agreement is for sales of our common stock of up to $30.0 million in the aggregate, the amount of shares that we may sell from time to time may be limited due to our status as a smaller reporting company and the market value of our voting and non-voting common equity held by non-affiliates.

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

Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of December 31, 2017.

Cash Flows

The following is a summary of our cash flows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash used in operating activities	$(16,572)	$(3,797)	$4,820
Net cash used in investing activities	(29,803)	(782)	(7)
Net cash provided by financing activities	42,688	10,975	610

Net Cash (Used in) Provided by Operating Activities:

Net cash used in operating activities was $16.6 million for the year ended December 31, 2017 compared to $3.8 million for the year ended December 31, 2016. The increase in cash used in operations in 2017 as compared to the 2016 period was primarily attributable to personnel-related expenses as a result of increased headcount, increased direct contract research costs to support product development, and cash used to support the merger.

Net cash used in operating activities was $3.8 million for the year ended December 31, 2016, compared to net cash provided by operating activities of $4.8 million for the year ended December 31, 2015. The increase in cash used in operating activities from 2015 to 2016 was primarily due to an increase in research and development personnel-related expenses as a result of growth to support product development. For the year ended December 31, 2015, cash provided by the Collaboration was $5.5 million and was offset by $0.9 million in operating expenses.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $29.8 million for the year ended December 31, 2017 and consisted primarily of consideration acquired in the merger, purchases and sales of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities, and purchases of property and equipment. Net cash used in investing activities was $0.8 million during the year ended December 31, 2016, and primarily related to the purchase of property and equipment to build out our laboratory at our Seattle facility.

Net cash used in investing activities was $0.8 million for the year ended December 31, 2016 and was negligible for the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2016 primarily related to the purchase of property and equipment to build out our laboratory at our current Seattle facility that we moved into in 2016.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $42.7 million for the year ended December 31, 2017 and consisted primarily of $37.7 million in proceeds from the sale of preferred stock and $5.0 million from the advance of a long-term loan. Net cash provided by financing activities was $11.0 million for the year ended December 31, 2016 and consisted primarily of the sale of preferred stock.

Net cash provided by financing activities was $11.0 million for the year ended December 31, 2016, compared to $0.6 million for the year ended December 31, 2015. Net cash provided by financing activities for the periods presented primarily related to the sale of convertible preferred stock. In 2016, we sold shares of Series Seed convertible preferred stock for proceeds of $0.6 million and shares of Series A-1 convertible preferred stock for net proceeds of $10.3 million. In 2015, we sold shares of Series Seed convertible preferred stock for proceeds of $0.6 million.

Contractual Obligations and Contingent Liabilities

The following table summarizes our contractual obligations at December 31, 2017 (in thousands):

	Total	Less than one year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$1,211	$605	$606	$—	$—
Notes payable (principal and interest)	5,613	1,131	4,482	—	—
Total	$6,824	$1,736	$5,088	$—	$—

Operating leases

Operating leases represent future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2017, including the remaining lease payments for our headquarters in Seattle. The minimum lease payments above do not include real estate taxes or other leasehold-related charges. In January 2018, we entered into a lease amendment for approximately 6,184 square feet of additional office and laboratory space adjacent to our existing leased premises in Seattle, Washington. The lease expires on December 31, 2019 and has two options to extend the lease term with each option enabling us to extend the lease term by twelve months. The annual base rent due under the lease is $295,000 for the first year and will increase by 3.0% each year thereafter.  Lease payments in connection with this amendment are not included in the table above.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in the last three fiscal years.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as

amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing at the end of this report, we believe that the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations.

Business Combination

We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to bargain purchase gain. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Our management collects new information and reevaluates these estimates and assumptions quarterly and records any adjustments to our preliminary estimates to bargain purchase gain during the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive income (loss).

We allocated the preliminary purchase price to the acquired tangible and intangible assets and assumed liabilities of Nivalis based on their estimated fair values as of the acquisition date. The fair value of our identifiable intangible asset is based on detailed valuations using information and assumptions provided by management. The allocation of the purchase consideration to the assets acquired and liabilities assumed in our financial statements was finalized as of December 31, 2017.

Intangible Asset

Our intangible asset is our indefinite-life GSNOR inhibitor in-process research and development asset (“IPR&D”) acquired from Nivalis. The IPR&D represents the processes, expertise, and technology employed in the development of S-nitrosoglutathione reductase (“GSNOR”) inhibitors and Nivalis’ lead product candidate, cavosonstat. The IPR&D represents the estimated fair value as of the acquisition date of substantive in-process projects that have not reached technological feasibility. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval. The valuation of IPR&D is determined using a discounted cash flow method. In determining the value of IPR&D, management considers, among other factors, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use, and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors reflecting the economic risk that the projected cash flows may not be realized

We review our IPR&D at least annually for possible impairment. IPR&D is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the IPR&D below their carrying values. We test our IPR&D each year on October 1. Our IPR&D asset totaled $1.5 million at December 31, 2017.

Accrued Liabilities

As part of the process of preparing our financial statements, we are required to estimate accruals for professional services and research and development expenses. This process involves reviewing contracts and vendor agreements, and communicating with applicable personnel to identify services that have been performed on our behalf. We estimate the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We estimate accrued liabilities as of each balance sheet date based on known facts and circumstances.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, we have not experienced any significant adjustments to our estimates.

Revenue Recognition

We derive our revenue from collaboration and licensing agreements. We recognize revenue when each of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) products have been delivered or services have been rendered; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.

We recognize revenue under the Collaboration Agreement in accordance with the guidance on multiple element arrangements. Multiple elements or deliverables may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales.

The evaluation of multiple-element arrangements requires management to make judgments about (1) the identification of deliverables; (2) whether such deliverables are separable from other aspects of the contractual relationship; (3) the estimated selling price of each deliverable; and (4) the expected period of performance for each deliverable. To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit using the relative selling price method. The allocated consideration for each unit of accounting is recognized based on the method most appropriate for that unit of account and in accordance with the revenue recognition criteria detailed above. If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition criteria applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets and recognized as revenue when the related revenue recognition criteria are met.

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

Stock-based Compensation

We account for all stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awarded to employees and non-employees is measured at the grant date fair value for stock option grants. Stock-based compensation to employees is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis. Stock-based compensation awarded to non-employees is revalued over its vesting period using a Black-Sholes option pricing model. We recognize forfeiture of awards as they occur rather than estimating the expected forfeiture rate.

We use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The Black-Scholes option pricing model relies on a number of key assumptions to calculate estimated fair value, including the risk-free interest rate, expected life, expected volatility, and expected dividend yield. For risk-free interest rate, we use the zero-coupon U.S. Treasury instruments security rate with a term equal to the expected life of the option. We use the “simplified method” for options to determine the expected term of stock option granted to employees. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. For expected volatility, we analyzed the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price. Our assumed dividend yield of zero as we have never paid cash dividends and have no present intention to pay cash dividends.

 If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended, which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition focusing on transfer of control, as opposed to transfer of risk and rewards. ASU 2014-09, as amended, also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU 2014-09, as amended, is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We adopted this new standard effective January 1, 2018, on a modified retrospective basis, which requires the cumulative effect of the adoption to be recognized as an adjustment to opening retained earnings in the first period of adoption. The adoption of ASU No. 2014-09 did not have a material impact on recorded amounts when applied to the opening balance sheet as of January 1, 2018, and is not expected to have a material impact on the amount or timing of the future amounts of net income. Additional impacts could still result when the standard is first applied to revenue transactions during the first quarter of 2018.

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

In August 2016, the FASB issued ASU No. 2016-15 which provides new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We will be required to adopt the new guidance beginning with the first fiscal quarter of 2018; early adoption is permitted. We are currently assessing the impact the new guidance will have on our consolidated statements of cash flows.

In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation - Stock Compensation (Topic 718) about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications occurring on or after the adoption date. We do not expect the adoption of this standard to have a material impact on our financial statements. For the year ended December 31, 2017, there were no modifications to the terms or conditions of a share-based payment award.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No.2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management is required to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The provisions of this standard are effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter. We adopted this guidance this year and management believes our existing cash and cash equivalents as of December 31, 2017 are sufficient to fund our operations and do not raise substantial doubt about our ability to continue as a going concern.

In March 2016, the FASB issued ASU No. 2016-09- Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the treatment of forfeitures, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We adopted ASU 2016-09 with effect from January 1, 2015. The adoption of this standard did not have an impact on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18 relating to restricted cash. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. This guidance is required to be adopted beginning with the first fiscal quarter of 2018; early adoption is permitted. We adopted this guidance effective June 30, 2017, which required us to include restricted cash within the beginning and ending balance of cash and cash equivalents for the year ended December 31, 2017. We had no restricted cash prior to adopting this guidance, thus we were not required to revise prior period statements of cash flows. The adoption of this guidance does not impact our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash, cash equivalents, and short-term investments of $81.2 million, consisting of deposits with commercial banks in checking, money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities with a final maturity of each security of less than one year. The primary objectives of our investment policy are to preserve principal and maintain liquidity to meet operating needs, while also maximizing total returns in a manner that complies with our primary two objectives.

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

We are subject to interest rate risk in connection with the borrowings under our term loan agreement. As of December 31, 2017, we had $5.0 million outstanding principal amount under our term loan agreement. The term loan bears interest at a rate equal to the lender’s prime rate minus 1.75%. A 10% change in interest rates during any of the periods presented would not have had a material effect on our interest obligations under the term loan agreement.

Item 8. Financial Statements and Supplementary Data.

For information regarding our financial statements and supplementary data, please refer to the Notes to the Consolidated Financial Statements included elsewhere in this report.

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act and pursuant to Article 8, Regulation X and Item 302 of Regulation S-K, we are permitted to provide scaled Item 8 disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO) Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

No significant changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The financial statements, schedules and exhibits filed as a part of this Annual Report on Form 10-K are as follows:
(1)	Financial statements – The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.
(2)

Financial Statement Schedules – All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits – The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of April 18, 2017, by and among Nivalis Therapeutics, Inc., Nautilus Merger Sub, Inc. and Alpine Immune Sciences, Inc.	8-K	001-37449	2.1	April 18, 2017

2.2	Form of Support Agreement, by and between Nivalis Therapeutics, Inc. and certain stockholders of Alpine Immune Sciences, Inc.	8-K	001-37449	2.2	April 18, 2017

2.3	Form of Support Agreement, by and between Alpine Immune Sciences, Inc. and certain stockholders of Nivalis Therapeutics, Inc.	8-K	001-37449	2.3	April 18, 2017

2.4	Form of Support Agreement, by and between Alpine Immune Sciences, Inc. and The Estate of Arnold H. Snider, III	8-K	001-37449	2.4	April 18, 2017

2.5	Form of Support Agreement, by and between Alpine Immune Sciences, Inc. and the Deerfield Signatories	8-K	001-37449	2.5	April 18, 2017

3.1+	Amended and Restated Certificate of Incorporation of the Registrant, as amended

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-204127	3.4	May 13, 2015

4.1+	Form of Common Stock Certificate of the Registrant

4.2	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit I LLC	S-1	333-204127	4.2	May 13, 2015

4.3	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit II LLC	S-1	333-204127	4.3	May 13, 2015

4.4	Second Amended and Restated Investor Rights Agreement, dated November 18, 2014	S-1	333-204127	4.4	May 13, 2015

4.5+	Warrant to Purchase Shares, dated December 16, 2016, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank

4.6+	Form of Warrant to Purchase Shares of Common Stock issued to certain service providers on April 12, 2017 pursuant to the Amended and Restated 2015 Stock Plan, as amended

10.1*	Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.4	June 25, 2015

10.2*	Form of Notice of Stock Option Grant and Stock Option Agreement for Employees under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.5	June 25, 2015

10.3*	Form of Notice of Stock Option Grant and Stock Option Agreement for Non-Employee Directors under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.6	June 25, 2015

10.4*	N30 Pharmaceuticals, Inc. 2012 Stock Incentive Plan	S-1	333-204127	10.2	May 13, 2015

10.5*	Form of Stock Option Agreement pursuant to N30 Pharmaceuticals, Inc. 2012 Stock Incentive Plan	S-1	333-204127	10.3	May 13, 2015

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.6*	Nivalis Therapeutics, Inc. Employee Stock Purchase Plan	S-8	333-205220	4.7	June 25, 2015

10.7*	Employment Agreement, dated as of January 1, 2015, by and between the Registrant and Jon Congleton	S-1	333-204127	10.6	May 13, 2015

10.8*	Amendment to Employment Agreement, dated as of March 6, 2015, by and between the Registrant and Jon Congleton	S-1	333-204127	10.7	May 13, 2015

10.9*	Amendment to Employment Agreement, dated as of January 12, 2017, by and between the Registrant and Jon Congleton	10-K	001-37449	10.9	February 13, 2017

10.10*	Confidential Separation Agreement and General Release, dated as of January 15, 2017, by and between the Registrant and Jon Congleton	10-K	001-37449	10.10	February 13, 2017

10.11*	Employment Agreement, dated as of November 1, 2012, by and between the Registrant and Janice Troha	S-1	333-204127	10.8	May 13, 2015

10.12*	Amendment to Employment Agreement, dated as of December 15, 2014, by and between the Registrant and Janice Troha	S-1	333-204127	10.9	May 13, 2015

10.13*	Amendment to Employment Agreement, dated as of March 6, 2015, by and between the Registrant and Janice Troha	S-1	333-204127	10.10	May 13, 2015

10.14*	Amendment to Employment Agreement, dated as of January 12, 2017, by and between the Registrant and Janice Troha	10-K	001-37449	10.14	February 13, 2017

10.15*	Retention Bonus letter agreement, dated as of January 9, 2017, by and between the Registrant and Janice Troha	10-K	001-37449	10.15	February 13, 2017

10.16*	Employment Agreement, dated as of January 21, 2015, by and between the Registrant and R. Michael Carruthers	S-1	333-204127	10.11	May 13, 2015

10.17*	Amendment to Employment Agreement, dated as of January 12, 2017, by and between the Registrant and R. Michael Carruthers	10-K	001-37449	10.17	February 13, 2017

10.18*	Retention Bonus letter agreement, dated as of January 9, 2017, by and between the Registrant and R. Michael Carruthers	10-K	001-37449	10.18	February 13, 2017

10.19*	Employment Agreement, dated as of April 18, 2016, by and between the Registrant and David M. Rodman, M.D.	10-Q	001-37449	10.1	May 3, 2016

10.20*	Amendment to Employment Agreement, dated as of January 12, 2017, by and between the Registrant and David M. Rodman, M.D.	10-K	001-37449	10.20	February 13, 2017

10.21*	Confidential Separation Agreement and General Release, dated as of January 15, 2017, by and between the Registrant and David Rodman, M.D.	10-K	001-37449	10.21	February 13, 2017

10.22*	Notice of Inducement Stock Option Grant and Inducement Stock Option Agreement, each dated April 18, 2016 by and between the Registrant and David M. Rodman, M.D.	10-Q	001-37449	10.2	May 3, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.23*	Notice of Restricted Stock Unit Inducement Grant and Inducement Restricted Stock Unit Agreement, each dated April 18, 2016 by and between the Registrant and David M. Rodman, M.D.	10-Q	001-37449	10.3	May 3, 2016

10.24*	Form of Indemnification Agreement entered into by and between the Registrant and its directors and officers	S-1	333-204127	10.18	May 13, 2015

10.25*	Separation and Release Agreement effective July 19, 2017 between Janice Troha and Nivalis Therapeutics, Inc.	8-K	001-37449	99.2	July 20, 2017

10.26+	Loan and Security Agreement, dated December 16, 2016, by and among Alpine Immune Sciences, Inc. and Silicon Valley Bank

10.27	Sales Agreement, dated July 5, 2016, by and between the Registrant and Cowen and Company, LLC	S-3	333-212404	10.1	July 6, 2016

10.28	Non-Employee Director Compensation Guidelines	10-Q	001-37449	10.1	August 4, 2015

10.29#	License and Research Agreement by and between Alpine Immune Sciences, Inc. and Kite Pharma, Inc., effective as of October 26, 2015	8-K	001-37449	10.1	October 24, 2017

10.30#	License and Research Agreement Amendment No. 1 by and between AIS Operating Co., Inc. and Kite Pharma, Inc., effective as of October 20, 2017	8-K	001-37449	10.2	October 24, 2017

10.31*	Change of Control and Severance Policy	8-K	001-37449	10.1	December 11, 2017

10.32+*	Employment Agreement, dated as of March 14, 2017, by and between the Registrant and Mitchell H. Gold, M.D.

10.33+*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Mitchell H. Gold, M.D.

10.34+*	Employment Agreement, dated as of April 1, 2017, by and between the Registrant and Paul Rickey

10.35+*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Paul Rickey

10.36+*	Employment Agreement, dated as of August 14, 2016, by and between the Registrant and Stanford Peng, M.D., Ph.D.

10.37+*	Employment Agreement, dated as of January 1, 2018 , by and between the Registrant and Stanford Peng, M.D., Ph.D.

10.38*	Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.1	September 11, 2017

10.39*	Form of Option Agreement under the Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.2	September 11, 2017

10.40*	Separation and Release Agreement effective July 19, 2017 between R. Michael Carruthers and Nivalis Therapeutics, Inc.	8-K	001-37449	99.1	July 20, 2017

21.1+	List of subsidiaries of the Registrant

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Powers of Attorney (contained on signature page)

31.1+	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2+	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

32.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
+	Filed herewith.
†

All schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.

Date: March 28, 2018	By:	/s/ Mitchell Gold
	Name:	Mitchell Gold
	Title	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.

Date: March 28, 2018	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mitchell Gold and Paul Rickey, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mitchell Gold	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2018
Mitchell Gold

/s/ Paul Rickey	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 28, 2018
Paul Rickey

/s/ Peter Thomson	Director	March 28, 2018
Peter Thompson

/s/ James N. Topper	Director	March 28, 2018
James N. Topper

/s/ Jay Venkatesan	Director	March 28, 2018
Jay Venkatesan

/s/ Robert Conway	Director	March 28, 2018
Robert Conway

/s/ Peter Sekhri	Director	March 28, 2018
Peter Sekhri

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alpine Immune Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpine Immune Sciences, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Seattle, Washington

March 28, 2018

ALPINE IMMUNE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$8,000	$11,819
Short-term investments	73,240	—
Prepaid expenses and other current assets	1,308	36
Total current assets	82,548	11,855
Restricted cash	132	—
Property and equipment, net	1,089	740
Intangible assets	1,453	—
Total assets	$85,222	$12,595
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$193	$127
Accrued liabilities	382	170
Income taxes payable	—	66
Deferred revenue	277	2,008
Deferred rent, current portion	48	33
Current portion of long-term debt	995	—
Total current liabilities	1,895	2,404
Deferred rent, long-term portion	66	—
Deferred tax liability	305	—
Long-term debt	4,039	113
Total liabilities	6,305	2,517
Commitments and contingencies
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2017; $0.0001 par value, 22,081,852 shares authorized and 4,311,770 shares issued and outstanding at December 31, 2016; aggregate liquidation preference of zero and $11,583 at December 31, 2017 and 2016, respectively	—	11,535
Stockholders' equity (deficit):
Common stock, $0.001 par value, 200,000,000 shares authorized, 13,881,645 shares issued and 13,831,178 shares outstanding at December 31, 2017; $0.0001 par value, 46,500,000 shares authorized, 608,701 shares issued and outstanding at December 31, 2016	14	—
Treasury stock, at cost; 50,467 and zero shares at December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	88,346	144
Accumulated other comprehensive loss	(59)	—
Accumulated deficit	(9,384)	(1,601)
Total stockholders' equity (deficit)	78,917	(1,457)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$85,222	$12,595

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Collaboration revenue	$1,731	$2,950	$492
Operating expenses:
Research and development	10,626	2,989	422
General and administrative	6,079	1,149	441
Total operating expenses	16,705	4,138	863
Loss from operations	(14,974)	(1,188)	(371)
Other income (expense):
Bargain purchase gain	6,601	—	—
Interest expense	(152)	—	—
Interest and other income	542	22	2
Loss before taxes	(7,983)	(1,166)	(369)
Income tax benefit (expense)	200	(66)	—
Basic and diluted net loss attributable to common stockholders	$(7,783)	$(1,232)	$(369)
Comprehensive loss:
Unrealized loss on investments	(59)	—	—
Comprehensive loss	$(7,842)	$(1,232)	$(369)
Basic and diluted net loss per share applicable to common stockholders	$(1.20)	$(2.18)	$(0.74)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	6,481,665	564,816	496,900

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2015	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance common stock	—	—	496,900	—	—	—	1	—	—	1
Issuance of convertible preferred stock	1,212,436	610	—	—	—	—	—	—	—	—
Stock-based compensation and warrant expense	—	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	—	(369)	(369)
Balance, December 31, 2015	1,212,436	610	496,900	—	—	—	17	—	(369)	(352)
Issuance of convertible preferred stock, net of issuance costs	3,099,334	10,925	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	111,801	—	—	—	50	—	—	50
Stock-based compensation	—	—	—	—	—	—	77	—	—	77
Net loss	—	—	—	—	—	—	—	—	(1,232)	(1,232)
Balance, December 31, 2016	4,311,770	11,535	608,701	—	—	—	144	—	(1,601)	(1,457)
Issuance of Series A-1 convertible preferred stock	4,989,663	37,666	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(9,301,433)	(49,201)	9,301,433	1	—	—	49,200	—	—	49,201
Common stock acquired in business combination	—	—	3,914,058	—	—	—	38,103	—	—	38,103
Adjustment of par value from $0.0001 per share to $0.001 per share	—	—	—	13	—	—	(13)	—	—	—
Conversion of warrant liability to equity	—	—	—	—	—	—	52	—	—	52
Exercise of stock options and common stock warrants	—	—	57,453	—	—	—	22	—	—	22
Repurchase of common stock	—	—	(50,467)	—	50,467	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	838	—	—	838
Unrealized loss on investments	—	—	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	—	—	(7,783)	(7,783)
Balance, December 31, 2017	—	$—	13,831,178	$14	50,467	$—	$88,346	$(59)	$(9,384)	$78,917

The accompanying notes are an integral part of these consolidated financial statements

ALPINE IMMUNE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(7,783)	$(1,232)	$(369)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	(6,601)	—	—
Depreciation expense	241	69	1
Non-cash interest expense	87	—	—
Common stock issued for intellectual property	—	—	1
Stock-based compensation expense	838	77	16
Changes in operating assets and liabilities:
Prepaid expenses	(1,193)	(26)	(10)
Accounts payable	66	80	47
Deferred revenue	(1,731)	(2,950)	4,958
Accrued liabilities	(259)	39	176
Deferred income tax	(204)	—	—
Deferred rent and other	(33)	146	—
Net cash (used in) provided by operating activities	(16,572)	(3,797)	4,820
Investing activities:
Purchase of property and equipment	(586)	(782)	(7)
Purchase of short-term investments	(88,307)	—	—
Proceeds from sale short-term investments	27,960	—	—
Cash and cash equivalents acquired in connection with merger	31,130	—	—
Net cash used in investing activities	(29,803)	(782)	(7)
Financing activities:
Proceeds from sale of preferred stock	37,666	10,925	610
Proceeds from borrowings	5,000	—	—
Proceeds from exercise of stock options and common stock warrants	22	50	—
Net cash provided by financing activities	42,688	10,975	610
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,687)	6,396	5,423
Cash and cash equivalents and restricted cash at beginning of period	11,819	5,423	—
Cash and cash equivalents and restricted cash at end of period	$8,132	$11,819	$5,423
Supplemental Information
Convertible preferred stock exchanged for common stock	$49,201	$—	$—
Discount in connection with issuance of debt	$428	$—	$—
Cash paid for income taxes	$76	$—	$—
Cash paid for interest	$53	$—	$—
Reclass of preferred stock warrant liability to equity	$52	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”) is focused on discovering and developing modern, protein-based immunotherapies targeting the immune synapse to treat cancer, inflammation, and other diseases. Our proprietary scientific platform uses a process known as directed evolution, or an iterative scientific engineering process purposefully conducted to “evolve” a protein to create therapeutics potentially capable of modulating immune system interactions. In our pre-clinical animal studies, our platform has proven capable of identifying novel molecules, including single domains capable of modulating multiple targets. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include recoverability and useful lives of intangible assets and the fair value of equity based awards.

Reverse Merger and Subscription Agreement

On April 18, 2017, we entered into a merger agreement with Nivalis Therapeutics, Inc. (“Nivalis”), a public biotechnology company, and one of its wholly-owned subsidiaries pursuant to which, the subsidiary merged with and into Alpine, with Alpine continuing as a wholly owned subsidiary of Nivalis and the surviving corporation of the merger (the “Merger Agreement”). Nivalis Therapeutics, Inc. was incorporated in Delaware in March 2007.  Alpine Immune Sciences, Inc. (prior to its business combination with Nivalis Therapeutics, Inc.) was incorporated in Delaware on December 30, 2014.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Principles of Consolidation

Our consolidated financial statements include the financial position and results of operations of Alpine and AIS Operating Co., Inc., our wholly owned subsidiary and operating company. On July 24, 2017, we closed the merger on the terms described in more detail in Note 1. In connection with the merger, Nivalis effected a 1:4 reverse stock split of its common stock. Upon the closing of the merger, (1) a wholly-owned subsidiary of Nivalis merged with and into Alpine, with Alpine (renamed as “AIS Operating Co., Inc.”) remaining as the surviving entity; and (2) Nivalis was renamed as “Alpine Immune Sciences, Inc.”

Segments

We operate in one segment and use cash flow as the primary measure to manage our business and do not segment the business for internal reporting or decision-making purposes.

Business Combination

We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to bargain purchase gain. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Our management collects new information and reevaluates these estimates and assumptions quarterly and records any adjustments to our preliminary estimates to bargain purchase gain during the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive income (loss).

We allocated the preliminary purchase price to the acquired tangible and intangible assets and assumed liabilities of Nivalis based on their estimated fair values as of the acquisition date. The fair value of our identifiable intangible asset is based on detailed valuations using information and assumptions provided by management. The allocation of the purchase consideration to the assets acquired and liabilities assumed in our financial statements was finalized as of December 31, 2017.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking and interest-bearing accounts, and highly liquid money market funds.

Concentrations of Credit Risk

Cash and cash equivalents, receivables, accounts payable and accrued liabilities, which are recorded at invoiced amount or cost, approximate fair value based on the short-term nature of these financial instruments. The fair value of short-term investments is based on quoted market prices. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Periodically, we maintain deposits in financial institutions in excess of government insured limits. We believe we are not exposed to significant credit risk as our deposits are held at financial institutions we believe to be of high credit quality securities such as money market funds, U.S. Treasury securities, and commercial paper. To date, we have not realized any losses on these deposits.

Short-Term Investments

Our short-term investments include funds invested in highly liquid money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities with a final maturity of each security of less than one year. All investments are classified as available-for-sale securities and are recorded at fair value based on quoted prices in active markets, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities. Realized gains and

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

losses and declines in fair value deemed to be other than temporary are reflected in the consolidated statements of operations and comprehensive income (loss) using the specific-identification method.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method the estimated useful lives of the assets, generally three to five years, while leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred. Major improvements are capitalized as additions to property and equipment.

Intangible Asset

Our intangible asset is our indefinite-life GSNOR inhibitor in-process research and development asset (“IPR&D”) acquired from Nivalis. The IPR&D represents the processes, expertise, and technology employed in the development of S-nitrosoglutathione reductase (“GSNOR”) inhibitors and Nivalis’ lead product candidate, cavosonstat. The IPR&D represents the estimated fair value as of the acquisition date of substantive in-process projects that have not reached technological feasibility. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval. The valuation of IPR&D is determined using a discounted cash flow method. In determining the value of IPR&D, management considers, among other factors, the stage of completion of the projects, the technological feasibility of the projects, whether the projects have an alternative future use, and the estimated residual cash flows that could be generated from the various projects and technologies over their respective projected economic lives. The discount rate used is determined at the time of acquisition and includes a rate of return which accounts for the time value of money, as well as risk factors reflecting the economic risk that the projected cash flows may not be realized.

We review our IPR&D at least annually for possible impairment. IPR&D is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the IPR&D below their carrying values. We test our IPR&D each year on October 1. Our IPR&D asset totaled $1.5 million at December 31, 2017.

Impairment of Long-lived Assets

We evaluate our long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, we write down the asset to its estimated fair value. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. We did not record any impairments in the years ended December 31, 2017, 2016 and 2015.

Accrued Liabilities

As part of the process of preparing our consolidated financial statements, we are required to estimate accruals for professional services and research and development expenses. This process involves reviewing contracts and vendor agreements, and communicating with applicable personnel to identify services that have been performed on our behalf. We estimate the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We estimate accrued liabilities as of each balance sheet date based on known facts and circumstances.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, we have not experienced any significant adjustments to our estimates.

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leases and Deferred Rent

We have entered into lease agreements for office and laboratory space. These leases are classified as operating leases. Rent payments, rent-free periods and rent increases are recognized as rent expense on a straight-line basis over the lease term. The difference between rent expense recognized and rental payments is recorded as deferred rent in the accompanying consolidated balance sheets.

Common Stock Warrants

We granted common stock warrants to certain non-employee professional advisers. We account for our warrants at fair value, with changes in fair value recognized in operating expenses. Common stock warrants are initially recorded at their issuance date fair value and are subsequently remeasured at each balance sheet date. These warrants are valued using the Black-Scholes option pricing model based on the estimated market value of the underlying common stock at the valuation measurement dates, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock.

Derivative Financial Instruments

We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features qualifying as embedded derivatives. For derivative financial instruments accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations and comprehensive income (loss). We use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

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

The evaluation of multiple-element arrangements requires management to make judgments about (1) the identification of deliverables; (2) whether such deliverables are separable from other aspects of the contractual relationship; (3) the estimated selling price of each deliverable; and (4) the expected period of performance for each deliverable. To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit using the relative selling price method. The allocated consideration for each unit of accounting is recognized based on the method most appropriate for that unit of account and in accordance with the revenue recognition criteria detailed above. If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition criteria applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets and recognized as revenue when the related revenue recognition criteria are met.

The Collaboration Agreement provides for non-refundable milestone payments. We recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include payroll and personnel expense, consulting costs, external contract research and development expenses, raw materials, drug product manufacturing costs and allocated overhead – including depreciation, rent and utilities. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and amortized over the service period as the services are provided.

Stock-based Compensation

We account for all stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awarded to employees and non-employees is measured at the grant date fair value for stock option grants. We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. Stock-based compensation to employees is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis. Stock-based compensation awarded to non-employees is revalued over its vesting period using a Black-Sholes option pricing model. For performance-based awards where the vesting of the options may be accelerated upon the achievement of certain milestones, vesting and the related stock-based compensation is recognized as an expense when it is probable the milestone will be met. We recognize forfeiture of awards as they occur rather than estimating the expected forfeiture rate.

When awards are modified, we compare the fair value of the affected award measured immediately prior to modification to its value after modification. To the extent that the fair value of the modified award exceeds the original award, the incremental fair value of the modified award is recognized as compensation on the date of modification for vested awards, and over the remaining vesting period for unvested awards.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. We will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefits or that future deductibility is uncertain.

We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income tax matters in income tax expense if incurred.

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and certain changes in equity excluded from net income (loss). For the year ended December 31, 2017, other comprehensive loss consists of unrealized losses on our short-term investments. There was no difference between comprehensive income (loss) and net income (loss) for the years ended December 31, 2016 and 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended, which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASU 2014-09, as amended, implements a five-step process for customer contract revenue recognition focusing on transfer of control, as opposed to transfer of risk and rewards. ASU 2014-09, as amended, also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU 2014-09, as amended, is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We adopted this new standard effective January 1, 2018, on a modified retrospective basis, which requires the cumulative effect of the adoption to be recognized as an adjustment to opening retained earnings in the first period of adoption. The adoption of ASU No. 2014-09 did not have a material impact on recorded amounts when applied to the opening balance sheet as of January 1, 2018, and is not expected to have a material impact on the amount or timing of the future amounts of net income. Additional impacts could still result when the standard is first applied to revenue transactions during the first quarter of 2018.

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

In August 2016, the FASB issued ASU No. 2016-15 which provides new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We will be required to adopt the new guidance beginning with the first fiscal quarter of 2018; early adoption is permitted. We are currently assessing the impact the new guidance will have on our consolidated statements of cash flows.

In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation - Stock Compensation (Topic 718) about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications occurring on or after the adoption date. We do not expect the adoption of this standard to have a material impact on our financial statements.  For the year ended December 31, 2017, there were no modifications to the terms or conditions of a share-based payment award.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU No.2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management is required to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The provisions of this standard are effective for annual periods ending after December 31, 2016, and for annual and interim periods thereafter. We adopted this guidance this year and management believes our existing cash and cash equivalents as of December 31, 2017 are sufficient to fund our operations and do not raise substantial doubt about our ability to continue as a going concern.

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2016, the FASB issued ASU No. 2016-09- Improvements to Employee Share-Based Payment Accounting, which simplified the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the treatment of forfeitures, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We adopted ASU 2016-09 with effect from January 1, 2015. The adoption of this standard did not have an impact on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18 relating to restricted cash. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. This guidance is required to be adopted beginning with the first fiscal quarter of 2018; early adoption is permitted. We adopted this guidance effective June 30, 2017, which required us to include restricted cash within the beginning and ending balance of cash and cash equivalents for the year ended December 31, 2017. We had no restricted cash prior to adopting this guidance, thus we were not required to revise prior period statements of cash flows. The adoption of this guidance does not impact our financial position or results of operations.

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

Under the terms of the Merger Agreement, Nivalis issued shares of its common stock to Alpine’s stockholders, at an exchange rate of 0.4969 shares of Nivalis common stock, after taking into account the 1:4 reverse stock split, for each share of Alpine’s common stock and preferred stock outstanding immediately prior to the merger. The exchange rate was determined through arms’-length negotiations between Nivalis and Alpine. Nivalis also assumed all of the stock options outstanding under Alpine’s Amended and Restated 2015 Stock Plan, as amended (the “Alpine Plan”), and stock warrants for Alpine’s capital stock outstanding immediately prior to the merger, with such stock options and warrants henceforth representing the right to purchase a number of shares of the Nivalis common stock equal to 0.4969 multiplied by the number of shares of Alpine’s common stock or preferred stock previously represented by such options and warrants. Nivalis also assumed the Alpine Plan. Immediately after the merger, there were 13,881,645 shares of common stock outstanding. Immediately after the merger, Alpine’s former stockholders, warrantholders, and optionholders owned, or held rights to acquire, approximately 74% of the fully-diluted common stock of Nivalis, which for these purposes is defined as the outstanding common stock of Nivalis, plus “in the money” options and warrants to purchase shares of Nivalis’ common stock, assuming all “in the money” options and warrants of Nivalis outstanding immediately prior to the merger are exercised on a cashless basis immediately prior to the closing of the merger, with Nivalis’ stockholders, optionholders, and warrantholders immediately prior to the merger owning, or holding rights to acquire, approximately 26% of the fully diluted common stock of Nivalis. More than 74% of Nivalis’ common stock outstanding immediately after the merger was held by stockholders party to lock-up agreements, pursuant to which such stockholders have agreed, except in limited circumstances, not to sell, transfer, or engage in swap or similar transactions with respect to shares of Nivalis’ common stock, including, as applicable, shares received in the merger and issuable upon exercise of certain warrants and options, for a period of 180 days following the completion of the merger.

The issuance of shares of Nivalis’ common stock to our pre-existing stockholders was registered with the SEC pursuant to the Registration Statement. Immediately prior to the merger, we issued and sold an aggregate of approximately $17.0 million of shares of our capital stock to certain existing stockholders. For accounting purposes, our historical financial statements were not adjusted to reflect the merger, other than adjustments to the capital structure to reflect the historical capital structure of Nivalis. No other adjustments to our historical assets and liabilities were made as a result of the merger.

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

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Consideration Transferred

The fair value of the consideration transferred was based on the most reliable measure, which was determined to be the market price of Nivalis shares of common stock as of the acquisition date. The fair value of the consideration transferred consisted of the following (in thousands except share and per share amounts):

Outstanding Nivalis common stock	3,914,058
Per share fair value of Nivalis common stock	$9.60
Outstanding Nivalis stock options	421,992
Weighted average per share fair value of Nivalis stock options	$1.25
Total fair value of consideration	$38,103

Pursuant to the Merger Agreement, unvested Nivalis stock options immediately vested as of the closing of the business combination and were adjusted to give effect to the recapitalization.

Purchase Price Allocation

As Alpine was the accounting acquirer in the merger, we allocated the purchase price to the acquired tangible and intangible assets and assumed liabilities of Nivalis based on their estimated fair values as of the acquisition date. The excess of the estimated fair values of net assets acquired over the acquisition consideration paid was recorded as a bargain purchase gain in the consolidated statements of operations and comprehensive income (loss). The determination of the fair values of the assets acquired and liabilities assumed requires significant judgment, including third party valuation estimates relating to the value of the acquired IPR&D. The allocation of the purchase consideration to the assets acquired and liabilities assumed in our financial statements was finalized as of December 31, 2017.

Since the acquisition date, we have recorded adjustments to the allocation of the purchase consideration that included increases of $77,000 and $15,000 to other receivables and accrued liabilities, respectively, which resulted in a decrease of $62,000 in our bargain purchase gain. These purchase price adjustments are reflected in the accompanying consolidated balance sheet as of December 31, 2017. The final allocation of the purchase consideration is as follows (in thousands):

Assets:
Cash and cash equivalents	$31,130
Marketable securities	12,952
Other receivables	79
IPR&D	1,453
Total assets acquired	45,614
Liabilities:
Accrued liabilities	(401)
Deferred tax liability	(509)
Total liabilities assumed	(910)
Bargain purchase gain	(6,601)
Total	$38,103

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

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The bargain purchase gain resulted from expenses incurred by Nivalis between the time the purchase price was negotiated and the close of the transaction, and changes in the Nivalis stock price during that period as the exchange ratio was fixed when the purchase price was negotiated.

We recognized acquisition-related costs of $1.5 million for the year ended December 31, 2017. These costs are included within general and administrative expense in our consolidated statements operations and of comprehensive income (loss).

Pro Forma Financial Information

The following pro forma consolidated results of net loss for the years ended December 31, 2017 and 2016 assume the business combination was completed as of January 1, 2016 (in thousands, except per share amounts):

	Years Ended December 31,
	2017	2016
Pro forma revenues	$1,731	$2,950
Pro forma net loss	(18,327)	(32,695)
Pro forma basic and diluted net loss per share	$(1.32)	$(2.37)

For purposes of the pro forma disclosures above, the primary adjustments for the years ended December 31, 2017 include the elimination of acquisition related costs and acceleration of stock compensation expense upon the change in control.

4. Net Loss Per Share

We compute net loss per share attributable to common stockholders using the two-class method required for participating securities. We consider our convertible preferred stock to be participating securities. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. Net loss is not allocated to participating securities as there is no contractual obligation to share in net losses.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. Because of net losses recognized in each period, potential common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred shares into common shares have not been reflected in the calculation of diluted net loss per share due to the anti-dilutive effect. Diluted net loss per share, therefore, does not differ from basic net loss per share.

The basic and diluted net loss per share for the years ended December 31, 2017, 2016, and 2015 were computed based on the shares of common stock outstanding during the respective periods.  The net loss per share for the year ended December 31, 2017 includes the conversion 9,301,433 shares of our convertible preferred stock into common stock, and 3,914,058 shares acquired in connection with the merger.  The significant number of shares issued has affected the year-over-year comparability of our net loss per share calculations.

The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share attributable to common stockholders calculation because their effect would have been antidilutive for the periods presented:

	December 31,
	2017	2016	2015
Convertible preferred stock	—	4,311,770	1,212,436
Warrants to purchase common stock	24,123	12,422	12,422
Options to purchase common stock	1,611,996	520,739	401,688
Total	1,636,119	4,844,931	1,626,546

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Cash Equivalents and Short-Term Investments

The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

Assets:	December 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$5,680	$—	$—	$5,680
U.S. treasury bills	19,909	—	(21)	19,888
Corporate debt securities and commercial paper	53,390	—	(38)	53,352
Total	$78,979	$—	$(59)	$78,920

All short-term investments held as of December 31, 2017 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented. There were no short-term investments as of December 31, 2016.

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

At December 31, 2016, we had cash of $11.8 million and no assets measured using Level 1, Level 2, or Level 3 inputs. As of December 31, 2017, cash of $2.3 million is excluded from the fair value table below.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Assets:	December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$5,680	$—	$—	$5,680
U.S. treasury bills	19,888	—	—	19,888
Corporate debt securities and commercial paper	—	53,352	—	53,352
Total	$25,568	$53,352	$—	$78,920

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

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., probabilities of the occurrence of an early termination event).

In July 2017, in connection with the closing of the merger, our preferred stock warrants converted to common stock warrants. As a result of the change in the underlying shares, the warrants were equity-classified beginning on July 24, 2017. As of the date of conversion, we remeasured the fair value of the warrants, which resulted in a $1,000 decrease in fair value, which was recorded as other income in our accompanying consolidated statements of operations and comprehensive income (loss). See Note 10 for additional discussion of the warrants.

The following table shows the reconciliation of the Level 3 warrant liability measured and recorded at fair value on a recurring basis, using significant unobservable inputs (in thousands):

Estimated Fair Value
Balance as of January 1, 2017	$—
Fair value of warrants at issuance (June 30, 2017)	53,000
Change in fair value of warrant liability in connection with merger	(1,000)
Conversion of warrant liability to equity	(52,000)
Balance as of December 31, 2017	$—

7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,
	2017	2016
Prepaid research and development	$791	$—
Prepaid insurance	298	8
Prepaid other	91	28
Other receivables	128	—
Prepaid expenses and other current assets	$1,308	$36

8. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$1,161	$660
General equipment and furniture	110	74
Computer equipment and software	82	70
Leasehold improvements	47	6
Property and equipment, at cost	1,400	810
Less accumulated depreciation and amortization	(311)	(70)
Property and equipment, net	$1,089	$740

Depreciation expense was $241,000, $69,000 and 1,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued research and development	$197	$—
Accrued professional fees	112	5
Deferred compensation	—	61
Accrued taxes and licenses	30	61
Accrued other	43	43
Total	$382	$170

10. Long-term Debt

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

Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations, financial, or other condition. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. As such, as of December 31, 2017, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances; make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of December 31, 2017.

Also, in connection with the drawdown of the loan, we also granted the financial institution 7,069 Series A-1 Preferred Stock warrants at an exercise price of $12.38 per share. The fair value of the warrants on the date of issuance was $53,000, determined using the Black-Scholes option-pricing model, and was recorded as a discount to the note and as a warrant liability on the accompanying consolidated balance sheets. In connection with the merger and conversion of all outstanding Series A-1 preferred stock, the warrants became exercisable for 7,069 fully vested shares of our common stock. As a result of the change in the underlying shares, the warrants were equity-classified beginning on July 24, 2017.

The debt discount is being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. Non-cash interest expense associated with the amortization of the discount was $87,000, for year ended December 31, 2017. The unamortized discount was $341,000 as of December 31, 2017.

11. Commitments and Contingencies

Operating Lease

In 2016, we entered into a non-cancelable operating lease to rent office and laboratory space in Seattle, Washington. In April 2016, we amended the agreement to lease additional premises adjacent to our existing leased premises. Under our lease agreements, we lease approximately 11,158 square feet of office and laboratory space with an annual base rent of $566,000 in the first year, which will increase by 3% each year thereafter. The leases expire on December 31, 2019 and has two options to extend the lease term with each option enabling us to extend the lease term by twelve months. As required by the terms of the lease, in May 2017, we entered into a line of credit to establish collateral to support the security deposit in an amount of $132,000. This is recorded as restricted cash in the accompanying consolidated balance sheets.

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. The lease also requires us to pay additional amounts for operating and maintenance expenses. Rent expense was $529,000, $267,000 and $43,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments for our non-cancelable operating leases at December 31, 2017 are as follows (in thousands):

Minimum Lease Payments
2018	$605
2019	606
2020	—
2021	—
2022	—
Total future minimum lease payments	$1,211

In January 2018, we entered into a lease amendment for approximately 6,184 square feet of additional office and laboratory space adjacent to our existing leased premises in Seattle, Washington. The lease expires on December 31, 2019 and has two options to extend the lease term with each option enabling us to extend the lease term by twelve months. The annual base rent due under the lease is $295,000 for the first year and will increase by 3.0% each year thereafter. Lease payments in connection with this amendment are not included in the table above.

12. License and Collaboration Agreement

In October 2015, we entered into a Collaboration and Licensing Agreement with Kite Pharma, Inc. to discover and develop protein-based immunotherapies targeting the immune synapse to treat cancer. Under our agreement, we are to perform certain research services and grant to Kite an exclusive license to two programs from our transmembrane immunomodulatory protein (TIP™) technology, which Kite is planning to further engineer into chimeric antigen receptor (“CAR”) and T cell receptor (“TCR”) product candidates.

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

We recorded revenue of $1.7 million, $2.9 million and $492,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

13. Convertible Preferred Stock

Between January 2015 and November 2015, we issued and sold 1,212,436 shares of Series Seed convertible preferred stock and received a total of $610,000. In April 2016, we issued and sold an additional 1,272,064 shares of Series Seed convertible preferred stock and received a total of $640,000.

In June 2016, the we issued and sold 1,827,270 shares of Series A convertible preferred stock and received $10.3 million. We incurred $48,000 of issuance costs related to the June 2016 issuance. In March 2017, we issued and sold 707,330 shares of Series A convertible preferred stock and received a total of $4.0 million. In April 2017, prior to the execution and delivery of the Merger Agreement certain holders of our Series A-1 convertible preferred stock purchased 2,947,211 shares

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of Series A-1 preferred stock for $16.7 million in proceeds. Contemporaneously with the execution and delivery of the Merger Agreement certain of our pre-existing stockholders entered into a subscription agreement with us pursuant to which such stockholders purchased immediately prior to the closing of the merger 1,335,118 shares of our convertible preferred stock at a purchase price of $12.74 per share for an aggregate purchase price of approximately $17.0 million.

Upon the closing of the merger, all outstanding shares of our convertible preferred stock converted into 9,301,433 shares of common stock. As of December 31, 2017, we do not have any convertible preferred stock outstanding.

A summary of convertible preferred stock as of December 31, 2016 is as follows (amounts in thousands, except share and per share data):

	December 31, 2016
	Issued Price per Share	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Carrying Value
Series Seed	$0.51	5,000,000	2,484,500	$1,250	$1,250
Series A	$5.66	17,081,852	1,827,270	10,333	10,285
Total		22,081,852	4,311,770	$11,583	$11,535

The convertible preferred stock had the following rights, preferences and privileges: full voting rights and powers as common stock on an as-converted basis, dividends at a rate of six percent of the original issue price per share per annum, rights and obligations to participate in future tranches, optional conversion features, mandatory conversion features, special conversion features and a liquidation preference of $5.66 per share plus any declared but unpaid dividends.

Preferred Stock Warrants

In connection with our drawdown of a term loan on June 30, 2017, we granted the lender 7,069 of fully vested Series A-1 preferred stock warrants at an exercise price of $12.38 per share and a term of ten years. The fair value of the warrants on the date of issuance was $53,000 and was recorded as a discount to the note and as a warrant liability within the accompanying consolidated balance sheets. The warrants were initially classified as a liability because the underlying to the warrants were puttable shares.

On July 24, 2017, in connection with the merger and conversion of all outstanding Series A-1 preferred stock, the warrants became exercisable for 7,069 fully vested shares of our common stock. As a result of the change in the underlying shares, the warrants were equity-classified beginning on July 24, 2017. As a result of the equity classification, the warrant liability was remeasured as of July 24, 2017 and the change in fair value was recognized within other (income) expense in our consolidated statements of operations and comprehensive income (loss) and the carrying value of the revised warrant liability was reclassified to additional paid-in capital within stockholders’ deficit.

14. Stockholders’ Deficit

Common Stock

We had 13,831,178 and 608,701 shares of common stock outstanding as of December 31, 2017 and 2016, respectively. Shares of common stock reserved for future issuance were as follows:

	December 31,
	2017	2016
Shares to be issued upon conversion of convertible preferred stock	—	4,311,770
Shares to be issued upon exercise of outstanding stock options	1,611,996	520,739
Shares to be issued upon conversion of common stock warrants	24,123	12,422
Shares available for future stock grants	576,722	545,078
Shares to be issued under employee stock purchase plan	45,211	—
Shares of common stock reserved for future issuance	2,258,052	5,390,009

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2017, we repurchased 50,467 shares of unvested common stock issued to one of our former employees for the original purchase price of $0.002 per share.

Common Stock Warrants

In connection with our drawdown of a term loan on June 30, 2017, we granted the lender 7,069 of fully vested Series A-1 preferred stock warrants at an exercise price of $12.38 per share and a term of ten years. On July 24, 2017, in connection with the merger and conversion of all outstanding Series A-1 preferred stock, the warrants became exercisable for 7,069 fully vested shares of our common stock. Additionally, in connection with the merger, we assumed 4,632 fully vested warrants to purchase common stock at an exercise price of $97.12.

We have also issued common stock warrants on two occasions to certain non-employee professional advisers. On each occasion, the warrants were convertible into 12,422 shares of common stock. The warrants issued on April 24, 2015 had an exercise price of $0.11 per share, a vesting commencement date of October 1, 2014, and vested ratably over 24 months. These warrants were exercised in full on March 20, 2017. The warrants issued on April 12, 2017 have an exercise price of $5.02 per share, a vesting commencement date of March 29, 2017, and vest ratably over 48 months. Stock-based compensation expense related to these warrants is included in general and administrative expenses for all periods presented

Equity Incentive Plans

In July 2017, in connection with the merger, we assumed Nivalis’ Employee Stock Purchase Plan (the ESPP). Upon assumption of the ESPP, there were 45,211 shares available for issuance under the ESPP. As of December 31, 2017, we have not activated the ESPP.

In July 2017, in connection with the merger, we assumed Nivalis’ 2015 Equity Incentive Plan (the “2015 EIP”). The 2015 EIP provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other stock-based awards to our employees, directors and consultants. Upon assumption of the 2015 EIP, a total of 658,275 shares of common stock were authorized for issuance. The 2015 EIP provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2015 EIP on January 1 of each calendar year, through January 1, 2025. The number of shares added each year will be equal to: (a) 5% of the total number of shares of common stock issued and outstanding on December 31 of the preceding calendar year; or (b) such lesser number of shares of common stock approved by the Board of Directors on or prior to such immediately preceding December 31. On January 1, 2018 a total of 691,558 additional shares were automatically added to the shares authorized for issuance under the 2015 EIP.

In February 2015, our board of directors approved the 2015 Stock Plan (the “2015 Plan”) to provide incentive stock options and non-qualified stock options to employees, non-qualified stock options to members of the board of directors and advisory board, and non-employees. The terms of the stock awards, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2015 Plan. Stock options granted under the 2015 Plan generally vest within four years and vested options are exercisable from the grant date until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of the Company. We grant stock options to employees with exercise prices equal to the fair value of our common stock on the date of grant. The term of incentive stock options may not exceed ten years from the date of grant.

As of December 31, 2017, a total of 2,370,395 shares of common stock were authorized for issuance under our 2015 Plan and 2015 EIP, of which 576,722 shares were available for future grants.

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of stock option activity under our plans is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	401,688	$0.42
Granted	512,844	$0.53
Exercised	(111,802)	$0.45
Forfeited/Expired	(281,991)	$0.45
Outstanding at December 31, 2016	520,739	$0.51	9.22	$179
Options assumed in the merger	421,992	$22.97
Options assumed in the merger, expired during period	(253,194)	$30.66
Granted	997,368	$4.94
Exercised	(45,031)	$0.45
Forfeited/Expired	(29,878)	$4.72
Outstanding at December 31, 2017	1,611,996	$4.32	8.35	$11,525
Vested and expected to vest after December 31, 2017	1,611,996	$4.32	8.35	$11,525
Exercisable at December 31, 2017	377,550	$5.39	5.70	$2,600

As of December 31, 2017 there was $4.1 million of unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 3.3 years. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2017 was $18,000. The total fair value of shares vested during the year ended December 31, 2017 was $139,000.

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes option pricing model requires us to make certain estimates and assumptions, including assumptions related to the expected price volatility of our stock, the period during which the options will be outstanding, the rate of return on risk-free investments, and the expected dividend yield of our stock. The fair values of stock options granted to employees were calculated using the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Weighted-average estimated fair value	$4.69	$0.42	$0.38
Risk-free interest rate (1)	1.90% - 2.26%	1.14% - 2.24%	1.79% - 2.24%
Expected term of options (in years) (2)	5.69 - 6.32	5.22 – 7.00	5.21 - 10.00
Expected stock price volatility (3)	72% - 83%	72% - 79%	70% - 85%
Expected dividend yield (4)	—%	—%	—%

(1)	The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.
(2)

We used the “simplified method” for options to determine the expected term of stock option granted to employees. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

(3)

Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. We analyzed the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price.

(4)	We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of each non-employee stock option is estimated at the date of grant using the Black-Scholes option pricing model and are remeasured over the vesting term, as earned. Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life.

Stock-based compensation expense is classified in the statements of operations as follows (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Employee:
Research and development	$183	$14	$—
General and administrative	588	53	10
Non-Employee:
Research and development	52	5	2
General and administrative	15	5	4
Total stock-based compensation expense	$838	$77	$16

In May 2016 we extended the vesting period of 567,500 unvested share options held by 5 employees. As a result of this modification, we recognized additional compensation expense of $4,000 for the year ended December 31, 2016.

15. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act incorporates broad and complex changes to the U.S. tax code. The main provision of the Tax Act that is applicable to us is the reduction of a maximum federal tax rate of 35% to a flat tax rate of 21%, effective January 1, 2018. We incorporated the change in federal tax rates in our annual tax provision. As a result of the rate change, we reduced our net deferred tax asset balance by $2.0 million, with a corresponding reduction to our valuation allowance of $2.2 million, resulting in a deferred income tax benefit of $200,000. At December 31, 2017, we have not completed accounting for the tax effects of Tax Act.  We have made reasonable estimates of the effects of the Tax Act on existing deferred tax balances. We will continue to refine our calculations as additional analysis is completed. Our estimates may be affected as we gain a more thorough understanding of the Tax Act.

Our entire income (loss) before taxes is considered domestic (United States) as we have no foreign operations.

We received $5.5 million in advanced payments from Kite in 2015. As of December 31, 2016, $2.0 million of this $5.5 million was deferred for financial reporting purposes but was included in taxable income for the year ended December 31, 2016. As a result of this timing difference, we incurred current federal and state income tax expense in the year ended December 31, 2016. We expect to be in a loss position for tax purposes in 2017 and thereafter for the foreseeable future.

The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2017	2016
Current:
U.S. - Federal	$(1)	$4
U.S. - State	5	62
Total current	4	66
Deferred:
U.S. - Federal	(204)	—
U.S. - State	—	—
Total deferred	(204)	—
Total income tax expense	$(200)	$66

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2017	2016
U.S. Statutory rate	35.0%	34.0%
Effect of:
State taxes (net of federal benefit)	(1.6%)	5.6%
Permanent differences	(0.1%)	(0.3%)
Federal research and development credit	4.4%	9.4%
Change in valuation allowance	(19.4%)	(54.0%)
Benefit of a lower tax rate	0.2%	0.9%
Stock-based compensation	(2.6%)	(1.2%)
Non-deductible merger costs	(17.6%)	(—%)
Bargain purchase gain	28.9%	(—%)
Tax rate change	(24.7%)	(—%)
Effective income tax rate	2.5%	(5.6%)

We recorded a tax benefit of $200,000 for the year ended December 31, 2017 and tax expense of $66,000 for the year ended December 31, 2016, representing effective tax rates of 2.5% and (5.6)% for the years ended December 31, 2017 and 2016, respectively. The difference between the U.S. federal statutory tax rate of 35% and our effective tax rate in all periods is primarily due to a full valuation allowance related to our deferred tax assets, the generation, and consumption of, federal R&D tax credits, and, specific to 2017, a change in future federal income tax rates due to tax reform, non-deductible transaction costs, and the non-taxable bargain purchase gain recorded on the Nivalis merger.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss	$2,475	$—
Deferred compensation	—	24
Research and development credits	458	103
Intangible asset basis	—	16
Deferred revenue	58	800
Deferred rent	24	58
Stock based compensation	810	3
Other	12	—
Gross deferred tax assets	3,837	1,004
Valuation allowance	(3,722)	(786)
Total deferred tax assets, net of valuation allowance	115	218
Deferred tax liabilities:
Prepaid expenses	(63)	(12)
Fixed asset basis	(110)	(206)
Intangible asset basis	(247)
Total deferred tax liability	(420)	(218)
Net deferred tax assets and liabilities	$(305)	$—

As part of the merger with Nivalis, we identified $1.5 million of acquired IPR&D. IPR&D acquired in a business combination is an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts. Once the R&D efforts are completed or abandoned, the IPR&D will either be impaired or amortized over the asset life as a finite-lived intangible.

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As the acquired IPR&D is not completed, and has not been abandoned, it is considered indefinite-lived for accounting purposes. Any future reversal of a deferred tax liability resulting from IPR&D costs cannot be scheduled for tax purposes and therefore cannot be considered as a source of future taxable income. Thus, we have recorded a deferred tax liability of $305,000 as a result of the acquired IPR&D having a financial reporting basis of $1.5 million and a tax basis of zero.

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses, uncertainty of future taxable income, and the accumulated deficit, we provided a full valuation allowance against our deferred tax assets. The valuation allowance increased by $2.9 million and $629,000 during the year ended December 31, 2017 and December 31, 2016, respectively.

We have net operating loss carryforwards as follows (in thousands):

	December 31,
	2017	2016
Federal	$11,784	$—

Federal and state net operating loss carryforwards would begin to expire in 2037.

We have net research and development tax credit carryforwards as follows (in thousands):

	December 31,
	2017	2016
Federal	$458	$103

Federal research and development tax credit carryforwards begin to expire in 2035.

Current tax laws impose substantial restrictions on the utilization of R&D credit and net operating loss carryforwards in the event of an ownership change, as defined by the Internal Revenue Code Section 382 and 383. Such an event may limit our ability to utilize our net operating losses and R&D tax credit carryforwards. Under Internal Revenue Code Section 382 and 383, the Q3 2017 merger with Nivalis is likely considered an ownership change with respect to the potential limitation of the Nivalis federal tax credits and net operating losses. As such, it is likely that any future utilization of Nivalis federal tax credits and net operating losses is substantially limited.

Therefore, as of December 31, 2017, all Nivalis tax credit and net operating loss carryforwards have been reduced to zero.

We account for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby we first determine whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The following table summarized the activity related to unrecognized tax benefits (in thousands):

	December 31,
	2017	2016
Unrecognized benefits – beginning of year	$34	$7
Gross decreases – prior year tax positions	(4)	—
Gross increases – current year tax positions	84	27
Unrecognized benefit – end of year	$114	$34

All of the unrecognized tax benefits as of December 31, 2017 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $114,000 of unrecognized tax benefits would affect our effective tax rate,

ALPINE IMMUNE SCINECES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest or penalties related to unrecognized tax benefits for 2017 and 2016.

We do not expect any significant change in our unrecognized tax benefits during the next twelve months.

Our material income tax jurisdictions are the United States (federal), and California (state). We are subject to audit for tax years 2012 and forward for federal purposes, and 2015 and forward for California.

16. Related Party Transactions

We have a shared services agreement with Alpine BioVentures GP, LLC, pursuant to which we incurred costs of $0, $17,000 and $47,000 years ended December 31, 2017, 2016 and 2015, respectively. We had an accrual of $5,000 related to the shared services agreement at December 31, 2016, which was paid in April 2017.

17. 401(k) Retirement Plan

We have adopted a 401(k) plan. To date, we have not matched employee contributions to the plan. All employees are eligible to participate, provided they meet the requirements of the plan.