Form 10-Q
period 2018-03-31
ALPINE IMMUNE SCIENCES, INC.
filed 2018-05-14
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2018, the registrant had 13,849,562 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,446	$8,000
Short-term investments	69,206	73,240
Prepaid expenses and other current assets	1,335	1,308
Total current assets	77,987	82,548
Restricted cash	132	132
Property and equipment, net	1,127	1,089
Intangible assets	1,453	1,453
Total assets	$80,699	$85,222
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$528	$193
Accrued liabilities	586	382
Deferred revenue	240	277
Deferred rent, current portion	66	48
Current portion of long-term debt	1,508	995
Total current liabilities	2,928	1,895
Deferred rent, long-term portion	67	66
Deferred tax liability	253	305
Long-term debt	3,570	4,039
Total liabilities	6,818	6,305
Commitments and contingencies
Convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; zero shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 13,896,551 shares issued and 13,846,084 shares outstanding at March 31, 2018; 13,881,645 shares issued and 13,831,178 shares outstanding at December 31, 2017	14	14
Treasury stock, at cost; 50,467 shares at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	88,864	88,346
Accumulated other comprehensive loss	(105)	(59)
Accumulated deficit	(14,892)	(9,384)
Total stockholders’ equity	73,881	78,917
Total liabilities, convertible preferred stock, and stockholders’ equity	$80,699	$85,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Collaboration revenue	$315	$737
Operating expenses:
Research and development	3,792	1,858
General and administrative	2,108	873
Total operating expenses	5,900	2,731
Loss from operations	(5,585)	(1,994)
Other income (expense):
Interest expense	(78)	—
Interest and other income	305	5
Loss before taxes	(5,358)	(1,989)
Income tax expense	52	—
Basic and diluted net loss attributable to common stockholders	$(5,306)	$(1,989)
Comprehensive loss:
Unrealized loss on investments	(46)	—
Comprehensive loss	$(5,352)	$(1,989)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	13,844,731	615,844
Basic and diluted net loss per share attributable to common stockholders	$(0.38)	$(3.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Operating activities
Net loss	$(5,306)	$(1,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	80	46
Non-cash interest expense	44	—
Deferred income tax	(52)	—
Stock-based compensation and warrant expense	511	52
Changes in operating assets and liabilities:
Prepaid expenses	(27)	(134)
Accounts payable	335	199
Deferred revenue	(239)	(737)
Accrued liabilities	204	406
Deferred rent and other	19	(7)
Net cash used in operating activities	(4,431)	(2,164)
Investing activities
Purchases of property and equipment	(118)	(108)
Purchase of short-term investments	(37,037)	—
Proceeds from the sale of short-term investments	41,025	—
Net cash provided by (used in) investing activities	3,870	(108)
Financing activities
Proceeds from sale of preferred stock	—	4,000
Proceeds from exercise of stock options and common stock warrants	7	21
Net cash provided by financing activities	7	4,021
Net (decrease) increase in cash and cash equivalents and restricted cash	(554)	1,749
Cash and cash equivalents and restricted cash, beginning of period	8,132	11,819
Cash and cash equivalents and restricted cash, end of period	$7,578	$13,568
Supplemental Information
Cash paid for interest	$34	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited)

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
Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include recoverability and useful lives of intangible assets and the fair value of equity based awards.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. The results of our operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years December 31, 2017 and 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission ("SEC") on March 28, 2017 ("Annual Report").
Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for share, per share and par value amounts.
Restricted Cash
Restricted cash represents cash drawn on a line of credit used to establish collateral to support the security deposit on our operating lease to rent office and laboratory space in Seattle, Washington.
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our steps for recognizing revenue consist of; (1) identifying the contract, (2) identifying the performance obligations as either distinct or bundled goods and services, (3) determining the transaction price associated with each performance obligation for which we expect to be entitled in exchange for transferring such goods and services, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue upon satisfaction of performance obligations.
Our revenue is primarily derived from our License and Research Agreement (the “Collaboration Agreement”) with Kite Pharma, Inc. (“Kite”), which contains multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales.
We allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices at the inception of the contract based on our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying condensed consolidated balance sheets and recognized as revenue when the related revenue recognition criteria are met. We recognize revenue under the Collaboration Agreement based on employee hours contributed to each performance obligation.

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
We review the contributed employee hours for each performance obligation under the Collaboration Agreement, and adjust the revenue recognized to reflect changes in assumptions relating to the estimated satisfaction of the performance obligation. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the timing of revenue recorded in future periods could be materially impacted.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and certain changes in equity excluded from net income (loss). For the three months ended March 31, 2018, other comprehensive loss consists of unrealized losses on our short-term investments. There was no difference between comprehensive income (loss) and net income (loss) for the three months ended March 31, 2017.
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
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended ("new revenue standard" or "ASC 606"), which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASC 606 implements a five-step process for customer contract revenue recognition focusing on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASC 606 is effective for reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted the new accounting standard and all of the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The cumulative effect of the changes related to the adoption of the new revenue standard and increased our beginning balances in accumulated deficit and deferred revenue by $203,000 within our condensed consolidated balance sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Our Collaboration Agreement with Kite is the only contract that impacted the adoption of the new revenue standard. Prior to the adoption of the new revenue standard, we recognized revenue under the Collaboration Agreement based upon the estimated performance periods related to the non-refundable upfront payments we received from Kite. Under the new standard, we recognize revenue based on employee hours contributed to each performance obligation.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated financial statements as of and for the three months ended March 31, 2018 is as follows (in thousands):

	As Reported	Adjustments	Balance without Adoption of ASC 606
Condensed Consolidated Balance Sheets
Liabilities
Deferred revenue	$240	$(91)	$149
Stockholders’ equity
Accumulated deficit	(14,892)	91	(14,801)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Collaboration revenue	$315	$(112)	$203
Net loss	(5,306)	(112)	(5,418)
In August 2016, the FASB issued ASU No. 2016-15 which provides new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted this new standard effective January 1, 2018. The adoption of this standard did not impact our financial statements.
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation - Stock Compensation (Topic 718) about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications occurring on or after the adoption date. We adopted this new standard effective January 1, 2018. The adoption of this standard did not have an impact on our financial statements. For the quarter ended March 31, 2018, there were no modifications to the terms or conditions of a share-based payment award.
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
Under the terms of the Merger Agreement, Nivalis issued shares of its common stock to Alpine’s stockholders, at an exchange rate of 0.4969 shares of Nivalis common stock, after taking into account the 1:4 reverse stock split, for each share of Alpine’s common stock and preferred stock outstanding immediately prior to the merger. The exchange rate was determined through arms-length negotiations between Nivalis and Alpine. Nivalis also assumed all of the stock options outstanding under Alpine’s Amended and Restated 2015 Stock Plan, as amended (the “Alpine Plan”), and stock warrants for Alpine’s capital stock outstanding immediately prior to the merger, with such stock options and warrants henceforth representing the right to purchase a number of shares of the Nivalis common stock equal to 0.4969 multiplied by the number of shares of Alpine’s common stock or preferred stock previously represented by such options and warrants. Nivalis also assumed the Alpine Plan. Immediately after the merger, there were 13,881,645 shares of common stock outstanding. Immediately after the merger, Alpine’s former stockholders, warrantholders, and optionholders owned, or held rights to acquire, approximately 74% of the fully-diluted common stock of Nivalis, which for these purposes is defined as the outstanding common stock of Nivalis, plus “in the money” options and warrants to purchase shares of Nivalis’ common stock, assuming all “in the money” options and warrants of Nivalis outstanding immediately prior to the merger are exercised on a cashless basis immediately prior to the closing of the merger, with Nivalis’ stockholders, optionholders, and warrantholders immediately prior to the merger owning, or holding rights to acquire, approximately 26% of the fully diluted common stock of Nivalis. More than 74% of Nivalis’ common stock outstanding immediately after the merger was held by stockholders party to lock-up agreements, pursuant to which such stockholders have agreed, except in limited circumstances, not to sell, transfer, or engage in swap or similar transactions with respect to shares of Nivalis’ common stock, including, as applicable, shares received in the merger and issuable upon exercise of certain warrants and options, for a period of 180 days following the completion of the merger.

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
In addition to the operating assets and liabilities of Nivalis, we also acquired Nivalis’ tax attributes, which primarily consisted of net operating losses which begin to expire in 2032. Our ability to utilize the tax attributes of Nivalis may be limited under Section 382 of the U.S. Internal Revenue Service and as such, have been reserved. We recorded a deferred tax liability related to future tax benefits arising from in-process research and development ("IPR&D") acquired in the Merger. The combined organization is focusing on the development and commercialization of our innovative immunotherapies. Following the merger, the increased cash resources and increased access to capital of the combined organization will help to support the clinical development of our products.
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

Fair Value
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
We recognized acquisition-related costs of $280,000 for the three months ended March 31, 2017. These costs are included within general and administrative expense in our condensed consolidated statements operations and of comprehensive income (loss).
Pro Forma Financial Information
The following pro forma consolidated results of net loss for the three months ended March 31, 2017 assume the business combination was completed as of January 1, 2017 (in thousands, except per share amounts):

Three Months Ended March 31, 2017
Pro forma revenues	$737
Pro forma net loss	(10,494)
Pro forma basic and diluted net loss per share	$(0.76)

For purposes of the pro forma disclosures above, the primary adjustments for the three months ended March 31, 2018 include the elimination of acquisition related costs and acceleration of stock compensation expense upon the change in control. There was no difference in our pro forma financial information for the three months ended March 31, 2018.
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
Basic net loss per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted-average common shares outstanding. Because of net losses recognized in each period, potential common shares issuable upon the exercise of outstanding stock options and warrants and the conversion of preferred shares into common shares have not been reflected in the calculation of diluted net loss per share due to the anti-dilutive effect. Diluted net loss per share, therefore, does not differ from basic net loss per share.
The basic and diluted net loss per share for the three months ended March 31, 2018 was computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the three months ended March 31, 2018 includes the conversion 9,301,433 shares of our convertible preferred stock into common stock, and 3,914,058 shares acquired in connection with the merger. The significant number of shares issued has affected the year-over-year comparability of our net loss per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share attributable to common stockholders calculation because their effect would have been anti-dilutive for the periods presented:

	March 31,
	2018	2017
	(unaudited)
Convertible preferred stock	—	5,019,000
Warrants to purchase common stock	24,123	—
Options to purchase common stock	1,942,712	857,819
Total	1,966,835	5,876,819

5. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	March 31, 2018
Assets:	(unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$5,955	$—	$—	$5,955
U.S. treasury bills	14,367	—	(26)	14,341
Corporate debt securities and commercial paper	54,944	—	(79)	54,865
Total	$75,266	$—	$(105)	$75,161

	December 31, 2017
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$5,680	$—	$—	$5,680
U.S. treasury bills	19,909	—	(21)	19,888
Corporate debt securities and commercial paper	53,390	—	(38)	53,352
Total	$78,979	$—	$(59)	$78,920
All short-term investments held as of March 31, 2018 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.

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
As of March 31, 2018 and December 31, 2017, cash of $1.5 million and $2.3 million, respectively, is excluded from the following fair value table below. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2018
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$5,955	$—	$—	$5,955
U.S. treasury bills	14,341	—	—	14,341
Corporate debt securities and commercial paper	—	54,865	—	54,865
Total	$20,296	$54,865	$—	$75,161

	December 31, 2017
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$5,680	$—	$—	$5,680
U.S. treasury bills	19,888	—	—	19,888
Corporate debt securities and commercial paper	—	53,352	—	53,352
Total	$25,568	$53,352	$—	$78,920
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
7. Accrued Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued research and development	$95	$197
Accrued professional fees	395	112
Accrued taxes and licenses	17	30
Accrued other	79	43
Total	$586	$382

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
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations, financial, or other condition. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. As such, as of March 31, 2018, the classification of the loan is split between current and noncurrent based on the timing of payment obligations.  The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances; make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of March 31, 2018.
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
The debt discount is being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. Non-cash interest expense associated with the amortization of the discount was $44,000 for the three months ended March 31, 2018. The unamortized discount was $298,000 as of March 31, 2018.
9. Commitments and Contingencies
Operating Lease
We lease laboratory and office space under an operating lease in Seattle, Washington. In January 2018, we entered into a lease amendment for approximately 6,184 square feet of additional office and laboratory space adjacent to our existing leased premises. The lease expires on December 31, 2019 and has two options to extend the lease term with each option enabling us to extend the lease term by twelve months. The annual base rent due under the amendment is $295,000 for the first year and will increase by 3.0% each year thereafter.
10. License and Collaboration Agreement
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
Under the terms of the Collaboration Agreement, Kite made upfront payments to us of $5.5 million, which were initially recorded as deferred revenue. As of March 31, 2018, we are eligible to receive milestone payments based upon the successful achievement of pre-specified research, clinical, and regulatory milestones totaling up to $530.0 million plus royalty payments on product sales, if any. Kite will receive an exclusive, worldwide license to research, develop, and commercialize engineered autologous T cell therapies incorporating two programs coming from our platform.
In October 2017, we entered into an amendment with Kite to extend the research term of the Collaboration Agreement. Under the amended agreement, we are eligible to receive an additional $450,000 in research support payments from Kite in two tranches (instead of a single tranche as previously contemplated by the original Collaboration Agreement) (the “Amendment”). We recorded revenue of $240,000 and $737,000 for the three months ended March 31, 2018 and 2017, respectively.
On January 1, 2018, we adopted the new revenue standard using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The cumulative effect of the changes related to the adoption of the new revenue standard increased our beginning balances in accumulated deficit and deferred revenue by $203,000 within our condensed consolidated balance sheet. Prior to the adoption of the new revenue standard, we recognized revenue under the Collaboration Agreement based upon the estimated performance periods related to the non-refundable upfront payments we received from Kite. Under the new standard, we recognize revenue based on employee hours contributed to each performance obligation. We recognized $112,000 in higher revenue for the three months ended March 31, 2018, as compared to what would have been recorded under previous accounting guidance.
11. Stockholders’ Deficit
Stock-Based Compensation Expense
 We use the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees at the grant date. We recognize the fair value of stock-based compensation as compensation expense over the requisite service period, which is the vesting period. We also record stock options and other stock-based compensation issued to non-employees at fair value as of the date of grant using the Black-Scholes option pricing model. Non-employee awards are remeasured to reflect the current fair value at each reporting period and expense is recognized over the related vesting period. Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options with the exception that the expected term is over the contractual life.
Stock-based compensation and warrant expense is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Employee:
Research and development	$197	$13
General and administrative	308	27
Non-Employee:
Research and development	1	12
General and administrative	5	—
Total stock-based compensation expense	$511	$52
12. Income Taxes
In December 2017, the SEC issued Staff Accounting Bulletin (SAB) 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. During the first quarter of 2018, we did not receive any additional information regarding these provisional calculations, except as disclosed in this footnote. As a result, we continue to anticipate finalizing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018.
We are subject to income taxes in the United States and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Our effective tax rate for the three-month period ended March 31, 2018 was 0.98%. The difference between the effective tax rate of 0.98% and the U.S. federal statutory rate of 21% for the three-month period ended March 31, 2018 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of March 31, 2018, we determined that, based on all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore we continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.
As part of the merger, we identified $1.5 million of acquired IPR&D. IPR&D acquired in a business combination is an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts. Once the research and development efforts are completed or abandoned, the IPR&D will either be impaired or amortized over the asset life as a finite-lived intangible.
As the acquired IPR&D is not completed, and has not been abandoned, it is considered indefinite-lived for accounting purposes. Any future reversal of a deferred tax liability resulting from IPR&D costs cannot be scheduled for tax purposes and therefore cannot be considered as a source of future taxable income. Thus, as of December 31, 2017, we had recorded a deferred tax liability of $305,000 as a result of the acquired IPR&D having a financial reporting basis of $1.5 million and a tax basis of $0. However, we are projecting a large NOL for the 2018 tax year, and under the newly reformed U.S. corporate income tax laws, federal NOLs incurred during 2018 are carried forward indefinitely. As such, the indefinite nature of the estimated 2018 NOL is such that it can be scheduled against the indefinite lived intangible, thus eliminating the need to record a deferred tax liability outside of the valuation allowance. Accordingly, we have calculated an annual estimated tax rate of 0.98%, which represents the estimated annual benefit of the removal of the deferred tax liability, and have applied the rate to the quarterly results from continuing operations, arriving at a tax benefit for the quarter of $52,000.
Current tax laws impose substantial restrictions on the utilization of R&D credit and net operating loss carryforwards in the event of an ownership change, as defined by the Internal Revenue Code Section 382 and 383. Such an event may limit our ability to utilize net operating losses and R&D tax credit carryforwards. Under Internal Revenue Code Section 382 and 383, the third quarter 2017 merger with Nivalis Therapeutics is likely considered an ownership change with respect to the potential limitation of the Nivalis Therapeutics federal tax credits and net operating losses. As such, it is likely that any future utilization of Nivalis Therapeutics federal tax credits and net operating losses is substantially limited. Therefore, all Nivalis Therapeutics tax credit and net operating loss carryforwards have been reduced to $0.
Our net operating loss carry forward amounts expire starting in 2037, while our federal research and development tax credit carry forward amounts expire starting in 2035. As of December 31, 2017, we had accumulated approximately $12.0 million of federal tax losses and $0 (tax effected) of state tax losses, and $600,000 in federal research and development tax credits.
Due to our operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which we are subject. In the event we are assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.
Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained. We have an uncertain tax position on our research and development credits as of the three month period ended March 31, 2018. However, no deferred asset is recorded for the credits due to the full valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operation for the year ended December 31, 2017, included in our Annual Report on Form 10-K, or the “Annual Report, filed with the SEC on March 28, 2018.
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify additional products or product candidates;

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;

•	our ability to obtain funding for our operations;

•	the implementation of our business model and strategic plans for our business and technology;

•	the timing of the commencement, progress and receipt of data from any of our preclinical and potential clinical trials;

•	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our technology and product candidates;

•	the timing or likelihood of regulatory filings and approvals;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the rate and degree of market acceptance and clinical utility of any future products;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes;

•	developments relating to our competitors and our industry; and

•	our expectations regarding licensing, acquisitions and strategic operations.

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
Overview
We are a development-stage immunotherapy company focused on developing treatments for autoimmune/inflammatory diseases and cancer. Our proprietary scientific platform produces Variant Immunoglobulin Domains, or vIgDs, using a process known as directed evolution to create therapeutics potentially capable of modulating the human immune system.
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

Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, and other research and development activities. To date, we have financed operations primarily through private placements of convertible preferred stock, funds received from a license and research agreement, debt, and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through March 31, 2018, we have raised an aggregate of $103.8 million to fund operations, of which $49.2 million was from the sale of convertible preferred stock, $5.5 million was through a license and research agreement, $5.0 million obtained from a long-term loan, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of March 31, 2018, we had cash, cash equivalents, and short-term investments totaling $76.7 million.
Our net loss was $5.3 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

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
We do not expect to generate product revenue unless and until we successfully complete development of, obtain marketing approval for and commercialize our product candidates, either alone or in collaboration with third parties. We expect these activities will take a number of years and our success in these efforts is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the regulatory approval and commercialization of any of our product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operating activities through public or private equity or debt financings, collaborations or licenses, capital lease transactions, or other available financing transactions. However, additional capital may not be available on reasonable terms, if at all, and if we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. Management’s discussion and analysis of financial condition and results of operations is based upon the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which we prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.
Business Combination with Nivalis
On April 18, 2017, we entered into a merger agreement, or the Merger Agreement, with Nivalis, a public biotechnology company. Upon the closing of the merger, (1) a wholly-owned subsidiary of Nivalis merged with and into Alpine, with Alpine (renamed continuing as "AIS Operating Co., Inc.") remaining as the surviving entity; and (2) Nivalis was renamed as "Alpine Immune Sciences, Inc.". On July 24, 2017, the business combination of Alpine and Nivalis was completed. Under the terms of the Merger Agreement, Alpine’s preexisting stockholders, warrantholders and optionholders received approximately 76% of the fully-diluted shares of common stock of the combined organization in exchange for the transfer of all of Alpine’s common stock. This transaction was consummated to provide us with increased access to sources of capital and a broader range of investors to support the clinical development of our products. The acquired assets and liabilities of Nivalis are included in our condensed consolidated balance sheet as of March 31, 2018 and Nivalis’ results of operations and cash flows for the period from July 25, 2017 through March 31, 2018 are included in our condensed consolidated statement of comprehensive income and cash flows for the period from July 25, 2017 through March 31, 2018. See notes to the condensed consolidated financial statements included in this Form 10-Q for further information regarding the business combination.
Financial Overview
Revenue
Collaboration and Licensing Revenue
We derive our revenue primarily from our License and Research Agreement (the “Collaboration Agreement”), with Kite Pharma, Inc., or Kite. In October 2015, we entered into the Collaboration Agreement providing Kite with access to two transmembrane immunomodulatory protein, or TIP, programs for use in Kite’s engineered cellular therapy programs. We received $5.5 million in upfront cash and are eligible to receive up to $530.0 million upon successful achievement of pre-specified research, clinical, and regulatory milestones in addition to royalties on any products containing our TIPs. In the collaboration, we provide the TIPs and perform in vitro testing, while Kite is responsible for in vivo testing, manufacturing, and clinical trials. Kite will receive an exclusive, worldwide license to research, develop, and commercialize engineered autologous T cell therapies incorporating two TIP programs coming from our platform.
On October 20, 2017, we entered into an amendment, or the Amendment, with Kite to extend the research term of the Collaboration Agreement. Under the Amendment, we are eligible to receive an additional $450,000 in research support payments from Kite in two tranches (instead of a single tranche as previously contemplated by the Collaboration Agreement). The Amendment also amended and restated the original research plan. We have adjusted our expected recognition period of the remaining deferred upfront payments over the expected life of the amended research plan and will recognize the potential $450,000 in additional research support only when the stated milestones have been completed.
We have recognized $5.2 million in revenue from inception through March 31, 2018 related to the Collaboration Agreement. We may generate revenue in the future from milestone payments made pursuant to the Collaboration Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate will fluctuate from quarter to quarter.
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
We incurred $3.8 million and $1.9 million in research and development expenses for three months ended March 31, 2018 and 2017, respectively. We plan to increase our research and development activities for the foreseeable future as we continue to develop our platform and product candidates.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our significant accounting policies during the three months ended March 31, 2018, as compared to those disclosed in our Annual Report except the following:
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, as amended ("new revenue standard" or "ASC 606"), which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASC 606, implements a five-step process for customer contract revenue recognition focusing on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. On January 1, 2018, we adopted the new accounting standard and all of the related amendments, using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The cumulative effect of the changes related to the adoption of the new revenue standard and increased our beginning balances in accumulated deficit and deferred revenue by $203,000 within our condensed consolidated balance sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 for additional discussion and the impact from the adoption of the new revenue standard.
In August 2016, the FASB issued ASU No. 2016-15 which provides new guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We adopted this new standard effective January 1, 2018. The adoption of this standard did not impact our financial statements.
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation - Stock Compensation (Topic 718) about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications occurring on or after the adoption date. We adopted this new standard effective January 1, 2018. The adoption of this standard did not have a material impact on our financial statements. For the quarter ended March 31, 2018, there were no modifications to the terms or conditions of a share-based payment award.

Results of Operations
Comparison of Three Months Ended March 31, 2018 and 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017
	(unaudited)
Collaboration revenue	$315	$737	$(422)
Operating expenses:
Research and development	3,792	1,858	1,934
General and administrative	2,108	873	1,235
Total operating expenses	5,900	2,731	3,169
Loss from operations	(5,585)	(1,994)	(3,591)
Other income (expense):
Interest expense	(78)	—	(78)
Interest and other income	305	5	300
Loss before taxes	(5,358)	(1,989)	(3,369)
Income tax expense	52	—	52
Basic and diluted net loss attributable to common stockholders	$(5,306)	$(1,989)	$(3,317)
Revenues
The $0.4 million decrease in revenues was primarily attributable to the timing of revenue recognized under our Collaboration Agreement with Kite and the adoption of ASC 606, Revenue from Contracts with Customers. Under the terms of the Collaboration Agreement, we received upfront payments of $5.5 million, which were initially recorded as deferred revenue and expensed over the period of the research term. The adoption of ASC 606 resulted in $112,000 in higher revenue for the 2018 period, as compared to what would have been recorded under previous accounting guidance.
Research and Development Expenses
The $1.9 million increase in research and development expenses was primarily attributable to an increase of $1.2 million in direct research, contract manufacturing, and process development activities, an increase of $0.5 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, and an increase of $0.2 million in allocated overhead and facilities.
General and Administrative Expenses
The $1.2 million increase in general and administrative expenses was primarily attributable to a $0.4 million increase in professional and legal service fees to support operating as a public company, a $0.7 million increase in personnel-related expenses primarily related to an increase in administrative headcount, and a $0.1 million increase in insurance and facility costs to support the growth and expansion of our business.

Liquidity and Capital Resources
As of March 31, 2018, we had cash, cash equivalents, and short-term investments totaling $76.7 million. We have raised an aggregate of $103.8 million to fund operations, of which $49.2 million was from the sale of convertible preferred stock, $5.5 million was through a license and research agreement, $5.0 million advanced from a long-term loan, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under the Collaboration Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome Kite’s research and development activities and is uncertain.
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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and short-term investments as of the date of this report and research funding that we expect to receive under our existing collaboration, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in preclinical and clinical studies is costly, and the timing of progress in these studies remains uncertain.
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
In July 2016, we entered into a sales agreement with a sales agent to sell shares of our common stock through an "at the market" equity offering program for up to $30.0 million in gross cash proceeds. The sales agreement allows us to set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limits on the number of shares that may be sold in any one trading day and a minimum price below which sales may not be made. Under the terms of the sales agreement, commission expenses to the sales agent will be 3% of the gross sales price per share sold through the sales agent. The sales agreement shall automatically terminate upon the issuance and sale of placement shares equaling sales proceeds of $30.0 million and may be terminated earlier by either us, or the sales agent upon 10 days’ notice. As of March 31, 2018, approximately 5,000 shares of common stock (as adjusted to reflect the impact of our one-for-four reverse stock split in July 2017), have been sold at an average sales price of $32.00 per share (as adjusted to reflect the impact of our one-for-four reverse stock split in July 2017) under the sales agreement, net of offering costs of approximately $140,000. Although the sales agreement is for sales of our common stock of up to $30.0 million in the aggregate, the amount of shares that we may sell from time to time may be limited due to our status as a smaller reporting company and the market value of our voting and non-voting common equity held by non-affiliates.
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
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.  The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of March 31, 2018.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net cash used in operating activities	$(4,431)	$(2,164)
Net cash provided by (used in) investing activities	3,870	(108)
Net cash provided by financing activities	7	4,021
Net Cash Used in Operating Activities:
Net cash used in operating activities was $4.4 million during the three months ended March 31, 2018 compared to $2.2 million during the three months ended March 31, 2017.  The increase in cash used in operations in 2017 as compared to the 2016 period was primarily attributable to personnel-related expenses as a result of increased headcount, increased direct contract research costs to support product development, and cash used to support operating as a public company.
Net Cash Provided by (Used in) Investing Activities:
Net cash provided by investing activities was $3.9 million during the three months ended March 31, 2018 and consisted primarily of our net purchases and sales of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities. Net cash used in investing activities was $0.1 million during the three months ended March 31, 2017 and related to the purchase of laboratory equipment.

Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $7,000 during the three months ended March 31, 2018 and consisted of proceeds for the exercise of stock options.  Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2017 and consisted primarily of the sale of preferred stock.
Contractual Obligations and Contingent Liabilities
As of March 31, 2018, there have been no material changes to our contractual obligations and commitments from December 31, 2017 as those disclosed in our Annual Report except the following:
Operating leases
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had cash, cash equivalents, and short-term investments of $76.7 million, consisting of deposits with commercial banks in checking, money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities with a final maturity of each security of less than one year. The primary objectives of our investment policy are to preserve principal and maintain liquidity to meet operating needs, while also maximizing total returns in a manner that complies with our primary two objectives.
Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates during any of the periods presented would not have had a material effect on the fair market value of our portfolio, or on our financial statements.
We are subject to interest rate risk in connection with the borrowings under our term loan agreement.  As of March 31, 2018, we had $5.0 million outstanding principal amount under our term loan agreement.  The term loan bears interest at a rate equal to the lender’s prime rate minus 1.75%.  A 10% change in interest rates during any of the periods presented would not have had a material effect on our interest obligations under the term loan agreement.

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
Changes in Internal Control over Financial Reporting.
Our management, including our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting during the period ended March 31, 2018, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2018, we had $76.7 million in cash and cash equivalents and short-term investments. Based on our current operating plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
If we are unable to obtain necessary funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs, preclinical studies, or clinical trials, if any, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others requiring us to relinquish rights to some of our technologies or therapeutic candidates we would otherwise pursue on our own. We do not expect to realize revenue from product sales, or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our therapeutic candidates are clinically tested, approved for commercialization, and successfully marketed.
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
We are a development-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies using our proprietary scientific platform technology, which produces variant Ig domains or vIgDs. We have had significant operating losses since inception. For the three months ended March 31, 2018, our net loss was $5.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
We plan to develop novel protein-based immunotherapies using our proprietary vIgD technology for the treatment of cancer and autoimmune/inflammatory diseases. The potential to create therapies capable of working within and/or modulating an immune synapse, forcing a synapse to occur, or preventing a synapse from occurring is an important, novel attribute of our vIgDs. However, the scientific research forming the basis of our efforts to develop therapeutic candidates based on our platform is relatively new. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on vIgDs is both preliminary and limited.
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
We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as with technologies being developed at universities and other research institutions. Our competitors have developed, are developing, or may develop therapeutic candidates and processes competitive with our therapeutic candidates. Competitive therapeutic treatments include those already approved and accepted by the medical community and any new treatments entering or about to enter the market. We are aware of multiple companies developing therapies with the same target as at least one target of our lead program (ICOSL and/or CD28) as well as companies building novel platforms to generate multi-specific antibody or non-antibody-based targeting proteins. While it is still premature for us to determine which indications may be targeted by our lead program, potential competitors to our lead program include:

•	an anti-ICOSL/B7RP-1 monoclonal antibody being developed by Amgen, Inc. (may be referred to as AMG557 or MEDI5872);

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA and Johnson & Johnson Inc. (FR104);

•	a CTLA-4 Ig fusion selective for CD86 fusion protein being developed by Astellas Pharma Inc. (ASP 2408/09);

•	a CD28 superagonist monoclonal antibody being developed by TheraMab LLC (TAB08); and

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc (AMG/570/MEDI0700).

Platforms potentially competitive with our scientific platform include:

•	Nanobody® (Ablynx NV): Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	DART® (Macrogenics Inc): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Anticalin® (Pieris Pharmaceuticals Inc): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Targeted Immunomodulation™ (Compass Therapeutics LLC): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics Inc: Trispecific antigen-binding proteins;

•	Various bispecific antibody platforms (e.g., Amgen Inc (BiTE®—approved), Roche AG (RG7828), Zymeworks Inc (Azymetric™), Xencor Inc (XmAb Bispecific), Compass Therapeutics (StitchMabs™));

•	Five Prime Therapeutics®: Proprietary protein library and rapid protein production and testing platform;

•	Regeneron®: VEGF Trap and VelociSuite® antibody technology platforms; and

•	Shattuck Labs® Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets.
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
As of March 31, 2018, we had $76.7 million in cash and cash equivalents and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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

In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Nivalis may have experienced ownership changes in the past and may experience ownership changes in the future. In addition, the closing of the merger likely resulted in an ownership change for Nivalis. It is likely that, due to the method by which limitations on the utilization of NOL carryforwards are calculated, we will not be able to utilize any of Nivalis’ net operating loss carryforwards and certain other tax attributes. It is also possible that Alpine’s net operating loss carryforwards and certain other tax attributes may be subject to limitation as a result of ownership changes in the past and/or the closing of the merger. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Alpine’s, or any of Nivalis', net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates, and products and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. As of March 31, 2018, our patent portfolio consists of over 30 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing coverage, reimbursement, and marketing of products regulated by CMS or other government agencies. In addition to new legislation, CMS coverage and reimbursement policies are often revised or interpreted in ways that may significantly affect our business and our products. In particular, we expect the Administration and Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, U.S. healthcare legislation . A number of additional executive orders have been issued affecting, or potentially affecting, the ACA and other aspects of the healthcare market in the United States. There is a high degree of uncertainty with respect to the impact President Trump’s Administration and Congress may have, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or executive orders or the impact of potential legislation and executive orders on us.
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
Our executive officers and directors together with their respective affiliates, own approximately 68% of our outstanding common stock as of March 31, 2018. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
The resale of approximately 10.3 million shares was previously prohibited as a result of lock-up agreements entered into by certain of our stockholders in connection with our merger with Alpine Immune Sciences, Inc. in July 2017; however, subject to applicable securities law restrictions, these shares became eligible for sale in the public market beginning January 21, 2018. In addition, the shares subject to outstanding options and warrants, of which options and warrants to purchase 559,125 shares and 14,819 shares, respectively, were exercisable as of March 31, 2018, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1+	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Mitchell H. Gold, M.D.	10-K	001-37449	10.33	3/28/2018

10.2+	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Paul Rickey	10-K	001-37449	10.35	3/28/2018

10.3+	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Stanford Peng, M.D., Ph.D.	10-K	001-37449	10.37	3/28/2018

10.4+	Non-Employee Director Compensation Guidelines					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or a compensatory plan, contract or arrangement.
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

ALPINE IMMUNE SCIENCES, INC.
Date: May 14, 2018	By:	/s/ Mitchell Gold
	Name:	Mitchell Gold
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: May 14, 2018	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer