Form 10-Q
period 2018-06-30
ALPINE IMMUNE SCIENCES, INC.
filed 2018-08-09
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, the registrant had 13,850,762 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,569	$8,000
Short-term investments	66,376	73,240
Prepaid expenses and other current assets	1,850	1,308
Total current assets	71,795	82,548
Restricted cash	132	132
Property and equipment, net	1,197	1,089
Intangible assets	—	1,453
Total assets	$73,124	$85,222
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$750	$193
Accrued liabilities	585	382
Deferred revenue	—	277
Deferred rent, current portion	73	48
Current portion of long-term debt	2,018	995
Total current liabilities	3,426	1,895
Deferred rent, long-term portion	47	66
Deferred tax liability	—	305
Long-term debt	3,104	4,039
Total liabilities	6,577	6,305
Commitments and contingencies
Convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; zero shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 13,901,229 shares issued and 13,850,762 shares outstanding at June 30, 2018; 13,881,645 shares issued and 13,831,178 shares outstanding at December 31, 2017	14	14
Treasury stock, at cost; 50,467 shares at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	89,387	88,346
Accumulated other comprehensive loss	(55)	(59)
Accumulated deficit	(22,799)	(9,384)
Total stockholders’ equity	66,547	78,917
Total liabilities, convertible preferred stock, and stockholders’ equity	$73,124	$85,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Collaboration revenue	$390	$738	$705	$1,475
Operating expenses:
Research and development	5,718	2,308	9,510	4,166
General and administrative	1,883	2,067	3,991	2,940
Loss on sale of intangible asset	1,203	—	1,203	—
Total operating expenses	8,804	4,375	14,704	7,106
Loss from operations	(8,414)	(3,637)	(13,999)	(5,631)
Other income (expense):
Interest expense	(83)	(1)	(161)	(1)
Interest and other income	337	40	642	45
Loss before taxes	(8,160)	(3,598)	(13,518)	(5,587)
Income tax benefit	253	—	305	—
Basic and diluted net loss attributable to common stockholders	$(7,907)	$(3,598)	$(13,213)	$(5,587)
Comprehensive loss:
Unrealized loss on investments	50	—	4	—
Comprehensive loss	$(7,857)	$(3,598)	$(13,209)	$(5,587)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	13,848,974	666,154	13,846,865	641,138
Basic and diluted net loss per share attributable to common stockholders	$(0.57)	$(5.40)	(0.95)	$(8.71)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Operating activities
Net loss	$(13,213)	$(5,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of intangible asset	1,203	—
Depreciation expense	170	101
Amortization of premium/discount on investments	(368)	—
Non-cash interest expense	88	—
Deferred income tax	(305)	—
Stock-based compensation and warrant expense	1,034	299
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(542)	(549)
Accounts payable	557	343
Deferred revenue	(479)	(1,475)
Accrued liabilities	203	831
Deferred rent and other	6	(12)
Net cash used in operating activities	(11,646)	(6,049)
Investing activities
Purchases of property and equipment	(278)	(221)
Proceeds from sale of intangible asset	250	—
Purchase of short-term investments	(41,390)	—
Maturities of short-term investments	48,626	—
Net cash provided by (used in) investing activities	7,208	(221)
Financing activities
Proceeds from sale of preferred stock	—	20,666
Proceeds from borrowings	—	5,000
Proceeds from exercise of stock options and common stock warrants	7	21
Net cash provided by financing activities	7	25,687
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,431)	19,417
Cash and cash equivalents and restricted cash, beginning of period	8,132	11,819
Cash and cash equivalents and restricted cash, end of period	$3,701	$31,236
Supplemental Information
Discount in connection with issuance of debt	$—	$428
Cash paid for interest	$72	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited)

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
Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include recoverability and useful lives of intangible assets and the fair value of equity-based awards.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. The results of our operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years December 31, 2017 and 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission ("SEC") on March 28, 2017 ("Annual Report").
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
Our collaboration agreements, principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our License and Research Agreement (the “Collaboration Agreement”) with Kite Pharma, Inc. (“Kite”).
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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and certain changes in equity excluded from net income (loss). For the three and six months ended June 30, 2018, other comprehensive loss consists of unrealized losses on our short-term investments. There was no difference between comprehensive income (loss) and net income (loss) for the three and six months ended June 30, 2017.
Recently Issued Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. Upon transition, nonemployee awards will be required to be measured at fair value as of the adoption date with a cumulative-effect adjustment recognized in retained earnings as of the beginning of the annual period of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. We are evaluating the effect the standard will have on our financial statements and related disclosures.
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended ("new revenue standard" or "ASC 606"), which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASC 606 implements a five-step process for customer contract revenue recognition focusing on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASC 606 is effective for reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted the new accounting standard and all of the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The cumulative effect of the changes related to the adoption of the new revenue standard and increased our beginning balances in accumulated deficit and deferred revenue by $203,000 within our condensed consolidated balance sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Our Collaboration Agreement with Kite is the only contract that was impacted by the adoption of the new revenue standard. Prior to the adoption of the new revenue standard, we recognized revenue under the Collaboration Agreement based upon the estimated performance periods related to the non-refundable upfront payments we received from Kite. Under the new standard, we recognize revenue based on employee hours contributed to each performance obligation.
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated financial statements as of and for the six months ended June 30, 2018 is as follows (in thousands):

	As Reported	Adjustments	Balance without Adoption of ASC 606
Condensed Consolidated Balance Sheets
Liabilities
Deferred revenue	$—	$—	$—
Stockholders’ equity
Accumulated deficit	(22,799)	(203)	(23,002)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Collaboration revenue	$705	$(203)	$502
Net loss	(13,213)	(203)	(13,416)
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
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation - Stock Compensation ("Topic 718") about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications occurring on or after the adoption date. We adopted this new standard effective January 1, 2018. The adoption of this standard did not have an impact on our financial statements. For the six months ended June 30, 2018, there were no modifications to the terms or conditions of a share-based payment award.
In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act ("the Tax Reform Act") which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. During the six-months ended June 30, 2018, we did not receive any additional information regarding these provisional calculations, except as disclosed in this footnote. As a result, we continue to anticipate finalizing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018.
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
We recognized acquisition-related costs of $1.0 million and $1.3 million for the three and six months ended June 30, 2017. These costs are included within general and administrative expense in our condensed consolidated statements operations and of comprehensive income (loss).
Pro Forma Financial Information
The following pro forma consolidated results of net loss for the six months ended June 30, 2017 assume the business combination was completed as of January 1, 2017 (in thousands, except per share amounts):

Six Months Ended June 30, 2017
Pro forma revenues	$1,475
Pro forma net loss	(15,613)
Pro forma basic and diluted net loss per share	$(1.13)

For purposes of the pro forma disclosures above, the primary adjustments for the six months ended June 30, 2017 include the elimination of acquisition-related costs upon the change in control. There was no difference in our pro forma financial information for the six months ended June 30, 2018.
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
Our basic and diluted net loss per share is computed based on the weighted average shares of common stock outstanding during the respective periods. The net loss per share for the three and six months ended June 30, 2018 includes the conversion of 9,301,433 shares of our convertible preferred stock into common stock, and 3,914,058 shares acquired in connection with the merger. The significant number of shares issued has affected the year-over-year comparability of our net loss per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share attributable to common stockholders' calculation because their effect would have been anti-dilutive for the periods presented:

	June 30,
	2018	2017
	(unaudited)
Convertible preferred stock	—	7,966,311
Warrants to purchase common stock	24,123	12,422
Warrants to purchase preferred stock	—	7,069
Options to purchase common stock	1,990,793	1,180,076
Total	2,014,916	9,165,878

5. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	June 30, 2018
Assets:	(unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$3,153	$—	$—	$3,153
U.S. treasury bills	14,424	—	(16)	14,408
Corporate debt securities and commercial paper	52,007	—	(39)	51,968
Total	$69,584	$—	$(55)	$69,529

	December 31, 2017
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$5,680	$—	$—	$5,680
U.S. treasury bills	19,909	—	(21)	19,888
Corporate debt securities and commercial paper	53,390	—	(38)	53,352
Total	$78,979	$—	$(59)	$78,920
All short-term investments held as of June 30, 2018 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.

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
As of June 30, 2018 and December 31, 2017, cash of $416,000 and $2.3 million, respectively, is excluded from the following fair value table below. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2018
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$3,153	$—	$—	$3,153
U.S. treasury bills	14,408	—	—	14,408
Corporate debt securities and commercial paper	—	51,968	—	51,968
Total	$17,561	$51,968	$—	$69,529

	December 31, 2017
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$5,680	$—	$—	$5,680
U.S. treasury bills	19,888	—	—	19,888
Corporate debt securities and commercial paper	—	53,352	—	53,352
Total	$25,568	$53,352	$—	$78,920
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
7. Intangible Assets
Our intangible asset is our indefinite-life S-nitrosoglutathione reductase ("GSNOR") inhibitor IPR&D asset acquired as part of the merger with Nivalis in 2017. The IPR&D represents the processes, expertise, and technology employed in the development of GSNOR inhibitors and Nivalis’ lead product candidate, cavosonstat. The IPR&D represents the estimated fair value as of the acquisition date of substantive in-process projects that have not reached technological feasibility.
In June 2018, we completed the sale of global rights to the GSNOR asset to Laurel Venture Capital Ltd. ("Laurel"). As consideration for the sale of the GSNOR assets, we received nonrefundable upfront payments of approximately $325,000, $75,000 of which was paid to us in March 2018 in connection with the execution of a non-binding term sheet with Laurel, and was recognized as revenue in our accompanying condensed consolidated statements of operations. The remaining non-refundable closing payment of $250,000 was accounted for as a purchase of our intangible asset. We are also eligible to receive an additional payment of approximately $400,000 on the one-year anniversary of the sale completion date. In addition, we are eligible to receive milestone payments of up to $20.0 million, in the aggregate upon satisfaction by Laurel of certain regulatory approval milestones. We will also be eligible to receive royalty payments equal to a low single-digit percentage rate of worldwide net sales of any approved products. If Laurel transfers any part of the rights to the GSNOR assets within 12 months of the sale completion date, we will be eligible to receive one-fourth of any cash payments made to Laurel by a transferee within 18 months of the sale completion date and such transferee will remain obligated with respect to Laurel’s milestone and royalty obligations to us.
Upon the sale of the GSNOR assets, we derecognized the full carrying value of the intangible asset of $1.5 million on our accompanying condensed consolidated balance sheets and recognized a loss on the sale of the intangible asset of $1.2 million on the accompanying condensed consolidated statements of operations.
8. Accrued Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Accrued professional fees	$332	$112
Accrued research and development	143	197
Accrued taxes and licenses	17	30
Accrued other	93	43
Total	$585	$382
9. Long-term Debt
On June 30, 2017, we drew down a term loan of $5.0 million from Silicon Valley Bank with whom we had entered into a long-term financing arrangement on December 16, 2016. The loan has an interest-only period that expired on July 1, 2018, at which point we became obligated to make thirty consecutive equal monthly payments of principal (each in an amount that will fully amortize the loan), plus accrued interest. Interest accrues at a floating per annum rate equal to the lender’s prime rate minus 1.75%. As a condition to the loan, we agreed to pay a final payment fee of 7.5%, or $375,000, upon repayment of the loan. The final payment fee was recorded in long-term debt with an offsetting reduction in long-term debt and was accounted for as a debt discount.
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations, financial, or other condition. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. As such, as of June 30, 2018, the classification of the loan is split between current and noncurrent based on the timing of payment obligations.  The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances; make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of June 30, 2018.
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
The debt discount is being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. Non-cash interest expense associated with the amortization of the discount was $44,000 and $88,000 for the three and six months ended June 30, 2018, respectively. The unamortized discount was $253,000 as of June 30, 2018.
10. Commitments and Contingencies
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
11. License and Collaboration Agreement
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
Under the terms of the Collaboration Agreement, Kite made upfront payments to us of $5.5 million, which were initially recorded as deferred revenue. As of June 30, 2018, we are eligible to receive milestone payments based upon the successful achievement of pre-specified research, clinical, and regulatory milestones totaling up to $530.0 million plus royalty payments on product sales, if any. Kite will receive an exclusive, worldwide license to research, develop, and commercialize engineered autologous T cell therapies incorporating two programs coming from our platform.
In October 2017, we entered into an amendment with Kite to extend the research term of the Collaboration Agreement. Under the amended agreement, we are eligible to receive an additional $450,000 in research support payments from Kite in two tranches (instead of a single tranche as previously contemplated by the original Collaboration Agreement) (the “Amendment”). In June 2018, we recognized the first research support payment under the amended agreement. We recorded revenue under the Collaboration Agreement of $390,000 and $738,000 for the three months ended June 30, 2018 and 2017, respectively, and $630,000 and $1.5 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we have no remaining balance in deferred revenue on our accompanying condensed consolidated balance sheets.
On January 1, 2018, we adopted the new revenue standard using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The cumulative effect of the changes related to the adoption of the new revenue standard increased our beginning balances in accumulated deficit and deferred revenue by $203,000 within our condensed consolidated balance sheet. Prior to the adoption of the new revenue standard, we recognized revenue under the Collaboration Agreement based upon the estimated performance periods related to the non-refundable upfront payments we received from Kite. Under the new standard, we recognize revenue based on employee hours contributed to each performance obligation. We recognized $203,000 in higher revenue for the six months ended June 30, 2018, as compared to what would have been recorded under previous accounting guidance.
12. Stockholders’ Deficit
Common Stock
In July 2016, we entered into a sales agreement (the “Cowen Sales Agreement) with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock having aggregate sales proceeds of up to $30.0 million, from time to time, through an “at the market” equity offering program under which Cowen acted as our sales agent. In June 2018, we and Cowen agreed to terminate the Cowen Sales Agreement.
In June 2018, we entered into an equity distribution agreement, (“Equity Distribution Agreement”), with Piper Jaffray & Co., (“Piper Jaffray”), pursuant to which we may sell shares of our common stock through an "at the market" equity offering program for up to $50.0 million, in gross cash proceeds. Piper Jaffray will be entitled to compensation for its services of up to 3.0% of the gross sales price per share of all shares sold through Piper Jaffray under the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by us upon written notice to Piper Jaffray for any reason or by Piper Jaffray upon written notice to us for any reason or at any time under certain circumstances, including but not limited to if we experience a material adverse change.
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. The shares will be issued pursuant to our effective shelf registration statement on Form S-3 (File

No. 333-212404 ) (the “Registration Statement”), declared effective by the Securities and Exchange Commission (the “SEC”) on July 14, 2016. We filed a prospectus supplement (the “Prospectus Supplement”), dated June 11, 2018, with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement. The Prospectus Supplement relates to the offering of $14.5 million in shares of the our common stock and we will be required to file an additional prospectus supplement in the event we seek to offer more than $14.5 million in shares of our common stock in accordance with the Equity Distribution Agreement.
In connection with the Equity Distribution Agreement, we incurred legal, accounting and other direct costs related to our efforts to raise capital. These costs have been capitalized as deferred offering costs and are included within prepaid expenses and other current assets in our accompanying condensed consolidated balance sheets. These costs are deferred until completion of an offering, at which time they will be reclassified to additional paid-in capital as a reduction of the proceeds. As of June 30, 2018, we have incurred $285,000 of deferred offering costs.
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
Stock-based compensation and warrant expense is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Employee:
Research and development	$205	$42	$402	$55
General and administrative	247	190	555	217
Non-Employee:
Research and development	7	13	8	25
General and administrative	64	3	69	3
Total stock-based compensation expense	$523	$248	$1,034	$300
13. Income Taxes
We are subject to income taxes in the United States and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Our effective tax rate for the three and six-month periods ended June 30, 2018 was 0.98%. The difference between the effective tax rate of 0.98% and the U.S. federal statutory rate of 21% for the three and six-month periods ended June 30, 2018 was primarily due to recognizing a full valuation allowance on deferred tax assets.
As of June 30, 2018, we determined that, based on all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore we continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.
As part of the merger with Nivalis, we identified $1.5 million of acquired IPR&D. IPR&D acquired in a business combination is an indefinite-lived intangible asset until the completion, abandonment, or sale of the associated R&D efforts. Once the research and development efforts are completed, abandoned, or sold the IPR&D will either be impaired or amortized over the asset life as a finite-lived intangible.

As of December 31, 2017, we had recorded a deferred tax liability of $305,000 as a result of the acquired IPR&D having a financial reporting basis of $1.5 million and a tax basis of $0. In June 2018 we sold our IPR&D to a third party, resulting in the removal of the associated deferred tax liability. Accordingly, we have calculated an annual estimated tax rate of 0.98%, which represents the estimated annual benefit of the removal of the deferred tax liability, and have applied the rate to the quarterly results from continuing operations, arriving at a tax benefit for the quarter of $253,000.
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
Due to our operating loss carryforwards, all tax years remain open to examination by the major taxing jurisdictions to which we are subject. In the event that we are assessed interest or penalties at some point in the future, it will be classified in the financial statements as tax expense.
Under ASC 740, the benefit of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of the benefit of an uncertain tax position may be recognized if the position has less than a 50% likelihood of being sustained. We have an uncertain tax position on our research and development credits as of June 30, 2018. However, no deferred asset is recorded for the credits due to the full valuation allowance.

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
Our goal is to create modern therapies targeting the immune synapse, using our directed-evolution based discovery platform to potentially treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goal, we currently plan to:

•	advance our lead program ALPN-101 for the treatment of autoimmune/inflammatory diseases to clinical trials;

•	advance our lead oncology program ALPN-202 for the treatment of cancer to clinical trials;

•	develop our inhibitory (checkpoint) receptor agonist and V-mAb programs; and

•	maximize the value of our pipeline and platform via partnering activities.

Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, and other research and development activities. To date, we have financed operations primarily through private placements of convertible preferred stock, funds received from a license and research agreement, debt, and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through June 30, 2018, we have raised an aggregate of $103.8 million to fund operations, of which $49.2 million was from the sale of convertible preferred stock, $5.5 million was through a license and research agreement, $5.0 million obtained from a long-term loan, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of June 30, 2018, we had cash, cash equivalents, and short-term investments totaling $69.9 million.
Our net loss was $7.9 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively, and $13.2 million and $5.6 million for the six months ended June 30, 2018 and 2017, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

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
Business Combination with Nivalis
On April 18, 2017, we entered into a merger agreement, or the Merger Agreement, with Nivalis, a public biotechnology company. Upon the closing of the merger, (1) a wholly-owned subsidiary of Nivalis merged with and into Alpine, with Alpine (renamed continuing as "AIS Operating Co., Inc.") remaining as the surviving entity; and (2) Nivalis was renamed as "Alpine Immune Sciences, Inc." On July 24, 2017, the business combination of Alpine and Nivalis was completed. Under the terms of the Merger Agreement, Alpine’s preexisting stockholders, warrantholders and optionholders received approximately 76% of the fully-diluted shares of common stock of the combined organization in exchange for the transfer of all of Alpine’s common stock. This transaction was consummated to provide us with increased access to sources of capital and a broader range of investors to support the clinical development of our products. The acquired assets and liabilities of Nivalis are included in our condensed consolidated balance sheet as of June 30, 2018 and Nivalis’ results of operations and cash flows for the period from July 25, 2017 through June 30, 2018 are included in our condensed consolidated statement of comprehensive income and cash flows for the period from July 25, 2017 through June 30, 2018. See notes to the condensed consolidated financial statements included in this Form 10-Q for further information regarding the business combination.
Recent Developments
In June 2018, we completed the sale of global rights to our S-Nitrosoglutathione Reductase, or GSNOR, inhibitor in-process research and development, or IPR&D, asset to Laurel Venture Capital Ltd., or Laurel. We acquired the GSNOR assets as part of the merger with Nivalis Therapeutics, Inc. in 2017. As consideration for the sale of the GSNOR assets, we received nonrefundable upfront payments of approximately $0.3 million, $0.1 million of which was paid to us in March 2018 in connection with the execution of a non-binding term sheet with Laurel, and we are eligible to receive an additional payment of approximately $0.4 million on the one-year anniversary of the sale completion date. In addition, we are eligible to receive milestone payments of up to $20.0 million in the aggregate upon satisfaction by Laurel of certain regulatory approval milestones. We will also be eligible to receive royalty payments equal to a low single-digit percentage rate of worldwide net sales of any approved products. If Laurel transfers any part of the rights to the GSNOR assets within 12 months of the sale completion date, we will be eligible to receive one-fourth of any cash payments made to Laurel by a transferee within 18 months of the sale completion date and such transferee will remain obligated with respect to Laurel’s milestone and royalty obligations to us.
Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our License and Research Agreement, or the Collaboration Agreement, with Kite Pharma, Inc., or Kite. In October 2015, we entered into the Collaboration Agreement providing Kite with access to two transmembrane immunomodulatory protein, or TIP, programs for use in Kite’s engineered cellular therapy programs. We received $5.5 million in upfront cash and are eligible to receive up to $530.0 million upon successful achievement of pre-specified research, clinical, and regulatory milestones in addition to royalties on any products containing our TIPs. In the collaboration, we provide the TIPs and perform in vitro testing, while Kite is responsible for in vivo testing, manufacturing, and clinical trials. Kite will receive an exclusive, worldwide license to research, develop, and commercialize engineered autologous T cell therapies incorporating two TIP programs coming from our platform.
On October 20, 2017, we entered into an amendment, or the Amendment, with Kite to extend the research term of the Collaboration Agreement. Under the Amendment, we are eligible to receive an additional $450,000 in research support payments from Kite in two tranches (instead of a single tranche as previously contemplated by the Collaboration Agreement). The Amendment also amended and restated the original research plan. In June 2018, we recognized the remaining deferred balance and the first support payment under the Amendment.
We have recognized a total of $5.6 million in revenue from inception through June 30, 2018 related to the Collaboration Agreement. We may generate revenue in the future from milestone payments made pursuant to the Collaboration Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate will fluctuate from quarter to quarter.
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
We incurred $5.7 million and $2.3 million in research and development expenses for three months ended June 30, 2018 and 2017, respectively, and $9.5 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. We plan to increase our research and development activities for the foreseeable future as we continue to develop our platform and product candidates.
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
Interest Expense
Interest expense consists of accrued interest and the amortization of the debt discount associated with our term loan.
Interest and Other Income
Interest income consists of interest earned on our cash, cash equivalents, and short-term investments.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our significant accounting policies during the six months ended June 30, 2018, as compared to those disclosed in our Annual Report except the following:
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, as amended, which we refer to as the new revenue standard, or ASC 606, which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASC 606, implements a five-step process for customer contract revenue recognition focusing on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. On January 1, 2018, we adopted the new accounting standard and all of the related amendments, using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The cumulative effect of the changes related to the adoption of the new revenue standard and increased our beginning balances in accumulated deficit and deferred revenue by $203,000 within our condensed consolidated balance sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 for additional discussion and the impact from the adoption of the new revenue standard.
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
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation - Stock Compensation (Topic 718) about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications occurring on or after the adoption date. We adopted this new standard effective January 1, 2018. The adoption of this standard did not have a material impact on our financial statements. For the six months ended June 30, 2018, there were no modifications to the terms or conditions of a share-based payment award.
Results of Operations
Comparison of Three Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(unaudited)
Collaboration revenue	$390	$738	$(348)
Operating expenses:
Research and development	5,718	2,308	3,410
General and administrative	1,883	2,067	(184)
Loss on sale of intangible asset	1,203	—	1,203
Total operating expenses	8,804	4,375	4,429
Loss from operations	(8,414)	(3,637)	(4,777)
Other income (expense):
Interest expense	(83)	(1)	(82)
Interest and other income	337	40	297
Loss before taxes	(8,160)	(3,598)	(4,562)
Income tax benefit	253	—	253
Basic and diluted net loss attributable to common stockholders	$(7,907)	$(3,598)	$(4,309)
Collaboration Revenue
The $0.3 million decrease in revenue was attributable to the timing of revenue recognized under our Collaboration Agreement with Kite, the recognition of the first research support payment under the Amendment, and the adoption of ASC 606, Revenue from Contracts with Customers. Under the terms of the Collaboration Agreement, we received upfront payments of $5.5 million, which were initially recorded as deferred revenue and recognized over the period of the research term. As of June 30, 2018, we have no remaining balance in deferred revenue on our accompanying condensed consolidated balance sheets. The adoption of ASC 606 resulted in $0.1 million in higher revenue for the 2018 period, as compared to what would have been recorded under previous accounting guidance.
Research and Development Expenses
The $3.4 million increase in research and development expenses was primarily attributable to an increase of $2.7 million in direct research, contract manufacturing, and process development activities, an increase of $0.4 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.2 million in stock-based compensation, and an increase of $0.1 million in allocated overhead and facilities.
General and Administrative Expenses
The $0.2 million decrease in general and administrative expenses was primarily attributable to a $0.7 million decrease in professional and legal service fees related to merger costs incurred during the 2017 period. This decrease was partially offset by a $0.2 million increase in personnel-related expenses primarily related to an increase in administrative headcount, an increase of $0.1 million in stock-based compensation, and a $0.2 million increase in insurance and facility costs to support the growth and expansion of our business.

Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR assets to Laurel in June 2018.
Comparison of Six Months Ended June 30, 2018 and 2017
The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017
	(unaudited)
Collaboration revenue	$705	$1,475	$(770)
Operating expenses:
Research and development	9,510	4,166	5,344
General and administrative	3,991	2,940	1,051
Loss on sale of intangible asset	1,203	—	1,203
Total operating expenses	14,704	7,106	7,598
Loss from operations	(13,999)	(5,631)	(8,368)
Other income (expense):
Interest expense	(161)	(1)	(160)
Interest and other income	642	45	597
Loss before taxes	(13,518)	(5,587)	(7,931)
Income tax benefit	305	—	305
Basic and diluted net loss attributable to common stockholders	$(13,213)	$(5,587)	$(7,626)
Collaboration Revenue
The $0.8 million decrease in revenue was primarily attributable to the timing of revenue recognized under our Collaboration Agreement with Kite, the recognition of the first research support payment under the Amendment, and the adoption of ASC 606. Under the terms of the Collaboration Agreement, we received upfront payments of $5.5 million, which were initially recorded as deferred revenue and recognized over the period of the research term. As of June 30, 2018, we have no remaining balance in deferred revenue on our accompanying condensed consolidated balance sheets. The adoption of ASC 606 resulted in $0.2 million in higher revenue for the 2018 period, as compared to what would have been recorded under previous accounting guidance.
Research and Development Expenses
The $5.3 million increase in research and development expenses was primarily attributable to an increase of $4.0 million in direct research, contract manufacturing, and process development activities, an increase of $0.8 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.3 million in stock-based compensation, and an increase of $0.2 million in allocated overhead and facilities.
General and Administrative Expenses
The $1.1 million increase in general and administrative expenses was primarily attributable to a $0.7 million increase in personnel-related expenses related to an increase in administrative headcount, an increase of $0.4 million in stock-based compensation, and a $0.3 million increase in insurance and facility costs to support the growth and expansion of our business. Offsetting this increase was a $0.3 million decrease in professional and legal services, which relates primarily to lower merger-related costs, partially offset by higher costs to support operating as a public company during the 2018 period.
Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel in June 2018.

Liquidity and Capital Resources
As of June 30, 2018, we had cash, cash equivalents, and short-term investments totaling $69.9 million. We have raised an aggregate of $103.8 million to fund operations, of which $49.2 million was from the sale of convertible preferred stock, $5.5 million was through a license and research agreement, $5.0 million advanced from a long-term loan, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under the Collaboration Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome Kite’s research and development activities and is uncertain.
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
Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination equity or debt financings and collaboration agreements. Except for any obligations of our collaborator to make milestone payments under our agreement with them, we do not have any committed external sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration agreements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
In July 2016, we entered into a sales agreement, or the Cowen Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent to sell shares of our common stock through an "at the market" equity offering program for up to $30.0 million in gross cash proceeds. In 2016, approximately $0.2 million in gross proceeds were sold under the Cowen Sales Agreement. In June 2018, we and Cowen agreed to terminate the Cowen Sales Agreement.
In June 2018, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Jaffray & Co., or Piper Jaffray, pursuant to which we may sell shares of our common stock through an "at the market" equity offering program for up to $50.0 million in gross cash proceeds. Piper Jaffray will be entitled to compensation for its services of up to 3.0% of the gross sales price per share of all shares sold through Piper Jaffray under the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by us upon written notice to Piper Jaffray for any reason or by Piper Jaffray upon written notice to us for any reason or at any time under certain circumstances, including but not limited to if we experience a material adverse change.
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. The shares will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-212404 ), declared effective by the Securities and Exchange Commission, or the SEC, on July 14, 2016. We filed a prospectus supplement, or the Prospectus Supplement, dated June 11, 2018, with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement. The Prospectus Supplement relates to the offering of $14.5 million in shares of our common stock and we will be required to file an additional prospectus supplement in the event we seek to offer more than $14.5 million in shares of our common stock in accordance with the Equity Distribution Agreement.
Long-Term Financing
In December 2016, we entered into a term loan agreement with Silicon Valley Bank pursuant to which up to $5.0 million could be borrowed.  On June 30, 2017, we drew down a term loan of $5.0 million pursuant to the agreement. The loan has an interest-only period that expired on July 1, 2018, at which point we became required to make thirty consecutive equal monthly payments of principal (each in an amount that will fully amortize the loan), plus accrued interest. Interest accrues at a floating per annum rate equal to the lender’s prime rate minus 1.75%. As a condition to the loan, we agreed to pay a final payment fee of 7.5%, or $375,000, upon repayment of the loan. The final payment fee was recorded in long-term debt with an offsetting reduction in long-term debt and was accounted for as a debt discount.
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.  The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of June 30, 2018.

Cash Flows
The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Net cash used in operating activities	$(11,646)	$(6,049)
Net cash provided by (used in) investing activities	7,208	(221)
Net cash provided by financing activities	7	25,687
Net Cash Used in Operating Activities:
Net cash used in operating activities was $11.6 million during the six months ended June 30, 2018 and consisted primarily of our net loss of $13.2 million and a net decrease of $0.2 million in operating assets and liabilities. This was partially offset by net non-cash adjustments of $1.8 million, which primarily relate to the loss on the sale of our intangible asset, stock-based compensation, the write-off of our deferred tax liability, depreciation and amortization.
Net cash used in operating activities was $6.0 million during the six months ended June 30, 2017, and consisted primarily of our net loss of $5.6 million and a net decrease of $0.8 million in our operating assets and liabilities.  This was partially offset by net non-cash adjustments of $0.4 million, which primarily relates to stock-based compensation and depreciation. The increase in cash used in operations in 2018 as compared to the 2017 period was largely attributable to personnel-related expenses as a result of increased headcount, increased direct contract research costs to support product development, and cash used to support operating as a public company.
Net Cash Provided by (Used in) Investing Activities:
Net cash provided by investing activities was $7.2 million during the six months ended June 30, 2018 and consisted primarily of our net purchases and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities. Net cash used in investing activities was $0.2 million during the six months ended June 30, 2017 and related to the purchase of laboratory equipment.
Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $7,000 during the six months ended June 30, 2018 and consisted of proceeds for the exercise of stock options.  Net cash provided by financing activities was $25.7 million for the six months ended June 30, 2017 and consisted primarily of the sale of preferred stock.
Contractual Obligations and Contingent Liabilities
As of June 30, 2018, there have been no material changes to our contractual obligations and commitments from December 31, 2017 as those disclosed in our Annual Report except the following:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash, cash equivalents, and short-term investments of $69.9 million, consisting of deposits with commercial banks in checking, money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities with a final maturity of each security of less than one year. The primary objectives of our investment policy are to preserve principal and maintain liquidity to meet operating needs, while also maximizing total returns in a manner that complies with our primary two objectives.
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
We are subject to interest rate risk in connection with the borrowings under our term loan agreement.  As of June 30, 2018, we had $5.0 million outstanding principal amount under our term loan agreement.  The term loan bears interest at a rate equal to the lender’s prime rate minus 1.75%.  A 10% change in interest rates during any of the periods presented would not have had a material effect on our interest obligations under the term loan agreement.
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
Changes in Internal Control over Financial Reporting.
Our management, including our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting during the period ended June 30, 2018, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of June 30, 2018, we had $69.9 million in cash and cash equivalents and short-term investments. Based on our current operating plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, we have an Equity Distribution Agreement in place with Piper Jaffray to sell up to $50.0 million of our common stock, from time to time, through an “at the market” equity offering program under which Piper Jaffray acts as sales agent. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of a liquidation or insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets. Our failure to raise capital or enter into such other arrangements within a reasonable timeframe would have a negative impact on our financial condition, and we may have to delay, reduce, or terminate our research and development programs, preclinical or clinical trials, or undergo reductions in our workforce or other corporate restructuring activities.
We are an early stage biopharmaceutical company with a history of losses, we expect to continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability and we have a limited operating history that may make it difficult for investors to evaluate the potential success of our business.
We are a development-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies using our proprietary scientific platform technology, which produces variant Ig domains or vIgDs. We have had significant operating losses since inception. For the six months ended June 30, 2018, our net loss was $13.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Relatively few therapeutic candidates based on immunoglobulin superfamily, or IgSF, domains have been tested in animals or humans, and a number of clinical trials conducted by other companies using IgSF domains technologies have not been successful. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic candidate to be effective, such as the ability to remain stable or active in the human body for the period of time required for the therapeutic candidate to reach the target tissue and/or cell. We currently have only limited data, and no conclusive evidence, to suggest we can introduce these necessary therapeutic properties into vIgDs. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, vIgDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs, such as the ALPN-101 program, have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. For example, in the context of immunotherapies, in a Phase I clinical trial of TeGenero AG’s product candidate TGN1412, healthy volunteer subjects receiving the product candidate experienced a systemic inflammatory response resulting in renal and pulmonary failure requiring interventions such as dialysis and critical care support. Following this experience, regulatory agencies now ask for evaluation of immunomodulatory antibodies with a number of in vitro assays with human cells. While we are currently performing in vitro and in vivo proof of concept studies for several of our vIgDs preclinically, the risk profile in humans has yet to be assessed. Undesirable side effects that may be caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials, or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock will decline.
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
With our focus on engineering wild-type IgSFs proteins, these risks may increase to the extent this field becomes more competitive or less favored in the commercial marketplace. Additional risks apply in relation to any disease indications we pursue which are classified as rare diseases and allow for orphan drug designation by regulatory agencies in major commercial markets, such as the United States, European Union, and Japan. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved therapeutic product with orphan drug designation, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing, and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design, or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications classified as rare. Our estimates regarding potential market size for any rare indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a therapeutic product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborator Kite. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, we are working to advance our lead program ALPN-101 for the treatment of autoimmune/inflammatory diseases to clinical trials and we anticipate completing in the fourth quarter of 2018 all tasks necessary to commence human clinical trials of ALPN-101. We are also working to advance our lead oncology program ALPN-202 for the treatment of cancer to clinical trials, which we expect to commence in 2019. Even with the significant investment of time and funding to advance ALPN-101 and ALPN-202, we cannot guarantee that our pre-clinical development efforts will be successful or that any of our product candidates will advance to human clinical trials. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or contract research organizations deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease.

A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The novelty of our platform may mean our failure rates are higher than historical norms. The results from preclinical testing or early clinical trials of a therapeutic candidate may not predict the outcome of later phase clinical trials of the therapeutic candidate, particularly in immuno-oncology and autoimmune/inflammatory disorders. To date, we have not conducted any clinical trials of our therapeutic candidates. However, we will have to conduct trials in our proposed indications to verify the results obtained to date in our preclinical studies and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
We, the FDA, an IRB, an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a therapeutic candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. We may not have the financial resources to continue development of, or to enter into collaborations for, a therapeutic candidate if we experience any problems or other unforeseen events delaying or preventing clinical development or regulatory approval of, or our ability to commercialize, therapeutic candidates, including:

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
We rely, in part, on third party clinical investigators, contract research organizations, or CROs, clinical data management organizations, and consultants to design, conduct, supervise, and monitor preclinical studies of our therapeutic candidates and may do the same for any clinical trials. Because we rely on third parties to conduct preclinical studies or clinical trials, we have less control over the timing, quality, compliance, and other aspects of preclinical studies and clinical trials than we would if we conducted all preclinical studies and clinical trials on our own. These investigators, CROs, and consultants are not our employees and we have limited control over the amount of time and resources they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw their time and resources away from our programs. The third parties with which we contract might not be diligent, careful, compliant, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. Further, if any of our relationships with third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their expected duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials, or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and with legal, regulatory and scientific standards. The FDA and certain foreign regulatory authorities, such as the EMA require preclinical studies to be conducted in accordance with applicable Good Laboratory Practices, or GLPs, and clinical trials to be conducted in accordance with applicable FDA regulations and Good Clinical Practices, or GCPs, including requirements for conducting, recording, and reporting the results of preclinical studies and clinical trials to assure data and reported results are credible and accurate and the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Any such event could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, switching or adding additional CROs involves additional cost and requires management time and focus. There is also a natural transition period when a new CRO commences work. As a result, delays may occur, which could materially impact our ability to meet our desired clinical development timelines. There can be no assurance that we will not encounter such challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
Because we rely on third party manufacturing and supply partners, our supply of clinical trial materials may become limited or interrupted or may not be of satisfactory quantity or quality, and our dependence on these third parties may impair the advancement of our research and development programs.
We have established in-house recombinant protein generation capabilities for producing sufficient protein materials to enable a portion of our current preclinical studies. We rely on third party supply and manufacturing partners to supply the materials, components, and manufacturing services for a portion of preclinical studies and expect to rely on such third parties for all our clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials for clinical trial supplies and our current manufacturing facilities are insufficient to supply such components and materials for all of our preclinical studies. Certain raw materials necessary for the manufacture of our therapeutic products, such as cell lines, are available from a single or limited number of source suppliers on a purchase order basis. There can be no assurance our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, of satisfactory quality or quantity, or continue to be available at acceptable prices. In particular, any replacement of our therapeutic substance manufacturer could require significant effort and expertise and could result in significant delay of our preclinical or clinical activities because there may be a limited number of qualified replacements.
The manufacturing process for a therapeutic candidate is subject to FDA and foreign regulatory authority review, and the facilities used by our contract manufacturers to manufacture our therapeutic candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing application(s) to the FDA. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with cGMP regulations or other regulatory standards. In the event any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing, or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may experience shortages resulting in delayed shipments, supply constraints, and/or stock-outs of our products, be forced to manufacture the materials alone, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our therapeutic candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual and intellectual property restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors may increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our therapeutic candidates. If we are required to change manufacturers for any reason, we will be required to verify the new manufacturer maintains facilities and procedures complying with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop therapeutic candidates in a timely manner, within budget, or at all.
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

•	an anti-ICOSL/B7RP-1 monoclonal antibody being developed by Amgen, Inc. (may be referred to as AMG557 or MEDI5872);

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA and Johnson & Johnson Inc. (FR104);

•	a CTLA-4 Ig fusion selective for CD86 fusion protein being developed by Astellas Pharma Inc. (ASP 2408/09);

•	a CD28 superagonist monoclonal antibody being developed by TheraMab LLC (TAB08); and

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (AMG/570/MEDI0700).

Platforms potentially competitive with our scientific platform include:

•	Nanobody® (Ablynx NV): Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	DART® (Macrogenics Inc.): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Anticalin® (Pieris Pharmaceuticals Inc.): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Targeted Immunomodulation™ (Compass Therapeutics LLC): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics Inc.: Trispecific antigen-binding proteins;

•	Various bispecific antibody platforms (e.g., Amgen Inc. (BiTE®—approved), Roche AG (RG7828), Zymeworks Inc. (Azymetric™), Xencor Inc. (XmAb Bispecific), Compass Therapeutics (StitchMabs™));

•	Five Prime Therapeutics®: Proprietary protein library and rapid protein production and testing platform;

•	Regeneron®: VEGF Trap and VelociSuite® antibody technology platforms; and

•	Shattuck Labs® Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets.
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
Our success largely depends on the continued service of key management and other specialized personnel, including Mitchell H. Gold, M.D., our Executive Chairman and Chief Executive Officer, Mark J. Litton, Ph.D., our President and Chief Operating Officer, Stanford Peng, M.D., Ph.D., our Executive Vice President of Research and Development and Chief Medical Officer, and Paul Rickey, our Senior Vice President and Chief Financial Officer.
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
Even if we receive marketing and commercialization approval of a therapeutic candidate, we and our third-party service providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, post-approval clinical studies, labeling and packaging, advertising and promotional activities, record keeping, distribution, adverse event reporting, import and export of pharmaceutical products, pricing, sales, and marketing, and fraud and abuse requirements.
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
The manufacturers and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturers or facilities, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will have limited control over compliance with applicable rules and regulations by such manufacturers.
If we or our collaborators, manufacturers, or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we may be subject to, among other things, fines, warning and untitled letters, clinical holds, a requirement to conduct additional clinical trials, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, product recalls, seizures, or administrative detention of products, refusal to permit the import or export of products, operating restrictions, inability to participate in government programs including Medicare and Medicaid, and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties, and criminal prosecution.
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
As of June 30, 2018, we had $69.9 million in cash and cash equivalents and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our term loan agreement requires us, and any debt financing we may obtain in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;

•	complete mergers or acquisitions;

•	incur indebtedness;

•	encumber assets;

•	pay dividends or make other distributions to holders of our capital stock;

•	make specified investments;

•	engage in any new line or business; and

•	engagement in certain transactions with our affiliates.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates, and products and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. As of June 30, 2018, our patent portfolio consists of over 30 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings before or after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. Our patent risks include that:

•
others may, or may be able to, make, use offer to sell, or sell compounds that are the same as or similar to our therapeutic candidates and products but that are not covered by the claims of the patents we own or license;

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

We may license patent rights from third-party owners or licensees. If such owners or licensees do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be materially and adversely affected.
We may rely upon intellectual property rights licensed from third parties to protect our technology, including platform technology and therapeutic candidates and products. To date, we have in-licensed some intellectual property on a non-exclusive basis relating to commercially-available cell lines involved in the manufacture of our vIgD programs; however, we may also license additional third-party intellectual property in the future including intellectual property relating to our platform technology and therapeutic candidates and product. Our success will depend in part on the ability of any of our licensors to obtain, maintain, and enforce patent protection for our licensed intellectual property, in particular those patents to which we have secured exclusive rights. Our licensors may elect not to prosecute, or may be unsuccessful in prosecuting, any patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies infringing these patents, or may pursue litigation less aggressively than we would. Further, any licenses we enter into may be non-exclusive and we may not be able to obtain exclusive rights, which would potentially allow third parties to develop competing products or technology. Without protection for, or exclusive right to, any intellectual property we may license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we may sublicense any rights we have under third-party licenses to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under or result in termination of an agreement by one or more of our collaborators or any future strategic partners.
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
We generally file a provisional patent application first (a priority filing) at the USPTO. An international application under the Patent Cooperation Treaty, or PCT, is usually filed within twelve months after the priority filing, at times with a U.S. filing. Based on the PCT filing, national and regional patent applications may be filed in various international jurisdictions, such as Europe, Japan, Australia, Canada, and the United States. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before they are granted. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that, depending on the country, various scopes of patent protection may be granted on the same therapeutic candidate, product, or technology. The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business and results of operations may be adversely affected.
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
In addition to seeking patent protection for certain aspects of our technology, including platform technology and therapeutic candidates and products, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants obligating them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We also cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
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
Our therapeutic candidates are subject to extensive governmental regulations relating to, among other things, research, development, testing, manufacture, quality control, approval, labeling, packaging, promotion, storage, record-keeping, advertising, distribution, sampling, pricing, sales and marketing, safety, post-approval monitoring and reporting, and export and import of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new therapeutic can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. We have not obtained regulatory approval for any therapeutic candidates, and it is possible none of the therapeutic candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.
We have no experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA as well as foreign regulatory authorities, such as the EMA. The time required to obtain FDA and foreign regulatory approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity, and novelty of the therapeutic candidate and at the substantial discretion of the regulatory authorities. The standards the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, who could delay, limit, or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, future legislation or administrative action, or from changes in the policy of FDA or foreign regulatory authorities during the period of product development, clinical trials, and regulatory review by the FDA or foreign regulatory authorities. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign, regulations, guidance, or interpretations will be changed, or what the impact of such changes, if any, may be.
Because the therapeutic candidates we are developing may represent a new class of therapeutics, we are not aware of any definitive policies, practices, or guidelines that the FDA or its foreign counterparts have yet established in relation to these drugs. While we believe the therapeutic candidates we are currently developing are regulated as new biological products under the Public Health Service Act, or PHSA, the FDA could decide to regulate them or other products we may develop as drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA. The lack of policies, practices, or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings we may submit. Moreover, the FDA or foreign regulatory authorities may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our therapeutic candidates.
Our therapeutic candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a therapeutic candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a therapeutic candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;

•
the data collected from clinical trials of our therapeutic candidates may not be sufficient to support the submission of a Biologics License Application, or BLA, or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;

•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular therapeutic candidate for which we are seeking approval. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process, and in determining when or whether regulatory approval will be obtained for any of our therapeutic candidates. Even if we believe the data collected from preclinical and clinical trials of our therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or in the product labeling or be subject to other restrictions. Regulatory authorities also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the therapeutic. In addition, the FDA has the authority to require a REMS plan as part of the approval of a or BLA or New Drug Application, or NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the therapeutic and affect coverage and reimbursement by third-party payors.
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
If we fail to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for certain of our products, our competitors may sell products to treat the same conditions and our revenue may be reduced.
Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a therapeutic product with orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the therapeutic product is entitled to orphan product exclusivity, which means the FDA may not approve any other applications to market the same therapeutic product for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity.
As in the United States, we may apply for designation of a therapeutic product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. In the European Union, the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Sponsors of orphan drugs in the European Union can enjoy economic and marketing benefits, including reduction of fees or fee waivers and up to ten years of market exclusivity for the approved indication unless another applicant can show its therapeutic product is safer, more effective, or otherwise clinically superior to the orphan-designated therapeutic product. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity
We plan to seek orphan drug designation from the FDA and the EMA for certain of our product candidates. However, we may never receive such designation. Even if we are able to obtain orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, regulatory authorities may subsequently approve the same drug with the same active moiety for the same condition if they conclude that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. In addition, orphan drug exclusivity could block the approval of one of our therapeutic products, if a competitor obtains approval of the same therapeutic product as defined by the FDA before we do, or if our therapeutic product is determined to be within the same class as the competitor’s therapeutic product for the same indication or disease.
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
Although we do not currently have any products on the market, once we begin commercializing our therapeutic candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state, and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud, abuse, and other healthcare laws and regulations constraining the business or financial arrangements and relationships through which we market, sell, and distribute the therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
If we or our current or future collaborators, manufacturers, or service providers fail to comply with applicable federal, state, or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market, and sell our therapeutics successfully and could harm our reputation and lead to reduced acceptance of our therapeutics by the market. These enforcement actions include, among others:

•	adverse regulatory inspection findings;

•	warning or untitled letters;

•	voluntary product recalls with public notification or medical product safety alerts to healthcare professionals;

•	restrictions on, or prohibitions against, marketing our therapeutics;

•	restrictions on, or prohibitions against, importation or exportation of our therapeutics;

•	suspension of review or refusal to approve pending applications or supplements to approved applications;

•	exclusion from participation in government-funded healthcare programs;

•	exclusion from eligibility for the award of government contracts for our therapeutics;

•	FDA debarment;

•	suspension or withdrawal of therapeutic approvals;

•	seizures or administrative detention of therapeutics;

•	injunctions; and

•	restitution, disgorgement of profits, or civil and criminal penalties and fines.
Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of our therapeutic candidates.
The policies of the FDA or similar regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and spur innovation, but it is still being implemented and its ultimate implementation is unclear. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our therapeutic candidates may not obtain or maintain regulatory approval, and we may not achieve or sustain profitability, which would adversely affect our business.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry.  Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
In the event any of our therapeutic candidates receive regulatory approval and we or others identify undesirable side effects, adverse events, or other problems caused by one of our therapeutics, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

•	regulatory authorities may withdraw their approval of the product and require us to take the product off the market or seize the product;

•	we may need to recall the therapeutic or change the way the therapeutic is administered to patients;

•	additional restrictions may be imposed on the marketing and promotion of the particular therapeutic or the manufacturing processes for the therapeutic or any component thereof;

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
Our therapeutic candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
We believe that any of our therapeutic candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our therapeutic candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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
Our executive officers and directors together with their respective affiliates, own approximately 68% of our outstanding common stock as of June 30, 2018. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
The resale of approximately 10.3 million shares was previously prohibited as a result of lock-up agreements entered into by certain of our stockholders in connection with our merger with Alpine Immune Sciences, Inc. in July 2017; however, subject to applicable securities law restrictions, these shares became eligible for sale in the public market beginning January 21, 2018. In addition, the shares subject to outstanding options and warrants, of which options and warrants to purchase 658,701 shares and 15,598 shares, respectively, were exercisable as of June 30, 2018, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
We also register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to any related lock-up agreements or applicable securities laws.
In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance, including any issuances pursuant to our “at the market” equity offering program, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
We will have broad discretion over the use of the proceeds to us from our “at the market” equity offering program and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
We will have broad discretion to use any net proceeds to us from our “at the market” equity offering program put in place in June 2018, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our “at the market” equity offering program for general corporate purposes and to advance the development of our product candidates, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. Our use of the proceeds may not improve our operating results or increase the value of the securities offered pursuant to the “at the market” equity offering program.
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
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, we qualify as an “emerging growth company” and could remain an “emerging growth company” until as late as December 31, 2020. For so long as we are an “emerging growth company,” we will, among other things:

•	not be required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes- Oxley;

•	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act;

•	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A of the Exchange Act;

•	be exempt from any rule adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplemental auditor discussion and analysis; and

•	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

1.1	Equity Distribution Agreement, dated as of June 11, 2018, between Alpine Immune Sciences, Inc. and Piper Jaffray & Co.	8-K	001-37449	1.1	6/11/2018

10.1+	Alpine Immune Sciences, Inc. 2018 Equity Incentive Plan.	8-K	001-37449	10.1	6/14/2018

10.2+	Form of Stock Option Agreement under the 2018 Equity Incentive Plan.	8-K	001-37449	10.2	6/14/2018

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or a compensatory plan, contract or arrangement.
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

ALPINE IMMUNE SCIENCES, INC.
Date: August 9, 2018	By:	/s/ Mitchell Gold
	Name:	Mitchell Gold
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: August 9, 2018	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer