Form 10-Q
period 2018-09-30
ALPINE IMMUNE SCIENCES, INC.
filed 2018-11-08
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018, the registrant had 13,852,464 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,473	$8,000
Short-term investments	50,509	73,240
Prepaid expenses and other current assets	1,098	1,308
Total current assets	63,080	82,548
Restricted cash	132	132
Property and equipment, net	1,296	1,089
Intangible assets	—	1,453
Total assets	$64,508	$85,222
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$440	$193
Accrued liabilities	4,314	382
Deferred revenue	—	277
Deferred rent, current portion	79	48
Current portion of long-term debt	2,034	995
Total current liabilities	6,867	1,895
Deferred rent, long-term portion	26	66
Deferred tax liability	—	305
Long-term debt	2,631	4,039
Total liabilities	9,524	6,305
Commitments and contingencies
Convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; zero shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 13,902,931 shares issued and 13,852,464 shares outstanding at September 30, 2018; 13,881,645 shares issued and 13,831,178 shares outstanding at December 31, 2017	14	14
Treasury stock, at cost; 50,467 shares at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	89,933	88,346
Accumulated other comprehensive loss	(25)	(59)
Accumulated deficit	(34,938)	(9,384)
Total stockholders’ equity	54,984	78,917
Total liabilities, convertible preferred stock, and stockholders’ equity	$64,508	$85,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Collaboration revenue	$—	$128	$705	$1,603
Operating expenses:
Research and development	10,529	2,750	20,039	6,916
General and administrative	1,857	1,932	5,848	4,872
Loss on sale of intangible asset	—	—	1,203	—
Total operating expenses	12,386	4,682	27,090	11,788
Loss from operations	(12,386)	(4,554)	(26,385)	(10,185)
Other income (expense):
Bargain purchase gain	—	6,539	—	6,539
Interest expense	(82)	(75)	(243)	(76)
Interest and other income	329	216	971	261
Loss before taxes	(12,139)	2,126	(25,657)	(3,461)
Income tax benefit (expense)	—	(4)	305	(4)
Basic and diluted net income (loss) attributable to common stockholders	$(12,139)	$2,122	$(25,352)	$(3,465)
Comprehensive income (loss):
Unrealized gain (loss) on investments	30	(12)	34	(12)
Comprehensive income (loss)	$(12,109)	$2,110	$(25,318)	$(3,477)
Weighted-average shares used to compute basic net income (loss) per share attributable to common stockholders	13,851,336	10,577,772	13,848,371	3,989,747
Basic net income (loss) per share attributable to common stockholders	$(0.88)	$0.20	$(1.83)	$(0.87)
Weighted-average shares used to compute diluted net income (loss) per share attributable to common stockholders	13,851,336	11,586,795	13,848,371	3,989,747
Diluted net income (loss) per share attributable to common stockholders	$(0.88)	$0.18	$(1.83)	$(0.87)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Operating activities
Net income (loss)	$(25,352)	$(3,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of intangible asset	1,203	—
Bargain purchase gain	—	(6,539)
Depreciation expense	279	165
Amortization of premium/discount on investments	(453)	—
Non-cash interest expense	131	43
Deferred income tax	(305)	—
Stock-based compensation and warrant expense	1,578	528
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	210	(848)
Accounts payable	247	924
Deferred revenue	(479)	(1,603)
Accrued liabilities	3,932	82
Deferred rent and other	(9)	(22)
Net cash used in operating activities	(19,018)	(10,735)
Investing activities
Purchases of property and equipment	(486)	(509)
Proceeds from sale of intangible asset	250	—
Purchase of short-term investments	(63,208)	(72,239)
Maturities of short-term investments	86,426	—
Proceeds from the sale of short-term investments	—	9,960
Cash and cash equivalents acquired in connection with merger	—	31,130
Net cash provided by (used in) investing activities	22,982	(31,658)
Financing activities
Proceeds from sale of preferred stock	—	37,666
Proceeds from borrowings	—	5,000
Repayment of debt	(500)	—
Proceeds from exercise of stock options and common stock warrants	9	22
Net cash (used in) provided by financing activities	(491)	42,688
Net increase in cash and cash equivalents and restricted cash	3,473	295
Cash and cash equivalents and restricted cash, beginning of period	8,132	11,819
Cash and cash equivalents and restricted cash, end of period	$11,605	$12,114
Supplemental Information
Convertible preferred stock exchanged for common stock	$—	$49,201
Discount in connection with issuance of debt	$—	$428
Cash paid for interest	$111	$—
Reclass of preferred stock warrant liability to equity	$—	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited)

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates. The results of our operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years December 31, 2017 and 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 28, 2017 ("Annual Report").
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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and certain changes in equity excluded from net income (loss). For the three and nine months ended September 30, 2018 and 2017, other comprehensive loss consists of unrealized losses on our short-term investments.
Recently Issued Accounting Pronouncements
  In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We are evaluating the effect of adopting this new accounting guidance to determine the impact it may have on our financial statements.
In June 2018, the FASB issued ASU No. 2018-07, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. Upon transition, nonemployee awards will be required to be measured at fair value as of the adoption date with a cumulative-effect adjustment recognized in retained earnings as of the beginning of the annual period of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. We are evaluating the effect the standard will have on our financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied at the beginning of the earliest period presented using a modified retrospective approach. We are continuing to evaluate our leases and the effect the standard will have on our financial statements and related disclosures and expect an increase in our lease assets and related lease liabilities.
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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated financial statements as of and for the nine months ended September 30, 2018 is as follows (in thousands):

	As Reported	Adjustments	Balance without Adoption of ASC 606
Condensed Consolidated Balance Sheets
Liabilities
Deferred revenue	$—	$—	$—
Stockholders’ equity
Accumulated deficit	(34,938)	(203)	(35,141)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Collaboration revenue	$705	$(203)	$502
Net loss	(25,352)	(203)	(25,555)
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
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation - Stock Compensation ("Topic 718") about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications occurring on or after the adoption date. We adopted this new standard effective January 1, 2018. The adoption of this standard did not have an impact on our financial statements. For the nine months ended September 30, 2018, there were no modifications to the terms or conditions of a share-based payment award.
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
We recognized acquisition-related costs of $21,000 and $1.3 million for the three and nine months ended September 30, 2017. These costs are included within general and administrative expense in our condensed consolidated statements operations and of comprehensive income (loss).
Pro Forma Financial Information
The following pro forma consolidated results of net loss for the nine months ended September 30, 2017 assume the business combination was completed as of January 1, 2017 (in thousands, except per share amounts):

Nine Months Ended September 30, 2017
Pro forma revenues	$1,603
Pro forma net loss	(13,634)
Pro forma basic and diluted net loss per share	$(0.98)

For purposes of the pro forma disclosures above, the primary adjustments for the nine months ended September 30, 2017 include the elimination of acquisition-related costs and acceleration of stock compensation expense upon the change in control.
4. Net Loss Per Share
Our basic and diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the respective periods. All participating securities are excluded from basic weighted-average common shares outstanding. In computing both basic net income (loss) per share attributable to common stockholders and diluted net income (loss) per share attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities, including stock options and warrants. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders includes any dilutive effect from outstanding stock options and warrants using the treasury stock method.
In periods with net losses, potential common shares issuable upon the exercise of outstanding stock options and warrants have not been reflected in the calculation of diluted net loss per share due to the anti-dilutive effect. Diluted net loss per share, therefore, does not differ from basic net loss per share.
The net loss per share for the three and nine months ended September 30, 2018 includes the full effect of the conversion of 9,301,433 shares of our convertible preferred stock into common stock, and 3,914,058 shares acquired in connection with the merger. The significant number of shares issued has affected the year-over-year comparability of our net income (loss) per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share attributable to common stockholders' calculation because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Warrants to purchase common stock	24,123	7,069	24,123	19,491
Options to purchase common stock	2,461,591	280,992	2,461,591	1,791,066
Total	2,485,714	288,061	2,485,714	1,810,557
The following is a reconciliation of the numerator (net income or loss) and the denominator (number of shares) used in the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Numerator
Basic and diluted net income (loss) attributable to common stockholders	$(12,139)	$2,122	$(25,352)	$(3,465)
Denominator
Shares used in computing basic net income (loss) per share attributable to common stockholders	13,851,336	10,577,772	13,848,371	3,989,747
Effect of dilutive securities:
Options to purchase common stock	—	1,002,472	—	—
Warrants to purchase common stock	—	6,551	—	—
Shares used in computing diluted net income (loss) per share attributable to common stockholders	13,851,336	11,586,795	13,848,371	3,989,747
Basic net income (loss) per share attributable to common stockholders	$(0.88)	$0.20	$(1.83)	$(0.87)
Diluted net income (loss) per share attributable to common stockholders	$(0.88)	$0.18	$(1.83)	$(0.87)

5. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	September 30, 2018
Assets:	(unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$3,053	$—	$—	$3,053
U.S. treasury bills	17,889	—	(9)	17,880
Corporate debt securities and commercial paper	38,453	—	(16)	38,437
Total	$59,395	$—	$(25)	$59,370

	December 31, 2017
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$5,680	$—	$—	$5,680
U.S. treasury bills	19,909	—	(21)	19,888
Corporate debt securities and commercial paper	53,390	—	(38)	53,352
Total	$78,979	$—	$(59)	$78,920
All short-term investments held as of September 30, 2018 and December 31, 2017 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.
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
As of September 30, 2018 and December 31, 2017, cash of $2.6 million and $2.3 million, respectively, is excluded from the following fair value table below. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2018
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$3,053	$—	$—	$3,053
U.S. treasury bills	17,880	—	—	17,880
Corporate debt securities and commercial paper	—	38,437	—	38,437
Total	$20,933	$38,437	$—	$59,370

	December 31, 2017
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$5,680	$—	$—	$5,680
U.S. treasury bills	19,888	—	—	19,888
Corporate debt securities and commercial paper	—	53,352	—	53,352
Total	$25,568	$53,352	$—	$78,920
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
In February 2018, we entered into an Option License Agreement ("Option Agreement") with Laurel Venture Capital Ltd. ("Laurel"), which granted Laurel a limited license to evaluate the GSNOR assets. Under the Option Agreement we received an upfront non-refundable payment of $75,000, which was recognized as revenue in our accompanying condensed consolidated statements of operations.
In June 2018, we entered into an Asset Purchase Agreement ("Purchase Agreement") with Laurel and completed the sale of global rights to the GSNOR asset. As consideration under the Purchase Agreement, we received a non-refundable closing payment of $250,000, which was accounted for as a purchase of our intangible asset. We are also eligible to receive an additional payment of approximately $400,000 on the one-year anniversary of the sale completion date. In addition, we are eligible to receive milestone payments of up to $20.0 million, in the aggregate upon satisfaction by Laurel of certain regulatory approval milestones. We will also be eligible to receive royalty payments equal to a low single-digit percentage rate of worldwide net sales of any approved products. If Laurel transfers any part of the rights to the GSNOR assets within 12 months of the sale completion date, we will be eligible to receive one-fourth of any cash payments made to Laurel by a transferee within 18 months of the sale completion date and such transferee will remain obligated with respect to Laurel’s milestone and royalty obligations to us.
Upon the sale of the GSNOR assets, we derecognized the full carrying value of the intangible asset of $1.5 million on our accompanying condensed consolidated balance sheets and recognized a loss on the sale of the intangible asset of $1.2 million on the accompanying condensed consolidated statements of operations.
8. Accrued Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued research and development	$3,745	$197
Accrued professional fees	375	112
Accrued taxes and licenses	81	30
Accrued other	113	43
Total	$4,314	$382
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
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations, financial, or other condition. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. As such, as of September 30, 2018, the classification of the loan is split between current and noncurrent based on the timing of payment obligations.  The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances; make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of September 30, 2018.
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
The debt discount is being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. Non-cash interest expense associated with the amortization of the discount was $43,000 for both the three months ended September 30, 2018 and 2017, and $131,000 and $43,000 for the nine months ended September 30, 2018 and 2017, respectively. The unamortized discount was $210,000 as of September 30, 2018.
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
Under the terms of the Collaboration Agreement, Kite made upfront payments to us of $5.5 million, which were initially recorded as deferred revenue. As of September 30, 2018, we are eligible to receive milestone payments based upon the successful achievement of pre-specified research, clinical, and regulatory milestones totaling up to $530.0 million plus royalty payments on product sales, if any. Kite will receive an exclusive, worldwide license to research, develop, and commercialize engineered autologous T cell therapies incorporating two programs coming from our platform.
In October 2017, we entered into an amendment (the "Amendment") with Kite to extend the research term of the Collaboration Agreement. Under the amended agreement, we are eligible to receive an additional $450,000 in research support payments from Kite in two tranches (instead of a single tranche as previously contemplated by the original Collaboration Agreement). In June 2018, we recognized a research support payment under the amended agreement. In October 2018, we entered into another amendment with Kite, which amended portions of the research plan. We recorded revenue under the Collaboration Agreement of $0 and $128,000 for the three months ended September 30, 2018 and 2017, respectively, and

$630,000 and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively. In the second quarter of 2018, we recognized the remaining balance in deferred revenue on our accompanying condensed consolidated balance sheets.
On January 1, 2018, we adopted the new revenue standard using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The cumulative effect of the changes related to the adoption of the new revenue standard increased our beginning balances in accumulated deficit and deferred revenue by $203,000 within our condensed consolidated balance sheet. Prior to the adoption of the new revenue standard, we recognized revenue under the Collaboration Agreement based upon the estimated performance periods related to the non-refundable upfront payments we received from Kite. Under the new standard, we recognize revenue based on employee hours contributed to each performance obligation. We recognized $203,000 in higher revenue for the nine months ended September 30, 2018, as compared to what would have been recorded under previous accounting guidance.
12. Stockholders’ Deficit
Common Stock
In July 2016, we entered into a sales agreement (the “Cowen Sales Agreement") with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock having aggregate sales proceeds of up to $30.0 million, from time to time, through an “at the market” equity offering program under which Cowen acted as our sales agent. In June 2018, we and Cowen agreed to terminate the Cowen Sales Agreement.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. The shares will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-212404), declared effective by the SEC on July 14, 2016. We filed a prospectus supplement (the “Prospectus Supplement”), dated June 11, 2018, with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement. The Prospectus Supplement relates to the offering of $14.5 million in shares of our common stock and we will be required to file an additional prospectus supplement in the event we seek to offer more than $14.5 million in shares of our common stock in accordance with the Equity Distribution Agreement.
In connection with the Equity Distribution Agreement, we incurred legal, accounting and other direct costs related to our efforts to raise capital. These costs have been capitalized as deferred offering costs and are included within prepaid expenses and other current assets in our accompanying condensed consolidated balance sheets. These costs are deferred until completion of an offering, at which time they will be reclassified to additional paid-in capital as a reduction of the proceeds. As of September 30, 2018, we have incurred $307,000 of deferred offering costs and have made no sales under the Equity Distribution Agreement.
Equity Incentive Plans and Equity Awards
In April 2018, our board of directors adopted, and in June 2018 our stockholders approved, the 2018 Equity Incentive Plan ("2018 Plan") which provides for the granting of certain awards to eligible employees, officers, directors, and consultants. Upon approval of the 2018 Plan by the stockholders in June 2018, 901,530 shares of our common stock were reserved for issuance under the 2018 Plan, and we ceased granting stock awards under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan and the Amended and Restated 2015 Stock Plan (collectively, the "Legacy Plans"). All shares of common stock subject to awards under the Legacy Plans that expire or terminate without having been exercised in full, or are forfeited to or repurchased by the company, will be added to the 2018 Plan, up to a maximum of 1,972,784 shares.
Additionally, our 2018 Plan provides for an annual increase in the number of shares reserved for insurance under our 2018 Plan equal to the lesser of (1) 5% of the number of shares of common stock outstanding as of the last day of the preceding calendar year and (2) 1,500,000. However, our board of directors may act prior to January 1st of a given year to provide that there will be no January 1st increase for such year or that the increase for such year will be a lesser number of shares.

In August 2018 our board of directors approved an inducement option grant to purchase 150,000 shares of our common stock to our President and Chief Operating Officer, as an “inducement” grant pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The grant of the option was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. The options granted vest within four years, subject to continued employment, and expire ten years after the date of grant.
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
Stock-based compensation and warrant expense is classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Employee:
Research and development	$197	$38	$599	$93
General and administrative	332	169	946	386
Non-Employee:
Research and development	11	16	19	40
General and administrative	4	6	14	9
Total stock-based compensation expense	$544	$229	$1,578	$528
13. Income Taxes
We are subject to income taxes in the United States and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Our effective tax rate for the three and nine-month periods ended September 30, 2018 was 0.0% and 1.19%, respectively. The difference between the effective tax rate of 1.19% and the U.S. federal statutory rate of 21% for the three and nine-month periods ended September 30, 2018 was primarily due to recognizing a full valuation allowance on deferred tax assets.
As part of the merger with Nivalis, we identified $1.5 million of acquired IPR&D. IPR&D acquired in a business combination is an indefinite-lived intangible asset until the completion, abandonment, or sale of the associated R&D efforts. As of December 31, 2017, we had recorded a deferred tax liability of $305,000 as a result of the acquired IPR&D having a financial reporting basis of $1.5 million and a tax basis of $0. In June 2018 we sold our IPR&D to a third party, resulting in the removal of the associated deferred tax liability. Accordingly, we have calculated an annual estimated tax rate of 1.19%, which represents the estimated annual benefit of the removal of the deferred tax liability, and have applied the rate to the quarterly results from continuing operations, arriving at a tax benefit for the nine months ended September 30, 2018 of $305,000.
In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the "Tax Reform Act") which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. Our federal tax loss and research and development credit carryforwards have been updated from the amounts provisionally disclosed previously to reflect a change in position with respect to our 2017 federal research and development credit. The update is a result of additional time spent on modeling the potential use of our tax attributes, as impacted by the Tax Reform Act. Otherwise, during the nine-months ended September 30, 2018, we did not receive any additional information regarding these provisional calculations, except as disclosed in this note.
During the third quarter of 2018, we finalized our US federal tax return. While we do not anticipate any remaining adjustments related to the Tax Reform Act, the measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the Tax Reform Act. Any subsequent adjustments will be recorded in the fourth quarter of 2018 when the full analysis is complete.

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
We are committed to developing new modalities of functional immune therapeutics, using our directed evolution based platform to create potentially powerful multifunctional immunotherapies to improve patients' lives. Supported by promising preclinical data, we aim to:

•	advance our lead program ALPN-101, a dual ICOS/CD28 antagonist, for the treatment of autoimmune/inflammatory diseases to clinical trials;

•	advance our lead oncology program ALPN-202, a dual PD-L1/CTLA-4 antagonist and PD-L1 dependent CD28 T cell costimulator, for the treatment of cancer to clinical trials; and

•	maximize the value of our pipeline and platform via partnering activities.

Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, and other research and development activities. To date, we have financed operations primarily through private placements of convertible preferred stock, funds received from a license and research agreement, debt, and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through September 30, 2018, we have raised an aggregate of $103.9 million to fund operations, of which $49.2 million was from the sale of convertible preferred stock, $5.6 million was through a license and research agreement, $5.0 million obtained from a long-term loan, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of September 30, 2018, we had cash, cash equivalents, and short-term investments totaling $62.0 million.
Our net loss was $12.1 million for the three months ended September 30, 2018 compared to net income of $2.1 million for the three months ended September 30, 2017. Our net loss was $25.4 million and $3.5 million for the nine months ended September 30, 2018 and 2017, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

•
initiate and complete clinical trials for product candidates, including ALPN-101, a dual ICOS/CD28 antagonist program targeting autoimmune/inflammatory disorders and ALPN-202, a dual PD-L1/CTLA-4 antagonist and PD-L1 dependent CD28 T cell costimulator targeting cancer indications;

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
Business Combination with Nivalis
On April 18, 2017, we entered into a merger agreement, or the Merger Agreement, with Nivalis, a public biotechnology company. Upon the closing of the merger, (1) a wholly-owned subsidiary of Nivalis merged with and into Alpine, with Alpine (renamed continuing as "AIS Operating Co., Inc.") remaining as the surviving entity; and (2) Nivalis was renamed as "Alpine Immune Sciences, Inc." On July 24, 2017, the business combination of Alpine and Nivalis was completed. Under the terms of the Merger Agreement, Alpine’s preexisting stockholders, warrantholders and optionholders received approximately 76% of the fully-diluted shares of common stock of the combined organization in exchange for the transfer of all of Alpine’s common stock. This transaction was consummated to provide us with increased access to sources of capital and a broader range of investors to support the clinical development of our products. The acquired assets and liabilities of Nivalis are included in our condensed consolidated balance sheet as of September 30, 2018 and Nivalis’ results of operations and cash flows for the period from July 25, 2017 through September 30, 2018 are included in our condensed consolidated statement of comprehensive income and cash flows for the period from July 25, 2017 through September 30, 2018. See notes to the condensed consolidated financial statements included in this Form 10-Q for further information regarding the business combination.
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
On October 20, 2017, we entered into an amendment, or the Amendment, with Kite to extend the research term of the Collaboration Agreement. Under the Amendment, we are eligible to receive an additional $450,000 in research support payments from Kite in two tranches (instead of a single tranche as previously contemplated by the Collaboration Agreement). In June 2018, we recognized a research support payment under the amended agreement. The Amendment also amended and restated the original research plan. In June 2018, we recognized the remaining deferred balance and the first support payment under the Amendment. In October 2018, we entered into another amendment with Kite, which amended portions of the research plan.
We have recognized a total of $5.6 million in revenue from inception through September 30, 2018 related to the Collaboration Agreement. We may generate revenue in the future from milestone payments made pursuant to the Collaboration Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate will fluctuate from quarter to quarter.
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
We incurred $10.5 million and $2.8 million in research and development expenses for three months ended September 30, 2018 and 2017, respectively, and $20.0 million and $6.9 million for the nine months ended September 30, 2018 and 2017, respectively. We plan to increase our research and development activities for the foreseeable future as we continue to develop our platform and product candidates.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our significant accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in our Annual Report except the following:
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, as amended, or the new revenue standard, or ASC 606, which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASC 606 implements a five-step process for customer contract revenue recognition focusing on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASC 606 is effective for reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted the new accounting standard and all of the related amendments, using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The cumulative effect of the changes related to the adoption of the new revenue standard and increased our beginning balances in accumulated deficit and deferred revenue by $203,000 within our condensed consolidated balance sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 for additional discussion and the impact from the adoption of the new revenue standard.
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
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation - Stock Compensation, or Topic 718, about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, and applied prospectively to modifications occurring on or after the adoption date. We adopted this new standard effective January 1, 2018. The adoption of this standard did not have an impact on our financial statements. For the nine months ended September 30, 2018, there were no modifications to the terms or conditions of a share-based payment award.

Results of Operations
Comparison of Three Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2018	2017
	(unaudited)
Collaboration revenue	$—	$128	$(128)
Operating expenses:
Research and development	10,529	2,750	7,779
General and administrative	1,857	1,932	(75)
Total operating expenses	12,386	4,682	7,704
Loss from operations	(12,386)	(4,554)	(7,832)
Other income (expense):
Bargain purchase gain	—	6,539	(6,539)
Interest expense	(82)	(75)	(7)
Interest and other income	329	216	113
Loss before taxes	(12,139)	2,126	(14,265)
Income tax benefit (expense)	—	(4)	4
Basic and diluted net income (loss) attributable to common stockholders	$(12,139)	$2,122	$(14,261)
Collaboration Revenue
The $0.1 million decrease in revenue was attributable to the timing of revenue recognized under our Collaboration Agreement with Kite, the recognition of the first research support payment under the Amendment, and the adoption of ASC 606, Revenue from Contracts with Customers. Under the terms of the Collaboration Agreement, we received upfront payments of $5.5 million, which were initially recorded as deferred revenue and recognized over the period of the research term. As of September 30, 2018, we have no remaining balance in deferred revenue on our accompanying condensed consolidated balance sheets. The adoption of ASC 606 resulted in $0.2 million in higher revenue for the 2018 period, as compared to what would have been recorded under previous accounting guidance.
Research and Development Expenses
The $7.8 million increase in research and development expenses was primarily attributable to an increase of $4.0 million in contract manufacturing and process development of ALPN-101 and ALPN-202, an increase of $2.9 million in direct research activities, an increase of $0.6 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.2 million in stock-based compensation, and an increase of $0.1 million in allocated overhead and facilities.
General and Administrative Expenses
The $0.1 million decrease in general and administrative expenses was primarily attributable to a $0.5 million decrease in professional and legal service fees related to merger costs incurred during the 2017 period. This decrease was partially offset by a $0.2 million increase in personnel-related expenses primarily related to an increase in administrative headcount, an increase of $0.1 million in stock-based compensation, and a $0.1 million increase in facility costs to support the growth and expansion of our business.

Comparison of Nine Months Ended September 30, 2018 and 2017
The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2018	2017
	(unaudited)
Collaboration revenue	$705	$1,603	$(898)
Operating expenses:
Research and development	20,039	6,916	13,123
General and administrative	5,848	4,872	976
Loss on sale of intangible asset	1,203	—	1,203
Total operating expenses	27,090	11,788	15,302
Loss from operations	(26,385)	(10,185)	(16,200)
Other income (expense):
Bargain purchase gain	—	6,539	(6,539)
Interest expense	(243)	(76)	(167)
Interest and other income	971	261	710
Loss before taxes	(25,657)	(3,461)	(22,196)
Income tax benefit (expense)	305	(4)	309
Basic and diluted net income (loss) attributable to common stockholders	$(25,352)	$(3,465)	$(21,887)
Collaboration Revenue
The $0.9 million decrease in revenue was primarily attributable to the timing of revenue recognized under our Collaboration Agreement with Kite, the recognition of the first research support payment under the Amendment, and the adoption of ASC 606. Under the terms of the Collaboration Agreement, we received upfront payments of $5.5 million, which were initially recorded as deferred revenue and recognized over the period of the research term. In the second quarter of 2018, we recognized the remaining balance in deferred revenue on our accompanying condensed consolidated balance sheets and recognized the first research support payment under the amended agreement. The adoption of ASC 606 resulted in $0.2 million in higher revenue for the 2018 period, as compared to what would have been recorded under previous accounting guidance.
Research and Development Expenses
The $13.1 million increase in research and development expenses was primarily attributable to an increase of $6.6 million in contract manufacturing and process development of ALPN-101 and ALPN-202, an increase of $4.2 million in direct research activities, an increase of $1.5 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.5 million in stock-based compensation, and an increase of $0.3 million in allocated overhead and facilities.
General and Administrative Expenses
The $1.0 million increase in general and administrative expenses was primarily attributable to a $0.9 million increase in personnel-related expenses related to an increase in administrative headcount, an increase of $0.5 million in stock-based compensation, and a $0.4 million increase in insurance and facility costs to support the growth and expansion of our business. Offsetting this increase was a $0.8 million decrease in professional and legal services, which relates primarily to lower merger-related costs, partially offset by higher costs to support operating as a public company during the 2018 period.
Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel in June 2018.

Liquidity and Capital Resources
As of September 30, 2018, we had cash, cash equivalents, and short-term investments totaling $62.0 million. We have raised an aggregate of $103.9 million to fund operations, of which $49.2 million was from the sale of convertible preferred stock, $5.6 million was through a license and research agreement, $5.0 million advanced from a long-term loan, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under the Collaboration Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome Kite’s research and development activities and is uncertain.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. The shares will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-212404), declared effective by the Securities and Exchange Commission, or the SEC, on July 14, 2016. We filed a prospectus supplement, or the Prospectus Supplement, dated June 11, 2018, with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement. The Prospectus Supplement relates to the offering of $14.5 million in shares of our common stock and we will be required to file an additional prospectus supplement in the event we seek to offer more than $14.5 million in shares of our common stock in accordance with the Equity Distribution Agreement. As of September 30, 2018, no sales had been made under the Equity Distribution Agreement.
Long-Term Financing
In December 2016, we entered into a term loan agreement with Silicon Valley Bank pursuant to which up to $5.0 million could be borrowed.  On June 30, 2017, we drew down a term loan of $5.0 million pursuant to the agreement. The loan has an interest-only period that expired on July 1, 2018, at which point we became required to make thirty consecutive equal monthly payments of principal (each in an amount that will fully amortize the loan), plus accrued interest. Interest accrues at a floating per annum rate equal to the lender’s prime rate minus 1.75%. As a condition to the loan, we agreed to pay a final payment fee of 7.5%, or $375,000, upon repayment of the loan. The final payment fee was recorded in long-term debt with an offsetting reduction in long-term debt and was accounted for as a debt discount. As of September 30, 2018, we had $4.5 million outstanding principal amount under our term loan agreement.
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.  The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of September 30, 2018.

Cash Flows
The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Net cash used in operating activities	$(19,018)	$(10,735)
Net cash provided by (used in) investing activities	22,982	(31,658)
Net cash (used in) provided by financing activities	(491)	42,688
Net Cash Used in Operating Activities:
Net cash used in operating activities was $19.0 million during the nine months ended September 30, 2018 and consisted primarily of our net loss of $25.4 million, offset by a net increase of $3.9 million in operating assets and liabilities and net non-cash adjustments of $2.5 million, which primarily relate to the loss on the sale of our intangible asset, stock-based compensation, the write-off of our deferred tax liability, depreciation and amortization.
Net cash used in operating activities was $10.7 million during the nine months ended September 30, 2017, and consisted primarily of our net loss of $3.5 million, a non-cash adjustment of $6.5 million related to our bargain purchase gain and a net decrease of $1.5 million in our operating assets and liabilities. This was partially offset by other non-cash adjustments of $0.8 million, which primarily relates to stock-based compensation and depreciation. The increase in cash used in operations in 2018 as compared to the 2017 period was largely attributable to personnel-related expenses as a result of increased headcount, increased direct contract research costs to support product development, and cash used to support operating as a public company.
Net Cash Provided by (Used in) Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase short-term investments and proceeds from the maturities of short-term investments, thus causing a shift between our cash and cash equivalents and short-term investment balances. We manage our cash usage with respect to our total cash, cash equivalents and short-term investments.
Net cash provided by investing activities was $23.0 million during the nine months ended September 30, 2018 and consisted primarily of our net purchases and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as the purchases of property and equipment, primarily lab equipment, to support research and development efforts.
Net cash used in investing activities was $31.7 million during the nine months ended September 30, 2017 and consisted primarily of our net purchase and sale of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities, as well as the purchases of property and equipment, primarily lab equipment, to support research and development efforts, and cash acquired through our merger with Nivalis.
Net Cash (Used in) Provided by Financing Activities:
Net cash used in financing activities was $0.5 million during the nine months ended September 30, 2018 and primarily consisted of principal payments on our debt, partially offset by of proceeds from the exercise of stock options.
Net cash provided by financing activities was $42.7 million for the nine months ended September 30, 2017 and consisted primarily of $37.7 million in proceeds from the sale of preferred stock and $5.0 million from the advance of a long-term loan.
Contractual Obligations and Contingent Liabilities
As of September 30, 2018, there have been no material changes to our contractual obligations and commitments from December 31, 2017 as those disclosed in our Annual Report except the following:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, we are not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.
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
Changes in Internal Control over Financial Reporting.
Our management, including our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting during the period ended September 30, 2018, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of September 30, 2018, we had $62.0 million in cash and cash equivalents and short-term investments. Based on our current operating plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
We are a development-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies using our proprietary scientific platform technology, which produces variant Ig domains or vIgDs. We have had significant operating losses since inception. For the nine months ended September 30, 2018, our net loss was $25.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborator Kite. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, we are working to advance our lead program ALPN-101 for the treatment of autoimmune/inflammatory diseases to clinical trials and we anticipate completing all tasks necessary to commence human clinical trials of ALPN-101in the first quarter of 2019. We are also working to advance our lead oncology program ALPN-202 for the treatment of cancer and preclinical development activities continue as planned, with the goal of human clinical trials starting in 2019. Even with the significant investment of time and funding to advance ALPN-101 and ALPN-202, we cannot guarantee that our pre-clinical development efforts will be successful or that any of our product candidates will advance to human clinical trials. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or contract research organizations deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease.

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

•	an anti-ICOSL/B7RP-1 monoclonal antibody being developed by Amgen, Inc. (may be referred to as prezalumab, AMG557 or MEDI5872);

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA (FR104);

•	a CTLA-4 Ig fusion selective for CD86 fusion protein being developed by Astellas Pharma Inc. (ASP 2408/09);

•	a CD28 superagonist monoclonal antibody being developed by TheraMab LLC (TAB08); and

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (AMG-570/MEDI0700).

Platforms potentially competitive with our scientific platform include:

•	Nanobody® (Sanofi): Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	DART® (Macrogenics Inc.): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Anticalin® (Pieris Pharmaceuticals Inc.): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Targeted Immunomodulation™ (Compass Therapeutics LLC): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics Inc.: Trispecific antigen-binding proteins;

•	Various bispecific antibody platforms (e.g., Amgen Inc. (BiTE®—approved), Roche AG (RG7828), Zymeworks Inc. (Azymetric™), Xencor Inc. (XmAb Bispecific), Compass Therapeutics (StitchMabs™));

•	Five Prime Therapeutics®: Proprietary protein library and rapid protein production and testing platform;

•	Regeneron®: VEGF Trap and VelociSuite® antibody technology platforms; and

•	Shattuck Labs® Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets.
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
As of September 30, 2018, we had $62.0 million in cash and cash equivalents and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates, and products and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. As of September 30, 2018, our patent portfolio consists of over 35 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
Our executive officers and directors together with their respective affiliates, own approximately 68% of our outstanding common stock as of September 30, 2018. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
The resale of approximately 10.3 million shares was previously prohibited as a result of lock-up agreements entered into by certain of our stockholders in connection with our merger with Alpine Immune Sciences, Inc. in July 2017; however, subject to applicable securities law restrictions, these shares became eligible for sale in the public market beginning January 21, 2018. In addition, the shares subject to outstanding options and warrants, of which options and warrants to purchase 774,291 shares and 16,377 shares, respectively, were exercisable as of September 30, 2018, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
We will incur significant legal, accounting, and other expenses Alpine did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC. Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect that these rules and regulations will increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, our management team consists in part of the executive officers of Alpine prior to the merger, some of whom may not have previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors and officer’s liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of our company, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 6, 2018, we granted an option to purchase 150,000 shares of our common stock with an exercise price of $6.81 per share to Dr. Mark Litton, our president and chief operating officer, as an “inducement” grant pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. One-fourth of the shares underlying the option will vest on August 6, 2019 and 1/48th of the total number of shares underlying the option will vest on each monthly anniversary thereafter, such that the shares underlying the option will be fully vested on August 6, 2022. Vesting of the option is subject to Dr. Litton’s continued employment with us on the applicable vesting dates. The option’s expiration date is August 5, 2028. The grant of the option was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1+	Form of Stand-Alone Inducement Stock Option Grant between the Company and Mark Litton	8-K	001-37449	10.1	8/6/2018

10.2+	Executive Employment Agreement, dated August 6, by and between the Company and Mark Litton	8-K	001-37449	10.2	8/6/2018

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or a compensatory plan, contract or arrangement.
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

ALPINE IMMUNE SCIENCES, INC.
Date: November 8, 2018	By:	/s/ Mitchell Gold
	Name:	Mitchell Gold
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: November 8, 2018	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer