Form 10-K
period 2018-12-31
ALPINE IMMUNE SCIENCES, INC.
filed 2019-03-18
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code: (206) 788-4545
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on the NASDAQ stock market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2018, was approximately $33.8 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of March 6, 2019 was 18,561,029.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify, develop and commercialize additional products or product candidates;

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;

•	our ability to obtain funding for our operations;

•	the implementation of our business model and strategic plans for our business and technology;

•	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;

•	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our technology and product candidates;

•	the timing or likelihood of regulatory filings and approvals;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the rate and degree of market acceptance and clinical utility of any future products;

•	our ability to maintain and establish collaborations;

•	our expectations regarding market risk, including interest rate changes;

•	developments relating to our competitors and our industry; and

•	our expectations regarding licensing, acquisitions and strategic operations.
These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A. Risk Factors, and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.
Overview
Our company is focused on discovering and developing innovative, protein-based immunotherapies targeting the immune synapse to treat cancer, autoimmune/inflammatory disorders, and other diseases. Our proprietary scientific platform uses a process known as directed evolution to convert native immune system proteins from the Immunoglobulin Super Family, or IgSF, into multi-targeted therapeutics potentially capable of modulating the human immune system.
Our lead program is ALPN-101, a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical data have demonstrated potential efficacy in models of graft versus host disease, or GvHD, arthritis, inflammatory bowel disease, and multiple sclerosis. In January 2019, we initiated dosing in a Phase I healthy volunteer study in Australia. We anticipate presenting data from this study at a conference in 2020 and using the data from this study to begin one or more proof-of-concept Phase II studies in indications such as psoriatic arthritis and GvHD. Our goal is to file an investigational new drug application, or IND, or IND-equivalent in 2019 for a Phase Ib trial of ALPN-101 in GvHD.
Our second program is ALPN-202, a dual PD-L1/CTLA-4 antagonist with PD-L1 dependent CD28 costimulation intended for the treatment of cancer. Preclinical data have demonstrated potential efficacy in tumor models with an immune stimulatory profile significantly different than PD-L1 checkpoint antagonism alone. Our goal is to file an IND or IND-equivalent in 2019 for authorization to initiate human clinical trials with ALPN-202.
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, or ECT, such as chimeric antigen receptor T cells, or CAR-T, T cell receptor-engineered T cells, or TCR-T, and tumor infiltrating lymphocytes, or TILs. In October 2015, we signed a collaboration agreement with Kite Pharma (now a Gilead Company), or Kite, covering two IgSF targets addressable by our platform. Separate from this collaboration, we have developed multifunctional proteins based on other IgSF targets with the potential to improve CAR-T, TCR-T, TILs, and oncolytic virus based therapies.
Based on these advancements and other preclinical data to date, our scientific platform has proven capable of identifying novel molecules - including single domains capable of modulating multiple targets. These molecules have demonstrated efficacy in in vitro as well as in vivo preclinical models. We believe therapeutics generated by our scientific platform have the potential to provide benefit in a broad range of immune system disorders.
Immunology Background
Our therapies are being evaluated for their potential to target immune system disorders, including oncology (cancer), and inflammatory/autoimmune disease. Based on preclinical data generated to date, we believe therapeutics generated by our platform have the potential to provide patient benefit in a broad range of immune system disorders. We have chosen to focus our initial efforts on select therapeutic areas with unmet medical needs in oncology and inflammatory/autoimmune disease.
The human immune system is a complex system evolved to protect the host from external infection and harmful alterations of the body’s own cells. At the most basic level, this system has evolved to detect antigens. Antigens are essentially anything causing the immune system to try and mount an immune response. Antigens vary from pathogens like a virus, mutated cells like those involved in causing cancer, or even otherwise healthy cells. In special situations such as transplanted organs or cells from a bone marrow transplant, the body sees antigens from these otherwise normal cells as “non-self”.
The immune system determines if an antigen is harmful or not, and then acts accordingly—activating to destroy cells displaying the target antigen or inhibiting the immune system from doing anything if the target antigen is determined not harmful. The immune system has a memory for antigens so it can mount an activating or inhibitory response more quickly if a previously-seen antigen is encountered again.
The basic actors within the immune system are as follows:

•	Antigen presenting cells, or APCs, responsible for gathering antigens and presenting them to the immune system.

•	T cells armed to destroy cells the immune system has decided are harmful—including pathogens, cancer cells, and transplanted cells.

•	B cells capable of recognizing foreign antigens and secreting antibodies to facilitate removal of the identified antigens.

•	Regulatory T cells and suppressive myeloid cells which inhibit the immune system from responding, preventing the immune system from attacking healthy cells.
Importantly, the APCs in the immune system gather antigens to determine whether they are harmful or not. If the antigens are determined harmful by the immune system, cytotoxic (effector) cells are activated to eliminate the harmful cells. If the antigens are determined not harmful by the immune system, regulatory cells inhibit the immune system to ensure no normal healthy cells are eliminated. There are several components and signaling pathways involved in regulating the activation or inhibition of the immune system.
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
For cancer, patients need a stronger immune response, so we seek to develop therapies delivering an activating signal, blocking an inhibitory signal, or both. If a patient has an inflammatory/autoimmune disease or has received a transplant, we seek to develop therapies delivering an inhibitory signal, blocking an activating signal, or both.
Inflammatory/Autoimmune Disease
Inflammatory or autoimmune diseases like arthritis, systemic lupus erythematosus (“lupus”), inflammatory myositis (for example, polymyositis and dermatomyositis), Sjögren’s syndrome, Type I diabetes, and inflammatory bowel disease are a result of the immune system targeting the body’s healthy tissues by mistake. There are more than 80 known types of inflammatory/autoimmune diseases, many of which are severely debilitating and/or life threatening. A related condition is when a transplant patient’s body attacks the newly transplanted organ (host versus graft rejection) or, in the case of stem cell transplants, the newly transplanted cells attack the patient’s body (graft versus host disease). These are all immune system disorders caused by the immune system having too much activation or too little inhibition. For simplicity, we will refer to autoimmune and inflammatory diseases as simply “inflammatory diseases”.
Substantial progress has been made over the last decade in developing disease-modifying therapies to slow or stop disease progression in multiple inflammatory diseases. Inhibitors of the pro-inflammatory cytokine TNFα, as well as approved drugs like abatacept, which blocks T cell costimulation, have led to disease reductions and improvements in quality of life for patients with a variety of inflammatory diseases.
Our therapeutic goal in inflammatory disease is to press on the brake by delivering an inhibitory signal or release the gas by blocking an activating signal. We believe one novel aspect of our proprietary scientific platform is the potential ability to create a single protein-based therapeutic capable of doing both. We do not currently have a therapeutic targeting inflammatory disease on the market. However, based upon evidence from preclinical studies to date, we believe our scientific platform has the potential to produce IgSF‑based therapeutics targeting inflammatory diseases.

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
Traditional cancer treatments have focused on directly killing tumor cells using toxic chemicals like chemotherapy or other approaches like irradiating cells. The 2010 FDA approval of sipuleucel-T marked a meaningful change in how tumors are treated. Sipuleucel-T represented the FDA’s first approval of an active cancer immunotherapy. It was designed to help a patient’s immune system attack prostate cancer cells. Brought to FDA approval by one of the founders of our company, the approval of sipuleucel-T energized the field to focus more closely on how to make use of the immune system to treat cancer.
The subsequent development of therapies targeting “checkpoint inhibitors” or pathways responsible for inhibiting an immune response has resulted in several FDA-approved therapeutics. Targeting checkpoint inhibitors, thereby releasing the brake on the immune system, has provided meaningful efficacy for a subset of cancer patients.
The first drug approved in this therapeutic class was ipilimumab, an antibody interfering with inhibitory signals from an IgSF protein called CTLA-4. In 2014, two antibodies blocking the inhibitory IgSF protein PD-1— pembrolizumab and nivolumab—were approved in multiple indications, and a third, cemiplimab, was approved in 2018. Antagonists of the IgSF protein PD-L1 have also been approved in multiple indications, including atezolizumab, avelumab, and durvalumab.
In addition to modulators of these IgSF proteins, several other immunotherapies for cancer are either approved or in development including engineered cellular therapies (CAR-T, TCR-T and TILs), cancer vaccines, and oncolytic viruses.
Our Scientific Platform
The human immune system is a complex system evolved to protect humans from external infections and harmful changes of internal cells. The Immunoglobulin Superfamily (abbreviated “IgSF”) is the name given to the largest family of adhesion, costimulatory (activating), and inhibitory (blocking) proteins found on the surface of immunological, neurological, and other human cell types. These cell surface and soluble molecules are broadly involved with recognition of antigens, assisting in the formation of the immune synapse, and performing costimulatory, coinhibitory, and cytokine receptor signaling functions. This family includes many well-known targets, such as those seen in Figure 1.

Figure 1
Our scientific approach and platform are based upon IgSF protein units (referred to as “domains”). We believe the IgSF protein family is particularly valuable because many IgSF proteins naturally bind multiple binding partners, also referred to as “counterstructures”.
IgSF proteins are the principal players in the immune synapse, which is another reason we chose to focus our scientific platform on IgSF proteins. Immune synapses are a temporary, dynamic interaction required for the immune system’s response to antigens. When the synapse is created between two cells (like an APC and a T cell, or a tumor cell and a T cell), adhesion molecules hold cell membranes in tight formation to enable sufficient antigen presentation and/or receptor signaling. When this exchange works well, the body is adequately defended against a wide range of pathologies, including cancer and infectious diseases. When this exchange malfunctions, harmful cells are not destroyed or normal/healthy cells are mistakenly attacked - eventually resulting in inflammatory diseases. We believe our scientific platform represents a novel approach to targeting the immune system. Our scientists create Variant Ig Domains, or vIgDs through directed evolution, which is an iterative scientific engineering process purposefully conducted to engineer an IgSF protein for a desired therapeutic function. The potential to create therapies capable of working within a formed synapse, forcing a synapse to occur, or preventing a synapse from occurring are important, novel attributes of our scientific platform.
The immune synapse is very small and often exists for just minutes. While intact, cells forming the synapse exchange a wide variety of information. Environmental cues, ligand/receptor expression ratios, and specific receptor orientations come together in a dynamic fashion to determine whether a T cell is going to respond to a given antigen or recognize it as harmless.
Our scientific platform seeks to engineer native, or so-called “wild-type” IgSFs, turning them into therapeutics with potential benefit to patients with cancer or inflammatory diseases. We believe our scientific platform represents a novel approach to targeting the immune system.
We believe the key advantages to our approach are:

•	potential broad applicability since many critical immuno-regulatory proteins are composed of IgSF members;

•	potentially rapid and precise selection of desired binding properties; and

•	potential recovery of affinity-modified proteins biased towards a well-folded, non-aggregated, and stable subset of proteins.
Figure 2 shows the process of directed evolution in our scientific platform. Our scientists utilize yeast display protein library strategies to identify variants of wild-type IgSFs with desired binding characteristics via so-called “affinity maturation” campaigns. We start with a wild-type IgSF protein and then enter a cycle of library generation and yeast display. Flow cytometry or other methods are used to sort for yeast clones displaying variants with desired binding characteristics. Biologic and biophysical assays of purified proteins assess biological function and manufacturing characteristics. The end product is an optimized vIgD. Additional cycles can be carried out by building next generation libraries from the output of prior libraries to result in further optimization.
Figure 2
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

We believe the advantages of our scientific platform allow us to identify new biology. Our lead program, ALPN-101, is an example where a single wild-type ICOSL domain, normally only binding ICOS with any physiological relevance, is engineered as a vIgD able to bind both ICOS and CD28. We have accomplished analogous modifications in other programs directed to disclosed and undisclosed targets, including the disclosed targets in Figure 3.
Figure 3
In preclinical animal models, we find our engineered vIgDs can outperform the relevant wild-type IgSF protein and/or other reference molecules when the vIgD differs from the wild-type IgSF by as few as one to three mutations. Based on in silico analyses and analogous FDA-approved therapies, we do not believe vIgDs are unusually susceptible to immunogenic effects causing adverse events or loss of drug activity.
Our scientific platform is highly productive. A single library run through the directed evolution process can potentially create vIgDs useful in both oncology and inflammatory diseases. While this potential advantage is not universal for every IgSF target, our experience is most of our successful discovery campaigns result in vIgDs applicable to a broad variety of therapeutic protein designs . We believe this is a novel attribute given most other platforms require each molecule to be painstakingly purpose-built for each intended therapeutic area.

We believe our vIgDs are highly flexible. In many cases, a single affinity-maturation campaign can result in potential multiple domains suitable for use in the formats such as those illustrated in Figure 4.
Figure 4
vIgD-Fc
The vIgD-Fc fusion protein is the simplest format. Our lead autoimmune/inflammation program, ALPN-101, and lead oncology program, ALPN‑202, are both examples of vIgD-Fc formats. The engineered vIgD protein is fused to an Fc backbone. Combining vIgDs with antibody Fc domains to make Fc fusion proteins potentially allows for better expression, facilitates purification, and improves pharmacokinetic (dosing) properties. Fc fusion proteins are a standard format in the industry, with examples such as etanercept, abatacept, and belatacept. A vIgD-Fc could potentially be administered intravenously, subcutaneously, topically, or other methods of delivery.

Multifunction vIgD-based Molecule
Multiple vIgDs can be combined or “stacked” together with or without an Fc backbone to create a multifunctional, vIgD-based molecule. With the potential to make use of novel biology discovered using our scientific platform, an Fc fusion with just two domains can potentially affect three, four, or more IgSF targets

V-mAb
Our V-mAb technology potentially allows targeting a vIgD into the tumor microenvironment with a monoclonal antibody. A V-mAb is a vIgD joined with a monoclonal antibody recognizing a validated target (as depicted in Figure 4). Our V-mAbs use the targeting antibody to localize the vIgD to the tumor micro-environment or target tissue to potentially deliver specific, locally-active immuno-modulation.

Cell Therapy Enhancement
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, such as CAR-Ts, TCR-Ts, or TILs.
Collaboration with Kite Pharma, a Gilead Company
In addition to advancing programs internally, we continue to seek partners who can bring therapeutic area experience, development expertise, commercialization capabilities, and funding allowing us to maximize the potential of vIgDs and our scientific platform. In October 2015, we signed a research and license agreement with Kite, granting Kite an exclusive license to two of our TIP programs for use in Kite’s ECT programs. Under the terms of the license and research agreement with Kite, we have conducted initial research to deliver two program TIPs with certain pre-defined characteristics, and we are further responsible for conducting a research plan to deliver TIPs to two specified IgSF targets.
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

ALPN-101, a Dual ICOS/CD28 Antagonist for Inflammatory Diseases
Our lead inflammatory disease program, ALPN-101, is comprised of a novel single domain vIgD binding both ICOS and CD28 at higher affinity than wild-type molecules. This vIgD is fused to an effectorless Fc backbone and is intended for the potential treatment of certain inflammatory diseases.
Notably, ALPN-101 is not a bispecific antibody construct. A traditional bispecific would be constructed of one domain binding ICOS and one domain binding CD28. Instead, ALPN-101 makes use of a novel single domain protein vIgD engineered by our scientists using our proprietary scientific platform.
Inducible T cell Costimulator, or ICOS, is part of the CD28 costimulatory family of molecules, including PD-1, CD28, and CTLA-4. ICOS is related to CD28, but, in contrast, is poorly expressed in naïve T cells. ICOS is, however, rapidly induced upon T cell activation. It appears to be a dominant costimulatory pathway in at least some effector or pathogenic T cells, such as potentially in the absence of CD28. Elevated levels of ICOS‑expressing T cells have been described in an increasing number of inflammatory diseases, correlating with disease activity. At the same time, inhibition of ICOS is effective in several preclinical inflammatory disease models. The ICOS pathway may therefore represent a major costimulatory pathway, nonredundant with CD28, and highly relevant to inflammatory diseases.
Cluster of Differentiation 28 (“CD28”) is the dominant costimulatory pathway in naïve, antigen-inexperienced T cells, and is required for their activation. However, optimal and/or durable development of activated and/or effector T cells often occurs independently of CD28. CD28 expression becomes progressively reduced during longer-term activation in at least some T cell populations, and CD28-negative T cells have been observed in a growing number of inflammatory diseases, often correlated with disease activity.
While CD28 and ICOS both provide costimulatory signals, there is potentially a time-shifted dynamic to their evolved immune functions with CD28 providing initial costimulation and ICOS providing longer-term costimulatory effects. During activation, T cells eventually lose their dependence on CD28. ICOS, however, begins to be upregulated to provide an additional costimulatory signal.
Since ALPN-101 addresses potential deficiencies of single pathway blockade via its dual mechanism, we believe it is capable of delivering deeper clinical responses by blocking two key T cell costimulatory pathways with a single therapeutic. This hypothesis is supported by clinical data from CD28-only and ICOS-only therapeutics, both of which demonstrate only partial efficacy. Therapeutic agents directed against the CD28 pathway alone, such as the FDA-approved therapeutic abatacept, have proven only partially effective or ineffective in some inflammatory diseases, and/or induce only partial disease improvement in their approved indications.9 While few studies have examined the effect of therapeutic blockade of ICOS in humans, early clinical trial findings with the anti ICOSL monoclonal antibody prezalumab suggest inhibition of the ICOS pathway alone may also be insufficient to achieve complete remission in many inflammatory conditions.
We have performed a number of pre-clinical experiments demonstrating ALPN‑101 is active in both in vitro and in vivo models.

Superior Activity in Human Xenograft GvHD Model
ALPN-101 has been studied in an in vivo mouse model of GvHD, a damaging and even potentially fatal inflammatory disease most often brought about during stem cell and/or bone marrow transplant treatments for cancer or other serious diseases.
The results represented in Figure 5 shows ALPN-101 had superior survival when dosed three times per week for four weeks compared to belatacept (an FDA-approved drug for prevention of renal allograft rejection – a type of inflammation-related rejection process analogous to GvHD). In fact, 100% of ALPN-101 multi-dose treated animals across three different dose levels survived. Animals given only a single dose of ALPN-101 performed comparably to animals treated with belatacept dosed 3x/week for four weeks, demonstrating the potency and efficacy of ALPN-101 in this disease model.

Figure 5
Arthritis Model
Figure 6 shows data from an in vivo collagen-induced arthritis model. This model is designed to test a drug’s ability to reduce inflammatory signals associated with rheumatoid arthritis, psoriatic arthritis, and other types of inflammatory arthritis conditions. In this experiment, an early molecule in the ALPN-101 program was superior to abatacept, a drug approved by the FDA to treat rheumatoid and psoriatic arthritis, in preventing arthritic inflammation.

Figure 6

Inflammatory Bowel Disease Model
Inflammatory bowel disease, or IBD, is a disease caused by dysregulation of the immune system characterized by chronic inflammation of the gastrointestinal tract. In an animal model of inflammatory bowel disease, ALPN-101 demonstrated nearly complete control of disease in the subject animals as seen in Figure 7.
Figure 7
Multiple Sclerosis Model
Multiple sclerosis, or MS, is an abnormal response of the body’s immune system directed against the central nervous system, or CNS. The CNS is made up of the brain, spinal cord and optic nerves. In an animal model of MS, ALPN-101 demonstrated improved disease scores compared to abatacept and superior disease scores against wild-type ICOSL as seen in Figure 8.
Figure 8
Summary of ALPN-101 Program Preclinical Data
Our scientists and collaborators have demonstrated in preclinical studies that ALPN-101:

•	improves survival compared to belatacept in an in vivo animal GvHD model;

•
reduces disease severity and delays disease onset time relative to control in a pilot in vivo arthritis model with activity superior to abatacept, an FDA-approved drug for rheumatoid and psoriatic arthritis;

•	demonstrates control of IBD in an animal model of IBD; and

•	shows improved disease scores in an animal model of MS compared to abatacept.

ALPN-101 Clinical Plans
In January 2019, we initiated dosing in a Phase I trial of ALPN-101 in healthy volunteers, referred to as our AIS-A01 trial. This study is designed to evaluate the safety and tolerability of single and multiple ascending intravenous and/or subcutaneous doses of ALPN-101. In addition, pharmacokinetics, pharmacodynamics and exploratory biomarkers are being evaluated to help determine ALPN-101’s potential for the treatment of inflammatory diseases. The trial is being conducted in Australia. More information is available at www.clinicaltrials.gov (Identifier: NCT03748836). We expect to present data from the AIS-A01 clinical trial at a conference in 2020.
We plan to file an IND or IND-equivalent for a Phase Ib trial of ALPN-101 in GvHD in 2019. GvHD is a damaging and even potentially fatal inflammatory disease most often brought about during stem cell and/or bone marrow transplant treatments for cancer or other serious diseases. With a mortality rate of 75% or more, GvHD is an inflammatory disease which has been particularly challenging for development of new therapies and where there exists a substantial unmet need. Over the last two decades, a multitude of therapies including stem cell transplant, IL-2 antagonists, antithymocyte globulin, anti-CD52, anti-TNF therapies, and others have been studied. While ibrutinib was recently approved for chronic GvHD, as of December 31, 2018 there are no approved therapies for the treatment of acute GvHD and a significant number of chronic GvHD patients did not have durable responses to ibrutinib.
We anticipate using the data from the AIS-A01 trial to begin proof-of-concept Phase II studies in inflammatory diseases such as psoriatic arthritis. Psoriatic arthritis is a chronic, inflammatory disease of the joints, typically associated with psoriasis, an itchy, flaky skin condition. Both psoriasis and psoriatic arthritis are inflammatory diseases, meaning that they occur when the body’s immune system mistakenly attacks healthy tissue, in this case the joints and skin. The faulty immune response causes inflammation that triggers joint pain, stiffness and swelling. The inflammation can affect the entire body and may lead to permanent joint and tissue damage if it is not treated early and aggressively.
ALPN-202, a Dual PD-L1/CTLA-4 Antagonist with PD-L1 Dependent CD28 Costimulation for Oncology
ALPN-202 is our lead program for immuno-oncology. Our scientists used wild‑type CD80 as the basis for a directed evolution campaign using our proprietary scientific platform. They were able to create a vIgD capable of antagonizing PD-L1 and CTLA-4, while delivering PD-L1 dependent costimulation via CD28.
Programmed cell death protein ligand 1, or PD-L1, and its counterstructure, PD-1, are responsible for suppressing immune system responses. Cytotoxic T-lymphocyte Associated protein 4, or CTLA-4, also suppresses immune system responses. Both are IgSFs commonly referred to as checkpoint proteins since they act as inhibitory checks against immune system activation, pressing the brakes on an immune reaction. As noted above, CD28 provides a costimulatory signal necessary for T cell activation and survival.
It has long been recognized CD28 is required for T cell activation and CD28 is considered the most important of the costimulatory molecules. The tumor microenvironment often features exhausted T cells suppressed via PD-1/PD-L1 engagement as seen on the left of Figure 9 below. The development of anti PD-1/L1 mAbs have helped relieve one aspect of the exhausted phenotype, but less than 30% of patients typically respond – likely attributable to the minority of patients who do have sufficient CD28 costimulation as depicted in the center panel of Figure 9. More recent research has, in fact, suggested CD28 costimulation is required for anti PD-1/L1 efficacy, absent which tumors do not respond due to inadequate costimulation as seen in the third panel of Figure 9. Therefore, there may be a need for a therapeutic providing both checkpoint antagonism and CD28 costimulation.
Figure 9

The goal of the ALPN-202 program is to create a therapeutic capable of blocking checkpoint inhibition to take the brakes off the immune system while providing for CD28 costimulation to step on the gas and increase immune system response. We believe ALPN-202 has three modes of activity:

•	antagonize PD-L1 to decrease PD-L1’s ability to inhibit immune response;

•	agonize CD28 to increase immune response, but only in the presence of PD‑L1—a potential mechanism of action we call PD-L1 “dependent” activity; and

•	antagonize CTLA-4 to decrease CTLA-4’s ability to inhibit immune response.
This triple-action mechanism has been accomplished with a single vIgD domain-based protein. The fact we have engineered a single vIgD to accomplish this, instead of relying on multiple IgSF domains fused together, represents a potentially important scientific advance and emphasizes the potential power of our scientific platform to create novel therapeutics. We are currently studying ALPN-202 using in vivo models to better characterize its activity against tumors and performing appropriate enabling work towards our goal of filing an IND or IND-equivalent in the fourth quarter of 2019 for our first ALPN-202 human clinical trial.
In a mouse model where mice were implanted with mouse colon cancer tumors transfected with human PD-L1, ALPN-202 as a monotherapy demonstrated superior tumor control compared to durvalumab, an FDA-approved anti PD-L1 monoclonal antibody (Figure 10).
Figure 10
When tumor-free mice in the ALPN-202 arm of the same experiment were re-challenged with additional tumor, they continued to be tumor free despite no additional doses of ALPN-202. This potentially demonstrates ALPN-202 confers persistent anti-tumor immunity (Figure 11).
Figure 11

In a similar model of human PD-L1 transduced mouse colon cancer, the effects of ALPN-202 or durvalumab on various components of the immune system were compared using a technique called RNA sequencing. This technique generates a display of inflammatory gene signatures where green represents lower or no upregulation of inflammatory genes and red represents higher upregulation of inflammatory genes. For the treatment of cancer, it is thought the more upregulation of the immune system - indicated by higher upregulation of inflammatory genes - potentially results in better outcomes for patients.16 As seen in Figure 12 below, ALPN-202 upregulates a broader variety of different inflammatory genes connected with several different types of immune cells compared to durvalumab.
Figure 12

[16]	e.g. Galon, et. al. Lancet v391 n10135. May 2018, pp 2128-2139
Summary of ALPN-202 Preclinical Data
Our scientists have demonstrated in preclinical studies that ALPN-202:

•	improves survival in a human PD-L1 transduced mouse model of colon cancer compared to the FDA approved anti PD-L1 therapeutic durvalumab;

•	creates potentially persistent anti-tumor immunity in the same model, as demonstrated by mice remaining tumor free after rechallenge, even without additional doses of ALPN-202; and

•	demonstrates a more robust intra-tumor inflammatory signature in the mouse colon cancer model than durvalumab, potentially indicating superior immune system upregulation to fight cancer.
ALPN-202 Program Clinical Plans
Our goal is to file an IND or IND-equivalent for authorization to initiate human clinical trials with ALPN-202 in the fourth quarter of 2019. We have not yet determined which cancer indication or indications we will investigate first.

Other Research Programs
In addition to our ALPN-101 and ALPN-202 programs, we have a number of other research efforts underway to address cancer and inflammatory diseases. We highlight two below: our programs to enhance ECTs and our V-mAb program.
Enhancement of Engineered Cellular Therapies
ECTs in the form of CAR-T, engineered TCR-T, and engineered TILS have emerged as therapies with the potential to provide dramatic improvements in outcomes in certain cancer indications. In 2017, two CAR-T therapies were approved by the FDA (Kymriah (Novartis AG), and Yescarta (Kite Pharma, Inc.)). Despite the positive results observed with these and other ECTs in select tumors, there may be an opportunity to enhance efficacy and expand the utility of ECTs in additional indications.
Our cell therapy enhancement programs were created to improve ECTs by increasing T cell proliferation, persistence, and effector functions, including tumor killing. We have approached this by creating vIgD-based TIPs, switch or decoy TIPs, and SIPs (Figure 13).
Figure 13
Examples of such approaches include:

•	TIP: expression of a costimulatory vIgD, such as a CD86 vIgD, on the surface of an ECT to provide additional costimulation in cis and/or trans;

•
Decoy TIP: expression of a checkpoint vIgD, such as a PD-1 vIgD, on the surface of an ECT in the absence of the normal inhibitory intracelluar domain, competing with checkpoint ligands in the tumor microenvironment, or TME;

•
Switch TIP: expression of a checkpoint vIgD, such as a PD-1 vIgD, on the surface of an ECT in association with an activating intracellular domain, turning a checkpoint signal into a T cell-activating signal; and

•	SIP: expression of a secreted checkpoint vIgD, such as a PD-L1 vIgD, by an ECT, competing with checkpoint ligands in the TME
We have observed encouraging in vitro data with such approaches, where vIgDs enhance the proliferation, cytokine production and cytotoxicity of ECTs.

Transmembrane vIgD or TIP (Transmembrane Immunomodulatory Protein)
TIPs are engineered costimulatory ligands expressed on the cell surface of T cells to promote activation and survival of both endogenous and engineered therapeutic cells in the local tumor environment. We have engineered several molecules for use in ECTs, including proprietary CD86 vIgDs. In an in vitro HPV tumor model, expression of engineered CD86 vIgD TIPs in E6 TCR-engineered T cells resulted in superior HPV-specific tumor responses including T cell proliferation, cytokine production, and cytotoxicity in comparison to TCR-alone and TCR with wild-type CD86 vIgDs (Figure 14).
Figure 14
V-mAb Program

V-mAb: Localized Costimulatory Signal with Antibody of Choice

Tumor Suppression
Tumor cell
T cell
Tumor Antigen
Activating Receptor 1
Tumor Antigen
Activating Receptor 2
TCR
MHC
TCR signal only, no costimulation, no effector function
Costimulatory V-mAb
Anti-tumor mAb
Costimulatory Agonist
V-mAb Dependent Tumor Immunity
Tumor Antigen
Activating Receptor 1
Activating Receptor 2
Tumor Antigen
TCR
MHC

Figure 15
Our V-mAb technology potentially allows delivering a vIgD into the tumor microenvironment, or TME, with a monoclonal antibody. A V-mAb is a vIgD joined with a monoclonal antibody, or mAb, recognizing a validated target (as depicted in Figure 15). Additionally, a V-mAb could potentially deliver a checkpoint inhibitor to the TME. Our V-mAbs use the targeting antibody to localize the vIgD to the TME or target tissue to potentially deliver specific, locally-active immuno-modulation.

Tumors thrive in environments of immune suppression. Immune cells have often been recruited to the TME, but are not responding correctly. In many cases, the T cells are recognizing antigen in the form of MHC peptide, but this signal is not supported by required costimulatory activity. In these cases, T cells could benefit from tumor or APC expression of costimulatory ligands such as CD80, CD86, or ICOSL. This strategy could potentially invigorate tumor immune responses in a tumor-specific context.
Our Strategy
Our goal is to create modern therapies targeting the immune synapse, using our directed-evolution based scientific platform to treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goals, we intend to:
Aggressively move our lead inflammation/autoimmune therapeutic ALPN-101 through clinical development for the treatment of inflammatory diseases.
ALPN-101 is an ICOS/CD28 dual antagonist based on the discovery, using our scientific platform, of a single vIgD with increased binding affinity for both ICOS and CD28. ALPN-101 has demonstrated activity in vitro and in vivo in multiple models of inflammatory diseases. In January 2019, we initiated dosing in a Phase I trial of ALPN-101 in healthy volunteers. We anticipate using the data from this study to begin one or more proof-of-concept Phase II studies in inflammatory diseases, such as psoriatic arthritis and GvHD, and expect to present data from the AIS-A01 clinical trial at a conference in 2020.
Aggressively move our lead oncology program ALPN-202 to clinical trials.
ALPN-202 is designed to antagonize PD-L1 and CTLA-4, while also providing PD-L1 dependent CD28 agonism. ALPN-202 is thus potentially capable of blocking inhibitory signals from PD-L1 and CTLA-4 while providing CD28 costimulation, thereby removing the brake and pressing the gas on the immune system to treat cancer. The ALPN-202 program is based on the discovery, using directed evolution and our scientific platform, of a single domain capable of interacting with PD-L1, CD28, and CTLA-4. ALPN-202 has demonstrated in vivo activity in mouse models of PD-L1 positive tumors. Our goal is to file an IND or IND-equivalent for authorization to initiate human clinical trials with ALPN-202 in the fourth quarter of 2019.
Maximize the value of our pipeline and platform via partnering activities.
We believe our scientific platform is highly productive, with affinity maturation campaigns potentially capable of producing dozens of vIgDs with desirable biologic activity. Our discovery efforts to date have resulted in vIgDs with potential uses in cancer and inflammatory diseases. We believe this provides significant opportunity for partnering discussions. Our first such collaboration, with Kite Pharma, a Gilead company, involved two targets for use in ECTs and provided us $5.5 million in cash as well as up to $530.0 million in potential developmental, clinical, and regulatory milestone payments. While difficult to predict the timing of such partnerships or whether we will be successful in our efforts to enter into further collaborations, we are continually in discussions with multiple potential partners ranging from small biotechnology firms to large pharmaceutical companies.

Product Pipeline
We have a diverse pipeline of potentially novel therapies as shown in Figure 16 below. In January 2019, we started the Phase I healthy volunteer trial for ALPN-101 .
Figure 16
Manufacturing
We have established in-house non-cGMP recombinant protein generation capabilities enabling our scientific platform, including validation of new scientific discoveries in vitro and in vivo. Having protein production capabilities in-house allows more rapid progression for vIgDs generated by our scientific platform.
To date, our lead programs have been accomplished through standard protein production and purification methods. As noted above, we believe one advantage of our scientific platform is selection outputs are generally manufacturable. Because the directed evolution process itself requires some level of protein production, campaigns often select for proteins readily expressed with favorable biochemical properties. We produce our vIgDs and vIgD-Fc constructs in mammalian cell lines using both HEK293 and CHO cell expression systems in our in-house protein production processes.
We have successfully completed a cGMP manufacturing campaign for ALPN-101 and have produced sufficient quantities of drug product necessary to execute initial human clinical trials. The upstream and downstream manufacturing processes for ALPN-101 use unit operations amenable to further scale-up to support later stage clinical trials and commercial production. GMP scale-up for ALPN-202 is ongoing, and on track to facilitate our goal to file an IND or IND-equivalent for authorization to initiate human clinical trials with ALPN-202 in the fourth quarter of 2019.
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
We have chosen U.S.-based contract drug substance and drug product manufacturers for our initial clinical trial supplies of ALPN-101 and ALPN-202. We believe these contract manufacturers’ particular expertise in protein production, analytical development and fill/finish provide us with the capability to meet rapid timelines encompassing the development of production cell-lines to manufacturing of clinical trial quantities of the biopharmaceutical product.
Competition
We participate in the highly competitive sector of biotechnology and pharmaceuticals and in the subsector of immune modulation. This subsector has undergone tremendous technological advancement over the last decade due to advancements in understanding the role of the immune system across multiple therapeutic areas, including oncology and inflammatory disease. While we believe our novel technology platform, discovery programs, knowledge, experience, and scientific resources offer competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, public and private research institutions, and others.
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
Many of the companies we compete against may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruitment and retention of qualified scientific and management personnel; recruitment of investigative sites and participants for clinical trials; and the acquisition of technologies complementary to, or necessary for, our programs.
Specifically, our competitors include companies developing therapies with the same target(s) as ALPN-101 in inflammatory diseases and ALPN-202 in oncology as well as companies building novel platforms to generate multi-specific antibody or non-antibody-based targeting proteins.
See the risk factor “We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to us. If these companies develop technologies or therapeutic candidates more rapidly than we do, or their technologies, including delivery technologies, are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected” in Part I, Item 1A of this report for more discussion of the effects of competition and competitors on our business.
ICOSL/CD28 Competitors
The competitors listed below have programs targeting either ICOS or CD28 (or one of their ligands). To our knowledge, there are currently no competitors with a single molecule targeting ICOS and CD28 simultaneously.

•	an anti-ICOSL/B7RP-1 monoclonal antibody being developed by Amgen, Inc (may be referred to as prezalumab, AMG557 or MEDI5872);

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc (AMG570/MEDI0700);

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA (FR104);

•	an anti-CD28 peptide being developed by AtoxBio, Inc; and

•	an IL-10 - anti CD86 cytokine-scFv fusion protein being developed by Aptevo, Inc (APVO210).
ALPN-202 Program Competitors
There are hundreds of clinical trials for immuno-oncology products used as a single agent or in combination. One of the potentially novel attributes of the ALPN-202 program is it combines inhibitory receptor antagonism and activating costimulation with a single molecule interacting with multiple immune targets.
Examples of additional multi-target compounds for immuno-oncology are highlighted below. To our knowledge, there are currently no competitors with a single molecule capable of dual PD-L1/CTLA-4 antagonism and PD-L1 dependent CD28 agonism.

•	wild-type CD80-Fc being developed by Five Prime Therapeutics, Inc. (FPT155);

•
bifunctional fusion protein composed of monoclonal antibody against PD-L1 fused to the extracellular domain of human transforming growth factor-ß, or TGF-ß, receptor II being developed by EMD Serono, Inc and GSK plc (M7824);

•	bifunctional fusion protein composed of PD-1 and OX40L developed by Shattuck Labs, Inc. (SL-279252);

•	bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Pieris Pharmaceuticals, Inc. (PRS-344);

•	bispecific monoclonal antibody being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, and XmAb23104 targeting PD-1 and ICOS;

•	bispecific constructs called “DARTs” being developed by Macrogenics Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;

•	bispecific monoclonal antibody being developed by Tesaro, Inc., targeting PD-1 and LAG-3;

•	small molecule antagonists being developed by Aurigene Ltd and Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;

•	FS118, a bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology, Ltd.;

•	various combinations of separate anti PD-1/L1 and anti-CTLA-4 monoclonal antibodies; and

•	various combinations of separate anti-PD-1/L1 and costimulatory monoclonal antibodies such as OX-40, 4-1BB, and others.
Novel Platform Competitors
Multifunctional therapeutic protein platforms potentially competitive with our platform include:

•	Amgen, Inc. (BiTE®): fusion proteins consisting of two single-chain variable fragments to link T-cells to tumors;

•	Macrogenics Inc. (DART®): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Xencor Inc. (XmAb Bispecific): Optimized Fc domains for improved potency, half-life and stability;

•	Zymeworks Inc. (Azymetric™): Proprietary amino acid modifications to facilitate interaction of distinct heavy chains;

•	Pieris Pharmaceuticals, Inc. (Anticalin®): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Compass Therapeutics LLC (Targeted Immunomodulation™, StitchMabs™): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics Inc.: TriTac™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain and antigen-binding domain;

•	Shattuck Labs, Inc.: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor, or TNF, and checkpoint targets;

•	Ablynx NV (Nanobody®), purchased by Sanofi Pharma, Inc.: Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms; and

•	Five Prime Therapeutics, Inc: Proprietary protein library and rapid protein production and testing platform.
Intellectual Property
Our scientific platform and substantially all our intellectual property have been developed internally. As of December 31, 2018, our patent portfolio consists of over 60 pending patent applications. Our initial patent application is directed to our scientific platform itself. Our second patent application is directed to the TIP program. We filed subsequent patent applications directed to our SIP program as well as to various target domains under development. To date, some of these applications have published but none have yet matured into granted patents. Each of these patent applications is solely owned by us. As we continue the development of our scientific platform and target vIgDs, we intend to continue pursuing intellectual property protection for these technologies.
We have in-licensed some intellectual property and trade secret materials on a non-exclusive basis. To date, such non-exclusive in-licenses are solely related to commercially-available cell lines involved in the manufacture of our vIgD programs. To date, no other intellectual property related to our scientific platform has been in-licensed.  We have out-licensed two programs under our TIP technology to Kite on an exclusive basis. No other out-licenses have been made.

Although we do not believe our technology infringes any intellectual property rights owned by third parties, we are aware of one or more patents and patent applications that may relate to our technology. Third parties may assert claims against us alleging infringement of their intellectual property rights regardless of whether their allegations have merit. Allegations of infringement could harm our reputation, may result in the expenditure of significant resources to defend and resolve such allegations, and could require us to pay monetary damages if we are found to have infringed any third-party intellectual property rights.
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
In the U.S., the FDA regulates drugs, medical devices, and biologic products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our potential therapeutic candidates and products will be subject to regulation by the FDA as biologics. Biologics require the submission of a Biologics License Application, or BLA, and approval by the FDA before being marketed in the U.S. None of our therapeutic candidates have been approved by the FDA for marketing in the U.S., and we currently have no BLAs pending. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. The process required by the FDA before biologic therapeutic candidates may be marketed in the U.S. generally involves the following:

•
completion of extensive preclinical laboratory tests, preclinical animal studies, and formulation studies all performed in accordance with the FDA’s current good laboratory practice, or cGLP, regulations;

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
Once a therapeutic candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of protein chemistry, formulation, and stability, as well as studies to evaluate toxicity in animals. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. Currently, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing the clinical trials to commence or not allowing the clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during drug development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin. We have commenced only one clinical trial for any of our current therapeutic candidates, the AIS-A01 dosing study of ALPN-101 in healthy volunteers beginning in January 2019.

Clinical trials involve the administration of the therapeutic candidate to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. For each medical center proposing to conduct a clinical trial, an institutional review board, or IRB, must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, an IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice requirements, including the requirements for informed consent.
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

•
Phase II clinical trials are generally conducted in a limited patient population to evaluate preliminary efficacy of the therapeutic candidate for specific targeted indications in patients with the disease or condition under study, evaluate dosage tolerance and appropriate dosage, determine a dosage schedule, and identify possible adverse effects and safety risks.

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
Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the biologic in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the therapeutic candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the therapeutic candidate does not undergo unacceptable deterioration over its shelf life.
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

Once a BLA has been accepted for filing, by law the FDA will review the application and respond to the applicant, but the review process may be significantly delayed by FDA’s requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA evaluates a standard original BLA submission within the first 60 days of its receipt to determine if it is sufficiently complete to conduct a full review, and the FDA has a goal of responding to the submission within ten months of the 60-day filing date, but this timeframe is often extended. The FDA may refer the application to an advisory committee for review, evaluation, and/or recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of a BLA if the applicable statutory and regulatory criteria are not satisfied, or for any reason, or it may require additional clinical data. Even if such data are submitted, the FDA may ultimately decide the BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Once the FDA approves a BLA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the biologic reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such biologic or require a recall of any biologic already on the market. In addition, the FDA may require testing, including Phase IV clinical trials and surveillance programs to monitor the effect of approved biologics which have been commercialized. The FDA has the authority to prevent or limit further marketing of a biologic based on the results of these post-marketing programs.
A sponsor may also seek approval of its therapeutic candidates under programs designed to accelerate FDA review and approval of BLAs. For instance, a sponsor may seek FDA designation of a therapeutic candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such diseases or conditions. If fast track designation is obtained, the FDA may initiate review of sections of a BLA before the application is complete. This “rolling review” is available if the applicant provides, and the FDA approves, a schedule for the remaining information. In some cases, a fast track product may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments, under the FDA’s accelerated approval program. Approvals of this kind typically include requirements for appropriate post-approval confirmatory clinical trials to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint.
In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established a new category of drugs referred to as “breakthrough therapies” that may be subject to accelerated approval. A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.
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
Before approving an application, the FDA will inspect the facility or the facilities at which the biologic product is manufactured and will not approve the product unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance and will not approve the biologic unless compliance with Good Clinical Practice requirements is satisfactory.

The testing and approval processes require substantial time, effort, and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our therapeutic candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Preclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit, or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing our therapeutic candidates. The FDA may limit the indications for use or place other conditions on any approvals restricting the commercial application of the products. After approval, certain changes to the approved biologic, such as adding new indications, change in personnel, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement which may require additional studies to evaluate the effect of such change on the identity, strength, quality, purity, or potency of the product as they may relate to the safety or effectiveness of the product—must be filed and approved before the change may be implemented. As with new BLAs, the review process for BLA supplements may be delayed by the FDA through requests for additional information or clarification.
We believe any of our therapeutic products approved as a biological product under a BLA might qualify for a 12-year period of exclusivity currently permitted by the Biologics Price Competition and Innovation Act, or BPCIA. Specifically, the BPCIA established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be submitted by an applicant until four years after the date the reference product was first licensed and cannot be approved by the FDA until 12 years after the original branded product was first licensed under a BLA. There is a risk the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period or the FDA will not consider our therapeutic candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA and the courts. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes operating to limit the scope or length of exclusivity afforded by the BPCIA could have a material adverse effect on the future commercial prospects for our biological products. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products or for abbreviated pathways for follow on biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity.
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
Under the Best Pharmaceuticals for Children Act, certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a “Written Request,” relating to the use of the active moiety of the therapeutic candidate in children. The FDA may not issue a Written Request for studies on unapproved or approved indications where it determines information relating to the use of a therapeutic candidate in a pediatric population, or part of the pediatric population, may not produce health benefits in that population. In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most therapeutic candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the therapeutic candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the therapeutic candidate is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding the drug or biologic is ready for approval for use in adults before pediatric studies are complete or additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a noncompliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.
Other Regulatory Requirements
Any biologics manufactured or distributed by us or our collaborators pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. Our company cannot be certain it or its present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our company or its present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the BLA for the therapeutic product.
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
Healthcare Reform
In March 2010, Congress passed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to as the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes, and fraud and abuse, impacting existing government healthcare programs and resulting in the development of new programs, including Medicare payment for performance initiatives, and improvements to the physician quality reporting system and feedback program. The Affordable Care Act also does, among other things, the following:

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

•
Establishes The Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services, or CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

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
Furthermore, political, economic, and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. Initiatives to reduce the federal budget and debt and to reform health care coverage are increasing cost-containment efforts. We anticipate federal agencies, Congress, state legislatures, and the private sector will continue to review and assess alternative health care benefits, controls on health care spending, and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit coverage for, or the amounts federal and state governments will pay for, health care products and services, which could also result in reduced demand for our products or additional pricing pressures, and limit or eliminate our spending on development projects and affect our ultimate profitability.
Third-Party Payor Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the U.S., sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers and other organizations.
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
The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list or formulary which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded product on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. However, under Medicare Part D - Medicare’s outpatient prescription drug benefit - there are protections in place to ensure coverage and reimbursement for oncology products and all Part D prescription drug plans are required to cover substantially all anti-cancer agents. Furthermore, a payor’s decision to provide coverage for a product does not imply an adequate reimbursement rate will be available. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product approved for sale, we may need to pursue compendia listings or conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our drug candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.
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
Employees
As of December 31, 2018, we had 48 employees, of which 37 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities
We lease a facility containing our research and development, laboratory, and office space, which consists of approximately 11,158 square feet located at 201 Elliott Avenue West, Seattle, Washington. In January 2018, we entered into a lease amendment for approximately 6,184 square feet of additional office and laboratory space adjacent to our existing leased premises in Seattle, Washington. The lease expires on December 31, 2019 and has two options to extend the lease term with each option enabling us to extend the lease term by twelve months. In March 2019, we entered into a lease for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington which we expect to occupy prior to the expiration of our current lease. See Part I, Item 2 of this report for more details on the terms of the lease. We believe that our existing facilities and the facilities we intend to occupy prior to the expiration of our current lease are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.
Corporate Information
On July 24, 2017, Alpine Immune Sciences, Inc., or Private Alpine, completed its business combination with Nivalis Therapeutics, Inc., a publicly held company. In connection with the merger, Nivalis Therapeutics, Inc. changed its name to Alpine Immune Sciences, Inc. For additional information regarding this business combination, see Note 3 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. Nivalis Therapeutics, Inc. was incorporated in Delaware in March 2007.  Alpine Immune Sciences, Inc. (prior to its business combination with Nivalis Therapeutics, Inc.) was incorporated in Delaware on December 30, 2014.
Our principal executive office is located at 201 Elliott Avenue West, Suite 230, Seattle WA, 98119. Our telephone number is (206) 788-4545. Our website is www.alpineimmunesciences.com. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report.
This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “vIgD”, “Transmembrane Immunomodulatory Protein” (“TIP”), and “Secreted Immunomodulatory Protein” (“SIP”). Each other trademark, trade name or service mark appearing in this Annual Report on Form 10-K belongs to its holder.

Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7, and our consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
Risks Related to Our Financial Position, Capital Needs and Business
We will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of December 31, 2018, we had $52.3 million in cash and cash equivalents and short-term investments. Based on our current operating plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
To date, we have financed our operations primarily through the sale of equity securities and payments received under our license and research agreement with Kite. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, credit and loan facilities, research collaborations, and license agreements. Our ability to raise additional funds from these or other sources will depend on financial, economic, and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all.

If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in January 2019, we issued in a private placement 4,706,700 shares of common stock and warrants to purchase an additional 1,835,610 shares of common stock for gross proceeds of approximately $25.3 million. We also have an Equity Distribution Agreement in place with Piper Jaffray to sell up to $50.0 million of our common stock, from time to time, through an “at the market” equity offering program under which Piper Jaffray acts as sales agent. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of a liquidation or insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets. Our failure to raise capital or enter into such other arrangements within a reasonable timeframe would have a negative impact on our financial condition, and we may have to delay, reduce, or terminate our research and development programs, preclinical or clinical trials, or undergo reductions in our workforce or other corporate restructuring activities.
We are an early stage biopharmaceutical company with a history of losses, we expect to continue to incur significant losses for the foreseeable future, we may never achieve or maintain profitability, and we have a limited operating history that may make it difficult for investors to evaluate the potential success of our business.
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies using our proprietary scientific platform technology, which produces variant Ig domains or vIgDs. We have had significant operating losses since inception. For 2018, our net loss was $36.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Relatively few therapeutic candidates based on immunoglobulin superfamily, or IgSF, domains have been tested in animals or humans, and a number of clinical trials conducted by other companies using IgSF domains technologies have not been successful. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic candidate to be effective, such as the ability to remain stable or active in the human body for the period of time required for the therapeutic candidate to reach the target tissue and/or cell. We currently have only limited data, and no conclusive evidence, to suggest we can introduce these necessary therapeutic properties into vIgD-based therapeutic candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, vIgDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs, such as the ALPN-101 program, have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. For example, in the context of immunotherapies, in a Phase I clinical trial of TeGenero AG’s product candidate TGN1412, healthy volunteer subjects receiving the product candidate experienced a systemic inflammatory response resulting in renal and pulmonary failure requiring interventions such as dialysis and critical care support. Following this experience, regulatory agencies now ask for evaluation of immunomodulatory antibodies with a number of in vitro assays with human cells. While we are currently performing in vitro and in vivo proof of concept studies for several of our vIgDs preclinically, and safety studies clinically for ALPN-101, the risk profile in humans has yet to be fully assessed. Undesirable side effects that may be caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock will decline.
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
Even if approval is obtained for a therapeutic candidate, we may not generate or sustain revenue from sales of the therapeutic product due to factors such as whether the therapeutic product can be sold at a competitive price and otherwise accepted in the market. Therefore, any revenue from sales of the therapeutic product may not offset the costs of development. The therapeutic candidates we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on our therapeutic products, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable coverage or reimbursement for, any therapeutic products developed by our company, our existing collaborator, or any future collaborators. Market acceptance of our therapeutic products will depend on, among other factors:

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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborator Kite. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, in January 2019, we enrolled our first subjects in a Phase I healthy volunteer trial of ALPN-101. We are also working to advance our lead oncology program ALPN-202 for the treatment of cancer and preclinical development activities continue as planned, with the goal of filing an IND or IND-equivalent in the fourth quarter of 2019. Even with the significant investment of time and funding to advance ALPN-101 and ALPN-202, we cannot guarantee that our clinical and pre-clinical development efforts will be successful or that any of our product candidates will advance to human clinical trials. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or contract research organizations deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.

A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The novelty of our platform may mean our failure rates are higher than historical norms. The results from preclinical testing or early clinical trials of a therapeutic candidate may not predict the outcome of later phase clinical trials of the therapeutic candidate, particularly in immuno-oncology and autoimmune/inflammatory disorders. To date, we have not conducted any clinical trials of our therapeutic candidates in patients with active disease. However, we will have to conduct trials in our proposed indications to verify the results obtained to date in our preclinical studies and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
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

•
inadequate supply or quality of therapeutic candidate or therapeutic candidate components, or materials or other supplies necessary for the conduct of our clinical trials, including those owned, manufactured, or provided by companies other than ours;

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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. In January 2019, we dosed the first subjects with ALPN-101 in a Phase I trial enrolling healthy volunteers. We have conducted no clinical trials to date with ALPN-202 and have not dosed ALPN-101 in patients with active inflammatory disease. We will have to conduct trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
Additionally, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
To date, our revenue has been primarily derived from our license and research agreement with Kite, and we are dependent on Kite for the successful development of therapeutic candidates in the collaboration.
In October 2015, we entered into an exclusive, worldwide license and research agreement with Kite to research, develop, and commercialize engineered autologous T cell therapies incorporating two targets from our technology. Pursuant to the license and research agreement, we will be potentially eligible to receive up to $530.0 million in total milestone payments upon the successful completion of research, clinical, and regulatory milestones. We will also potentially be eligible to receive a low single-digit percentage royalty for sales on a licensed product-by-licensed product and country-by-country basis.
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
In October 2017, Kite was acquired by Gilead Pharma, Inc., or Gilead. While the research term of the collaboration was extended after the closing of the acquisition, there is no guarantee Gilead will place the same emphasis on the collaboration or wish to continue the collaboration. If either of these occurs, our business, financial condition, results of operations, stock price, and prospects could be materially and adversely affected.

If third parties on which we depend to conduct our clinical or preclinical studies, or any future clinical trials, do not perform as expected, fail to satisfy regulatory or legal requirements, or miss expected deadlines, our development program could be delayed, which may result in materially adverse effects on our business, financial condition, results of operations, and prospects.
We rely, in part, on third party clinical investigators, contract research organizations, or CROs, clinical data management organizations, and consultants to design, conduct, supervise, and monitor clinical trials and preclinical studies of our therapeutic candidates and may do the same for future clinical trials. Because we rely on third parties to conduct preclinical studies or clinical trials, we have less control over the timing, quality, compliance, and other aspects of preclinical studies and clinical trials than we would if we conducted all preclinical studies and clinical trials on our own. These investigators, CROs, and consultants are not our employees and we have limited control over the amount of time and resources they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw their time and resources away from our programs. The third parties with which we contract might not be diligent, careful, compliant, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. Further, if any of our relationships with third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.
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
We have established in-house recombinant protein generation capabilities for producing sufficient protein materials to enable a portion of our current preclinical studies. We rely on third party supply and manufacturing partners to supply the materials, components, and manufacturing services for a portion of preclinical studies and also rely on such third parties for all our clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials for clinical trial supplies and our current manufacturing facilities are insufficient to supply such components and materials for all of our preclinical studies. Certain raw materials necessary for the manufacture of our therapeutic products, such as cell lines, are available from a single or limited number of source suppliers on a purchase order basis. There can be no assurance our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, of satisfactory quality or quantity, or continue to be available at acceptable prices. In particular, any replacement of our therapeutic substance manufacturer could require significant effort and expertise and could result in significant delay of our preclinical or clinical activities because there may be a limited number of qualified replacements.

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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of therapeutic candidates or technologies. In particular, in addition to our current arrangements with Kite, we intend to evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborative partners is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on suboptimal terms for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved therapeutic product do not meet expectations, or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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

Many of the companies we compete against may have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Specifically, our competitors include companies developing therapies with the same target(s) as ALPN-101 and ALPN-202 as well as companies building novel platforms to generate multi-specific antibody or non-antibody-based targeting proteins.
ICOSL/CD28 Competitors
The competitors listed below have programs targeting either ICOS or CD28 (or one of their ligands). To our knowledge, there are currently no competitors with a single molecule targeting ICOS and CD28 simultaneously.

•	an anti-ICOSL/B7RP-1 monoclonal antibody being developed by Amgen, Inc. (may be referred to as prezalumab, AMG557 or MEDI5872);

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (AMG570/MEDI0700);

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA (FR104); and

•	an anti-CD28 peptide being developed by AtoxBio, Inc.

•	an IL-10 - anti-CD86 cytokine-scFv fusion protein being developed by Aptevo, Inc. (APVO210)
ALPN-202 Program Competitors
There are numerous clinical trials for immuno-oncology products used as a single agent or in combination. One of the potentially novel attributes of the ALPN-202 program is it combines inhibitory receptor antagonism and activating costimulation with a single molecule interacting with multiple immune targets.

Examples of additional multi-target compounds for immuno-oncology are highlighted below. To our knowledge, there are currently no competitors with a single molecule capable of dual PD-L1/CTLA-4 antagonism and PD-L1-dependent CD28 agonism.

•	wild-type CD80-Fc being developed by Five Prime Therapeutics, Inc. (FPT155);

•
bifunctional fusion protein composed of monoclonal antibody against programmed death ligand 1 (“PD-L1”) fused to the extracellular domain of human transforming growth factor–β (“TGF-β”) receptor II being developed by EMD Serono, Inc and GSK plc (M7824);

•	bifunctional fusion protein composed of PD-1 and OX40L developed by Shattuck Labs, Inc. (SL-279252);

•	bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Pieris Pharmaceuticals, Inc. (PRS-344);

•	bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, and XmAb23104 targeting PD-1 and ICOS;

•	bispecific constructs called “DARTs” being developed by Macrogenics, Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;

•	bispecific monoclonal antibody being developed by Tesaro, Inc., targeting PD-1 and LAG-3;

•	small molecule antagonists being developed by Aurigene Ltd and Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;

•	FS118, a bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology, Ltd.;

•	various combinations of separate anti PD-1/L1 and anti-CTLA-4 monoclonal antibodies; and

•	various combinations of separate anti PD-1/L1 and costimulatory monoclonal antibodies such as OX-40, 4-1BB, and others.
Novel Platform Competitors
Multifunctional therapeutic protein platforms potentially competitive with our platform include:

•	Amgen, Inc. (BiTE®): fusion proteins consisting of two single-chain variable fragments to link T-cells to tumors;

•	Macrogenics, Inc. (DART®): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Xencor, Inc. (XmAb Bispecific): Optimized Fc domains for improved potency, half-life and stability;

•	Zymeworks, Inc. (Azymetric™): Proprietary amino acid modifications to facilitate interaction of distinct heavy chains;

•	Pieris Pharmaceuticals, Inc. (Anticalin®): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Compass Therapeutics, LLC (Targeted Immunomodulation™, StitchMabs™)): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics, Inc.: TriTAC™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain, and antigen-binding domain;

•	Shattuck Labs, Inc.: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets;

•	Ablynx NV (Nanobody®), purchased by Sanofi Pharma, Inc.: Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms; and

•	Five Prime Therapeutics, Inc.: Proprietary protein library and rapid protein production and testing platform.
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
As our therapeutic candidates advance into clinical trials, we may experience difficulties in managing our growth and expanding our operations.
We have limited experience in therapeutic development and very limited experience with clinical trials of therapeutic candidates. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies comparing the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations, or prospects could be adversely affected.
Our business entails a significant risk of product liability and our inability to obtain sufficient insurance coverage could harm our business, financial condition, results of operations, or prospects.
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
It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending such actions or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from government programs, or other sanctions.
Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which may be expensive and restrict how we conduct business.
Our third-party manufacturers’ activities and our own activities involve the controlled storage, use and disposal of hazardous and flammable materials, including the components of our pharmaceutical product candidates, test samples and reagents, biological materials and other hazardous compounds. We and our manufacturers are subject to federal, state, local, and foreign laws and regulations governing the use, generation, manufacture, storage, handling, and disposal of these hazardous materials. Although we believe our safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling, or disposal of hazardous materials. In the event of an accident, state, or federal or other applicable authorities may curtail our use of these materials and/or interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages, and fines. If such unexpected costs are substantial, this could significantly harm our financial condition and results of operations.
Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs, which would adversely affect the commercialization of our technology.
The Animal Welfare Act, or AWA, is the federal law covering the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations governing the humane handling, care, treatment, and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size and feeding, watering, and shipping conditions. Third parties with whom we contract are subject to registration, inspections, and reporting requirements under the AWA. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and or obligations exist in many foreign jurisdictions. If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.
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
As of December 31, 2018, we had $52.3 million in cash and cash equivalents, and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our net operating loss carryforwards and certain other tax attributes are likely subject to limitations.
In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Nivalis may have experienced ownership changes in the past and may experience ownership changes in the future. In addition, the closing of the merger of Nivalis and Alpine in 2017 likely resulted in an ownership change for Nivalis. It is likely that, due to the method by which limitations on the utilization of NOL carryforwards are calculated, we will not be able to utilize any of Nivalis’ net operating loss carryforwards and certain other tax attributes. It is also possible that Alpine’s net operating loss carryforwards and certain other tax attributes may be subject to limitation as a result of ownership changes in the past and/or the closing of the merger. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Alpine’s, or any of Nivalis’, net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
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
Our scientific platform is novel, and the underlying science is not exhaustively understood nor conclusively proven. In particular, the interaction of vIgDs with the immune synapse, the ability of vIgDs to slow, stop, restart, or accelerate immune responses, and the ability of vIgD domains to interact with multiple counterstructures is still largely theoretical. Graphical representations of proposed mechanisms of action of our therapies, the size, actual or relative, of our therapeutics, and how our therapeutics might interface with other cells within the human body, inside the immune synapse, or inside the disease and/or the tumor microenvironment are similarly theoretical and not yet conclusively proven. The lack of a proven mechanism of action may adversely affect our ability to raise sufficient capital, complete preclinical studies, adequately manufacture drug product, obtain regulatory clearance for clinical trials, gain marketing approval, or conclude collaborations, or interfere with our ability to market our product to patients and physicians or achieve reimbursement from payors.
Any inability to present our data in scientific journals or at scientific conferences could adversely impact our business and stock price.
We may from time to time submit data related to our research and development activities in peer-reviewed scientific publications or apply to present data related to our research and development activities at scientific or other conferences. We have no control over whether these submissions or applications are accepted. Even if accepted for a conference, we have no control over whether presentations at scientific conferences will be accepted for oral presentation, poster presentation, or abstract publication only. Even when accepted for publication, we have no control over the timing of the release of the publication. Rejection by publications, delays in publication, rejection for presentation, or a less-preferred format for a presentation may adversely impact our stock price, ability to raise capital, and business.
Our business may be affected by adverse scientific publications or editorial or discussant opinions.
We may from time to time publish data related to our research and development activities in peer-reviewed scientific publications or present data related to our research and development activities at scientific or other conferences. Editorials or discussants unrelated to us may provide opinions on our presented data unfavorable to us. In addition, scientific publications or presentations may be made which are critical of our science or research or the field of immunotherapy in general. This may adversely affect our ability to raise necessary capital, complete clinical and preclinical studies, adequately manufacture drug product, obtain regulatory clearance for clinical trials, or approval for marketing, or interfere with our ability to market our product to patients and physicians or achieve reimbursement from payors.
Risks Related to Our Intellectual Property
If we are not able to obtain and enforce patent protection for our technology, including therapeutic candidates, therapeutic products, and platform technology, development of our therapeutic candidates and platform, and commercialization of our therapeutic products may be materially and adversely affected.
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. As of December 31, 2018, our patent portfolio consists of over 60 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. As such, we do not know the degree of future protection we will have on our technology, including therapeutic candidates and products. While we will endeavor to try to protect our technology, including therapeutic candidates and products, with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive, and sometimes unpredictable, and we can provide no assurances our technology, including therapeutic candidates and products, will be adequately protected in the future against unauthorized uses or competing claims by third parties.
In addition, recent and future changes to the patent laws and to the rules of the USPTO or other foreign patent offices may have a significant impact on our ability to protect our technology, including therapeutic candidates and products, and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act enacted in 2011 involves significant changes in patent legislation. In addition, we cannot assure that court rulings or interpretations of any court decision will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, there also may be uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the USPTO, or made in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.
Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings before or after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the pending, allowed or granted claims thus attacked or may lose the allowed or granted claims altogether. Our patent risks include that:

•
others may, or may be able to, make, use, offer to sell, or sell compounds that are the same as or similar to our therapeutic candidates and products but that are not covered by the claims of the patents we own or license;

•
we or our licensors, collaborators, or any future collaborators may not be the first to file patent applications covering certain aspects of our technology, including therapeutic candidates and products;

•	others may independently develop similar or alternative technology or duplicate any of our technology without infringing our intellectual property rights;

•	a third party may challenge our patents and, if challenged, a court may not hold that our patents are valid, enforceable, or that a third party is infringing;

•
a third party may challenge our patents in various patent offices and, if challenged, we may be compelled to limit the scope of our pending allowed or granted claims or lose the allowed or granted claims altogether;

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
We may rely upon intellectual property rights licensed from third parties to protect our technology, including platform technology and therapeutic candidates and products. To date, we have in-licensed some intellectual property on a non-exclusive basis relating to commercially-available cell lines involved in the manufacture of our vIgD programs; however, we may also license additional third-party intellectual property in the future, to protect our technology, including intellectual property relating to our platform technology and therapeutic candidates and products. Our success will depend in part on the ability of our licensors to obtain, maintain, and enforce patent protection for our licensed intellectual property, in particular those patents to which we have secured exclusive rights. Our licensors may elect not to prosecute, or may be unsuccessful in prosecuting, any patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies infringing these patents, or may pursue litigation less aggressively than we would. Further, any licenses we enter into may be non-exclusive and we may not be able to obtain exclusive rights, which would potentially allow third parties to develop competing products or technology. Without protection for, or exclusive right to, any intellectual property we may license, other companies might be able to offer substantially identical or similar product for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we may sublicense any rights we have under third-party licenses to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under or result in termination of an agreement by one or more of our collaborators or any future strategic partners.
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
We generally file a provisional patent application first (a priority filing) at the United States Patent and Trademark Office, or USPTO. An international application under the Patent Cooperation Treaty, or PCT, is usually filed within twelve months after the priority filing, at times with a United States filing. Based on the PCT filing, national and regional patent applications may be filed in various international jurisdictions, such as in Europe, Japan, Australia, Canada, and the United States. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before they are granted. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that, depending on the country, various scopes of patent protection may be granted on the same therapeutic candidate, product, or technology. The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business and results of operations may be adversely affected.
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
It is also possible we have failed to identify relevant third-party patents or applications. For example, patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our technology, including therapeutic candidates and products, could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our technology, including therapeutic candidates and products. Third party intellectual property rights holders may also actively bring infringement claims against us. We cannot guarantee we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable, and time-consuming litigation and may be prevented from, or experience substantial delays in, marketing our technology, including therapeutic candidates and products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our technology, including a therapeutic product, held to be infringing. We might, if possible, also be forced to redesign therapeutic candidates or products so we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources we would otherwise be able to devote to our business.
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
Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell or offer to sell products covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on future sales of licensed products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in therapeutic products we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize therapeutic products, we may be unable to achieve or maintain profitability.
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
Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. Any trademark litigation could be expensive. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be materially and adversely affected.
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
The loss of clinical or preclinical data or data from any future clinical trial involving our technology, including therapeutic candidates and products, could result in delays in our development and regulatory filing efforts and significantly increase our costs. In addition, theft or other exposure of data may interfere with our ability to protect our intellectual property, including trade secrets, and other information critical to our operations. We have experienced in the past, and may experience in the future, unauthorized intrusions into our internal computer systems, including portions of our internal computer systems storing information related to our platform technology, therapeutic candidates and products, and we can provide no assurances that certain sensitive and proprietary information relating to one or more of our therapeutic candidates or products has not been, or will not in the future be, compromised. Although we have invested significant resources to enhance the security of our computer systems, there can be no assurances we will not experience additional unauthorized intrusions into our computer systems, or those of our CROs, vendors, contractors, and consultants, that we will successfully detect future unauthorized intrusions in a timely manner, or that future unauthorized intrusions will not result in material adverse effects on our financial condition, reputation, or business prospects. Payments related to the elimination of ransomware may materially affect our financial condition and results of operations.
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

We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA as well as foreign regulatory authorities, such as the EMA. The time required to obtain FDA and foreign regulatory approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity, and novelty of the therapeutic candidate, and at the substantial discretion of the regulatory authorities. The standards the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, who could delay, limit, or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, future legislation or administrative action, or from changes in the policy of FDA or foreign regulatory authorities during the period of product development, clinical trials, and regulatory review by the FDA or foreign regulatory authorities. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign, regulations, guidance, or interpretations will be changed, or what the impact of such changes, if any, may be.
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
Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular therapeutic candidate for which we are seeking approval. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process, and in determining when or whether regulatory approval will be obtained for any of our therapeutic candidates. Even if we believe the data collected from preclinical and clinical trials of our therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or in the product labeling or be subject to other restrictions. Regulatory authorities also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the therapeutic. In addition, the FDA has the authority to require a REMS plan as part of the approval of a BLA or New Drug Application, or NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the therapeutic and affect coverage and reimbursement by third-party payors.

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
As in the United States, we may apply for designation of a therapeutic candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. In the European Union, the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Sponsors of orphan drugs in the European Union can enjoy economic and marketing benefits, including reduction of fees or fee waivers and up to ten years of market exclusivity for the approved indication unless another applicant can show its therapeutic product is safer, more effective, or otherwise clinically superior to the orphan-designated therapeutic product. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity
We plan to seek orphan drug designation from the FDA and the EMA for certain of our product candidates. However, we may never receive such designation. Even if we are able to obtain orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, regulatory authorities may subsequently approve the same drug with the same active moiety for the same condition if they conclude that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. In addition, orphan drug exclusivity could block the approval of one of our therapeutic candidates, if a competitor obtains approval of the same therapeutic product as defined by the FDA before we do, or if our therapeutic candidate is determined to be within the same class as the competitor’s therapeutic product for the same indication or disease.
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
The policies of the FDA or similar regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and spur innovation, but it is still being implemented and its ultimate implementation is unclear. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our therapeutic candidates may not obtain or maintain regulatory approval, and we may not achieve or sustain profitability, which would adversely affect our business.
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
The regulations governing marketing approvals, pricing, coverage, and reimbursement for new drugs and biologics vary widely from country to country. Many countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in the early stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country but then be subject to price regulations delaying our commercial launch of the product and negatively impacting the revenues we are able to generate from the sale of the product in that country.
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
If any of our therapeutic candidates receives marketing approval and we or others later identify undesirable side effects caused by the therapeutic product, our ability to market and derive revenue from the therapeutic products could be compromised.
In the event any of our therapeutic candidates receive regulatory approval and we or others identify undesirable side effects, adverse events, or other problems caused by one of our therapeutics, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

•	regulatory authorities may withdraw their approval of the product and require us to take the product off the market or seize the product;

•	we may need to recall the therapeutic or change the way the therapeutic is administered to patients;

•	additional restrictions may be imposed on the marketing and promotion of the particular therapeutic or the manufacturing processes for the therapeutic or any component thereof;

•	we may not be able to secure or maintain adequate coverage and reimbursement for our proprietary therapeutic products from government (including U.S. federal health care programs) and private payors;

•	we may lose or see adverse alterations to compendia listings or treatment protocols specified by accountable care organizations;

•	we may be subject to fines, restitution, or disgorgement of profits or revenues, injunctions, or the imposition of civil penalties or criminal prosecution;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning, or equivalent, or a contraindication;

•	regulatory authorities may require us to implement a REMS plan, or to conduct post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients;

•	the therapeutic may become less competitive; and

•	our reputation may suffer.
Our therapeutic candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
The Patient Protection and Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own pre-clinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Any business we conduct, now and in the future, in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this filing.
The decision of the United Kingdom to withdraw from the European Union has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe, or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements or data transfer agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom.
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
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and an active, liquid, and orderly trading market may not develop for our common stock. As a result, stockholders may not be able to resell shares at or above their purchase price.
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
The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;

•	the failure of any of our product candidates, if approved, to achieve commercial success;

•	issues in manufacturing our approved products, if any, or product candidates;

•	the results of current, and any future, preclinical or clinical trials of our product candidates;

•	the entry into, or termination of, key agreements, including key licensing, collaboration or acquisition agreements;

•	the initiation or material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress (or the lack thereof), significant contracts, commercial relationships, or capital commitments;

•	adverse publicity relating to our markets, including with respect to other products and potential products in such markets;

•	adverse publicity about our company, employees, therapeutic candidates, and/or therapeutic products in the media or on social media;

•	the introduction of technological innovations or new therapies competing with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	general and industry-specific economic conditions potentially affecting our research and development expenditures;

•	changes in the structure of health care payment systems;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislators, regulators, and the investment community;

•	adverse regulatory decisions;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	commencement of, or our involvement in, litigation;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	period-to-period fluctuations in our financial results; and

•	the other factors described in this “Risk Factors” section.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 75% of our common stock as of January 31, 2019. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our January 2019 private placement, we entered into a registration rights agreement with the private placement investors that requires us to prepare and file a registration statement on the date on which we file this Annual Report on Form 10-K. Once declared effective by the SEC, this registration statement will permit the resale by the private placement investors of approximately 4.7 million shares of our common stock as well as approximately 1.8 million shares of common stock issuable upon the exercise of warrants issued in the private placement. In addition, the shares subject to outstanding options and warrants, of which options and warrants to purchase 887,134 shares and 17,153 shares, respectively, were exercisable as of December 31, 2018, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
We will have broad discretion over the use of the proceeds to us from our financing activities and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
We will have broad discretion to use any net proceeds from our January 2019 private placement, as well as any net proceeds to us from our “at the market” equity offering program put in place in June 2018, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our January 2019 private placement and our “at the market” equity offering program for general corporate purposes and to advance the development of our product candidates, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately.
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
The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, we qualify as an “emerging growth company” and could remain an “emerging growth company” until as late as December 31, 2020. For so long as we are an “emerging growth company,” we will, among other things:

•	not be required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley;

•	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act;

•	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A of the Exchange Act;

•	be exempt from any rule adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplemental auditor discussion and analysis; and

•	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
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
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC, or other regulatory authorities.
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
We will incur significant legal, accounting, and other expenses associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC. Although the JOBS Act may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect that these rules and regulations will increase our legal and financial compliance costs and to make some activities more time-consuming and costlier. For example, our management team consists in part of the executive officers of Alpine prior to the merger, some of whom may not have previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors and officer’s liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of our company, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.
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
The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock or discontinue existing research coverage, and such lack of research coverage may adversely affect the market price of our common stock. We do not have any control over the analysts, or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease a facility containing our research and development, laboratory, and office space, which consists of approximately 17,342 square feet located at 201 Elliott Avenue West, Seattle, Washington. The lease expires on December 31, 2019 and has two options to extend the lease term with each option enabling us to extend the lease term by twelve months.
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC, or the Landlord, for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. The target “Commencement Date” is May 1, 2019 and shall be the date that Landlord delivers the premises to us in substantially complete condition. The “Rent Commencement Date” shall be the date that is nine months after the Commencement Date. The annual base rent due under the lease is approximately $1.7 million for the first year and will increase by 3.0% each year thereafter. We will not be required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. We will receive a maximum tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In connection with the lease, we provided a $254,000 letter of credit as a security deposit.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
From June 17, 2015 through July 24, 2017, our common stock was traded under the symbol “NVLS.” On July 24, 2017, in connection with the business combination of Nivalis Therapeutics, Inc. and Alpine Immune Sciences, Inc., we completed a 1-for-4 reverse stock split. Commencing on July 25, 2017, our common stock began trading on The NASDAQ Global Market under the symbol “ALPN.” As of March 6, 2019, we have approximately 29 stockholders of record for our common stock, which excludes stockholders whose shares were held in nominee or street name accounts through brokers.
Dividends
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Stock Performance Graph
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Instruction 6 to Item 201(e) of Regulation S-K we are not required to provide the stock performance graph.
Item 6. Selected Financial Data.

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 301(c) of Regulation S-K we are not required to provide selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, future financial performance, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read Risk Factors in Part I, Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage immunotherapy company focused on discovering and developing innovative, protein-based immunotherapies targeting the immune synapse to treat cancer, autoimmune/inflammatory disorders, and other diseases. Our proprietary scientific platform uses a process known as directed evolution to convert native immune system proteins from the Immunoglobulin Super Family, or IgSF, into multi-targeted therapeutics potentially capable of modulating the human immune system.
Our goal is to create modern therapies targeting the immune synapse, using our directed-evolution based scientific platform to treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goal, we intend to:

•	move our lead inflammation/autoimmune therapeutic ALPN-101 through clinical development for the treatment of inflammatory diseases;

•	move our lead oncology program ALPN-202 to clinical trials; and

•	maximize the value of our pipeline and platform via partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from a license and research agreement, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through December 31, 2018, excluding amounts borrowed through debt financing, we have raised an aggregate of $98.9 million to fund operations, of which $49.2 million was from the sale of convertible preferred stock, $5.6 million was through a license and research agreement, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of December 31, 2018, we had cash, cash equivalents, and short-term investments totaling $52.3 million.
Our net loss was $36.5 million, $7.8 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

•
initiate and complete clinical trials for product candidates, including ALPN-101, a dual ICOS/CD28 antagonist program targeting autoimmune/inflammatory disorders and ALPN-202, a CD80 vIgD-Fc, or multi PD-1 inhibitor and CD28 costimulatory vIgD targeting cancer;

•	contract to manufacture and perform additional process development for our product candidates;

•	continue research and development efforts to build our pipeline beyond the current product candidates;

•	maintain, expand, and protect our intellectual property portfolio;

•	hire additional clinical, quality control, scientific, and management personnel; and

•	add operational and financial personnel to support our product development efforts and operational capabilities applicable to operating as a public company.
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
Recent Developments
In January 2019, we entered into a securities purchase agreement, or the Purchase Agreement, with a select group of institutional investors, pursuant to which we, in a private placement, sold $25.3 million of units, or the Units, for a purchase price of $5.37 per Unit. Each Unit consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the Purchase Agreement, we issued approximately 4.7 million shares of common stock and warrants to purchase an aggregate of approximately 1.8 million shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years.
In March 2019, we entered into a lease with Landlord for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. The target “Commencement Date” is May 1, 2019 and shall be the date that Landlord delivers the premises to us in substantially complete condition. The “Rent Commencement Date” shall be the date that is nine months after the Commencement Date. The annual base rent due under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We will not be required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. We will receive a maximum tenant improvement allowance of of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In connection with the lease, we provided a $254,000 letter of credit as a security deposit.
Financial Overview
Collaboration Revenue
Collaboration and Licensing Revenue
We derive our collaboration revenue primarily from our License and Research Agreement (the “Collaboration Agreement”), with Kite. In October 2015, we entered into the Collaboration Agreement providing Kite with access to two transmembrane immunomodulatory protein, or TIP, programs for use in Kite’s engineered cellular therapy programs. We received $5.5 million in upfront cash and are eligible to receive up to $530.0 million upon successful achievement of pre-specified research, clinical, and regulatory milestones in addition to royalties on any products containing our TIPs. On October 20, 2017, we entered into an amendment, or the “Amendment, with Kite to extend the research term of the Collaboration Agreement. Under the Amendment, an additional $450,000 research support payment from Kite was split into two tranches (instead of a single tranche as previously contemplated by the Collaboration Agreement). In June 2018, we recognized the remaining deferred balance and the first support payment of $150,000 under the Amendment. In October 2018, we entered into another amendment with Kite, which amended portions of the research plan.
We have recognized a total of $5.6 million in revenue from inception through December 31, 2018 related to the Collaboration Agreement. We may generate revenue in the future from milestone payments made pursuant to the Collaboration Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate will fluctuate from quarter to quarter.
Research and Development Expenses
We focus our resources on research and development activities, including the conduct of preclinical studies and product development and expense such costs as they are incurred. Our research and development expenses consist of:

•	employee-related expenses, including salaries, benefits, taxes, travel, and stock-based compensation expense for personnel in research and development functions;

•	expenses related to process development and production of product candidates paid to contract manufacturing organizations;

•	costs associated with preclinical activities and regulatory operations, including the cost of acquiring, developing, and manufacturing research material;

•	clinical trials and activities related to regulatory filings for our product candidates

•	allocation of facilities, depreciation, and amortization of laboratory equipment and other expenses.

We incurred $29.0 million, $10.6 million and $3.0 million in research and development expenses for the years ended December 31, 2018, 2017 and 2016, respectively. We plan to increase our research and development activities for the foreseeable future as we continue to develop our platform and product candidates.

The successful development of our platform and product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:

•	the scope, rate of progress, expense, and results of clinical trials;

•	the scope, rate of progress, and expense of process development and manufacturing;

•	preclinical and other research activities; and

•	the timing of regulatory approvals.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, business development, finance, and administrative functions. Other significant general and administrative expenses include professional fees for accounting and legal services, expenses associated with obtaining and maintaining patents and other intellectual property, and allocation of facilities costs.
We expect general and administrative expenses will increase as we expand infrastructure and support operating as a public company. These increases will include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel, and increased fees for directors, outside consultants, lawyers, and accountants. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies.
Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel in June 2018. For additional information regarding the sale of the GSNOR asset, see Note 8 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
Bargain Purchase Gain
As Alpine was the accounting acquirer in the merger agreement with Nivalis Therapeutics, Inc., we allocated the purchase price to the acquired tangible and intangible assets and assumed liabilities of Nivalis based on their estimated fair values as of the acquisition date. The excess of the estimated fair values of net assets acquired over the acquisition consideration paid was recorded as a bargain purchase gain in the consolidated statements of operations and comprehensive income (loss). The determination of the fair values of the assets acquired and liabilities assumed requires significant judgment, including third party valuation estimates relating to the value of the acquired in-process research and development asset, or IPR&D.
Interest Expense
Interest expense consists of accrued interest and the amortization of the debt discount associated with our $5.0 million term loan.
Interest and Other Income
Interest income consists of interest earned on our cash, cash equivalents, and short-term investments.
Income Tax Benefit (Expense)
Income tax benefit for 2018 relates to the sale of our in-process research and development, or IPR&D. Income tax benefit for 2017 relates to the deferred tax liability recorded in connection with the acquisition of our IPR&D, which had a financial reporting basis of $1.5 million and a tax basis of zero. The federal taxable income in 2016 is due to the acceleration of our deferred revenue balance under Rev. Proc. 2004-34. Consequently, we have recorded current federal and state income tax payable for the year ended December 31, 2016.
Results of Operations
Comparison of Years Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,		Increase/
	2018	2017	(Decrease)
Collaboration revenue	$705	$1,731	$(1,026)
Operating expenses:
Research and development	28,970	10,626	18,344
General and administrative	8,362	6,079	2,283
Loss on sale of intangible asset	1,203	—	1,203
Total operating expenses	38,535	16,705	21,830
Loss from operations	(37,830)	(14,974)	(22,856)
Bargain purchase gain	—	6,601	(6,601)
Interest expense	(319)	(152)	(167)
Interest and other income	1,296	542	754
Loss before taxes	(36,853)	(7,983)	(28,870)
Income tax benefit (expense)	366	200	166
Basic and diluted net loss attributable to common stockholders	$(36,487)	$(7,783)	$(28,704)

Collaboration Revenue
The $1.0 million decrease in revenue was primarily attributable to the timing of revenue recognized under our Collaboration Agreement with Kite, the recognition of the first research support payment under the Amendment, and the adoption of ASC 606. Under the terms of the Collaboration Agreement, we received upfront payments of $5.5 million, which were initially recorded as deferred revenue and recognized over the period of the research term, which was completed during the first half of 2018. During 2018, the expected research term was extended pursuant to the Amendment and we recognized the first research support payment under the amended agreement. The adoption of ASC 606 resulted in $0.2 million in higher revenue for the 2018 period, as compared to what would have been recorded under previous accounting guidance.
Research and Development Expenses
The $18.3 million increase in research and development expenses was primarily attributable to an increase of $9.2 million in contract manufacturing and process development of our product candidates, an increase of $5.3 million in direct research activities, an increase of $2.7 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.6 million in stock-based compensation, and an increase of $0.5 million in allocated overhead and facilities.
General and Administrative Expenses
The $2.3 million increase in general and administrative expenses was primarily attributable to a $1.6 million increase in personnel-related expenses related to an increase in administrative headcount, an increase of $0.9 million in stock-based compensation, and a $0.5 million increase in insurance and facility costs to support the growth and expansion of our business. Offsetting this increase was a $0.7 million decrease in professional and legal services, which relates primarily to lower merger-related costs, partially offset by higher costs to support operating as a public company for a full year in 2018.
Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel in June 2018.

Bargain Purchase Gain
The bargain purchase gain relates solely to the excess of the estimated fair values of net assets acquired over the acquisition consideration paid for Nivalis.
Interest Expense
Interest expense relates primarily to interest paid on our term loan with Silicon Valley Bank, which we drew down in June 2017, and the related non-cash interest expense associated with the amortization of the debt discount.
Interest and Other Income
The increase in interest and other income relates primarily to more interest earned on our short-term investments as we maintained a higher average investment balance during the 2018 period.

Comparison of Years Ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,		Increase/
	2017	2016	(Decrease)
Collaboration revenue	$1,731	$2,950	$(1,219)
Operating expenses:
Research and development	10,626	2,989	7,637
General and administrative	6,079	1,149	4,930
Total operating expenses	16,705	4,138	12,567
Loss from operations	(14,974)	(1,188)	(13,786)
Bargain purchase gain	6,601	—	6,601
Interest expense	(152)	—	(152)
Interest and other income	542	22	520
Loss before taxes	(7,983)	(1,166)	(6,817)
Income tax benefit (expense)	200	(66)	266
Basic and diluted net loss attributable to common stockholders	$(7,783)	$(1,232)	$(6,551)

Collaboration Revenue
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
Liquidity and Capital Resources
As of December 31, 2018, we had cash, cash equivalents, and short-term investments totaling $52.3 million. Excluding amounts borrowed through debt financing, we have raised an aggregate of $98.9 million to fund operations, of which $49.2 million was from the sale of convertible preferred stock, $5.6 million was through a license and research agreement, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June, 2017, we drew down a term loan of $5.0 million. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under the Collaboration Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of Kite’s research and development activities and is uncertain.
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
Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of equity or debt financings and collaboration agreements. Except for any obligations of our collaborator to make milestone payments under our agreement with them, we do not have any committed external sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration agreements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of the date of this report will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in preclinical and clinical studies is costly, and the timing of progress in these studies remains uncertain.
Financing Agreements
In January 2019, we entered into a Purchase Agreement with a limited number of accredited investors, pursuant to which we, in a private placement, sold $25.3 million Units for a purchase price of $5.37 per Unit. Each Unit consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the Purchase Agreement, we issued approximately 4.7 million shares of common stock and warrants to purchase an aggregate of approximately 1.8 million shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years.
Prior to execution and delivery of the merger agreement with Nivalis Therapeutics, Inc. certain holders of our Series A-1 convertible preferred stock purchased shares of our Series A-1 convertible preferred stock. In March 2017, we issued and sold 707,330 shares of Series A convertible preferred stock and received a total of $4.0 million. In April 2017, we issued and sold 2,947,211 shares of our Series A-1 convertible preferred stock for an aggregate of $16.7 million in net proceeds. In addition, contemporaneously with the close of the Merger, certain existing stockholders of Alpine purchased 1,335,118 additional shares of Alpine’s capital stock for an aggregate of $17.0 million in net proceeds.
In June 2018, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Jaffray & Co., or Piper Jaffray, pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million, in gross cash proceeds. Piper Jaffray will be entitled to compensation for its services of up to 3.0% of the gross sales price per share of all shares sold through Piper Jaffray under the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by us upon written notice to Piper Jaffray for any reason, or by Piper Jaffray upon written notice to us for any reason, or at any time under certain circumstances, including but not limited to if we experience a material adverse change.
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement and may at any time suspend solicitation and offers under the Equity Distribution Agreement. The shares will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-212404), declared effective by the SEC on July 14, 2016. We filed a prospectus supplement, or the Prospectus Supplement, dated June 11, 2018, with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement. The Prospectus Supplement relates to the offering of $14.5 million in shares of our common stock and we will be required to file an additional prospectus supplement in the event we seek to offer more than $14.5 million in shares of our common stock in accordance with the Equity Distribution Agreement. As December 31, 2018, we have made no sales under the Equity Distribution Agreement.
Long-Term Financing
In December 2016, we entered into a term loan agreement with Silicon Valley Bank pursuant to which up to $5.0 million could be borrowed. On June 30, 2017, we drew down a term loan of $5.0 million pursuant to the agreement. The loan’s interest-only period expired on July 1, 2018, at which point we began making thirty consecutive equal monthly payments of principal (each in an amount that will fully amortize the loan), plus accrued interest. Interest accrues at a floating per annum rate equal to the lender’s prime rate minus 1.75%. As a condition to the loan, we agreed to pay a final payment fee of 7.5%, or $375,000, upon repayment of the loan. The final payment fee was recorded in long-term debt with an offsetting reduction in long-term debt and was accounted for as a debt discount.
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of December 31, 2018.

Cash Flows
The following is a summary of our cash flows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(28,416)	$(16,572)	$(3,797)
Net cash provided by (used in) investing activities	32,118	(29,803)	(782)
Net cash (used in) provided by financing activities	(991)	42,688	10,975

Net cash used in operating activities:
Net cash used in operating activities was $28.4 million for the year ended December 31, 2018 and consisted primarily of our net loss of $36.5 million. This was offset by increases of $5.0 million in our net operating assets and liabilities and $3.1 million in our net non-cash adjustments, which primarily relates to the loss on the sale of our intangible asset, stock-based compensation, the write-off of our deferred tax liability, depreciation and amortization.
Net cash used in operating activities was $16.6 million for the year ended December 31, 2017 and consisted primarily of our net loss of $7.8 million and bargain purchase gain of $6.6 million. We also had a $3.2 million decrease in our net operating assets and liabilities, partially offset by a $1.0 million increase in our net non-cash adjustments.
Net cash used in operating activities was $3.8 million for the year ended December 31, 2016 and consisted primarily of our net loss of $1.2 million and our net decrease in operating assets and liabilities of $2.7 million. This was partially offset by $0.1 million in non-cash adjustments, which primarily include stock-based compensation and depreciation expense.
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
Net cash provided by investing activities was $32.1 million for the year ended December 31, 2018 and consisted primarily of purchases and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as the purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash used in investing activities was $29.8 million during the year ended December 31, 2017 and consisted primarily of the net purchases and sales of short-term investments, and purchases of property and equipment to build out our laboratory, partially offset by consideration acquired in the merger.
Net cash used in investing activities was $0.8 million for the year ended December 31, 2016, and primarily related to the purchase of property and equipment to build out our laboratory at our Seattle facility.
Net cash (used in) provided by financing activities:
Net cash used in financing activities was $1.0 million for the year ended December 31, 2018 and consisted of principal payments on our debt, partially offset by the proceeds from stock option exercises.
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
Contractual Obligations and Contingent Liabilities
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide additional information on our contractual obligations and contingent liabilities pursuant to Item 303 of Regulation S-K.

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
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to fully understanding and evaluating our financial condition and results of operations.
Accrued Liabilities
As part of the process of preparing our consolidated financial statements, we are required to estimate accruals for professional services and research and development expenses. This process involves reviewing contracts and vendor agreements and communicating with applicable personnel to identify services that have been performed on our behalf. We estimate the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We estimate accrued liabilities as of each balance sheet date based on known facts and circumstances.
Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, we have not experienced any significant adjustments to our estimates.
Revenue Recognition (effective January 1, 2018)
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our License and Research Agreement, or the Collaboration Agreement, with Kite. See further discussion of the Collaboration Agreement in Note 12.
We allocate revenue to each performance obligation based on its relative stand-alone selling price. We generally determine stand-alone selling prices at the inception of the contract based on our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying Consolidated Balance Sheets and recognized as revenue when the related revenue recognition criteria are met. We recognize revenue under the Collaboration Agreement based on employee hours contributed to each performance obligation.
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
We review the contributed employee hours for each performance obligation under the Collaboration Agreement and adjust the revenue recognized to reflect changes in assumptions relating to the estimated satisfaction of the performance obligation. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the timing of revenue recorded in future periods could be materially impacted.
See Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more discussion regarding the accounting policies that governed revenue recognition prior to January 1, 2018.
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
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-

of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, related to another transition method in lease accounting. If elected, the transition method allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to adopt ASU 2016-02 on January 1, 2019 and intend to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of the accumulated deficit in the period of adoption as permitted under ASU 2018-11. Based on our leases in place on January 1, 2019 and considering the practical expedients, we expect the adoption of the new standard will not have a material effect on our consolidated statements of operations, will result in a gross-up on our consolidated balance sheets of less than $1.0 million relating to our office and laboratory leases, and will have no effect on our consolidated statements of cash flows.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We are evaluating the effect of adopting this new accounting guidance to determine the impact it may have on our financial statements.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. We are currently evaluating the effect, if any, that ASU 2018-18 will have on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
Revenue
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended, which we refer to as new revenue standard or ASC 606, which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASC 606 implements a five-step process for customer contract revenue recognition focusing on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASC 606 is effective for reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted the new accounting standard and all of the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The cumulative effect of the changes related to the adoption of the new revenue standard and increased our beginning balances in accumulated deficit and deferred revenue by $203,000 within our Consolidated Balance Sheets. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For further discussion of the impact of the adoption of ASC 606 see Note 2 in the notes to our consolidated financial statements.
Statement of Cash Flows
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

Share-Based Compensation
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation - Stock Compensation (“Topic 718”) about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and applied prospectively to modifications occurring on or after the adoption date. We adopted this this standard effective January 1, 2018. The adoption of this standard did not have an impact on our financial statements. For the year ended December 31, 2018, there were no modifications to the terms or conditions of a share-based payment award.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K we are not required to provide quantitative and qualitative disclosures about market risk.
Item 8. Financial Statements and Supplementary Data.
For information regarding our financial statements and supplementary data, please refer to the Notes to Consolidated Financial Statements included elsewhere in this report.
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act and pursuant to Article 8, Regulation X and Item 302 of Regulation S-K, we are permitted to provide scaled Item 8 disclosure.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting
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
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
No significant changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
In March 2019, we entered into a lease with the Landlord for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. The target “Commencement Date” is May 1, 2019 and shall be the date that Landlord delivers the premises to us in substantially complete condition. The “Rent Commencement Date” shall be the date that is nine months after the Commencement Date. The annual base rent due under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We will not be required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. We will receive a maximum tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In connection with the lease, we provided a $254,000 letter of credit as a security deposit. The foregoing description of the March 2019 lease is only a summary of its material terms, does not purport to be complete and is qualified in its entirety by reference to the March 2019 lease. A copy of the March 2019 lease will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth the names, ages and positions of our executive officers and directors as of March 6, 2019:

Name	Age	Position
Executive Officers
Mitchell H. Gold, M.D.	51	Executive Chairman and Chief Executive Officer
Mark Litton, Ph.D.	51	President and Chief Operating Officer
Stanford Peng, M.D., Ph.D.	48	Executive Vice President of Research and Development and Chief Medical Officer
Paul Rickey	40	Senior Vice President and Chief Financial Officer
Non-Employee Directors
Robert Conway	65
Min Cui, Ph.D.	50
Paul Sekhri	60
Peter Thompson, M.D.	59
James Topper, M.D., Ph.D.	57
Jay Venkatesan, M.D.	47
Christopher Peetz	40
Executive Officers
Mitchell H. Gold, M.D. has served as our executive chairman, chief executive officer and a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and previously served as Alpine’s chief executive officer since June 2016 and as Alpine’s executive chairman and member of Alpine’s board of directors since January 2015. Prior to co-founding Alpine, Dr. Gold was Chairman and Founder of Alpine Biosciences, a privately-held biotech company, from 2012 to 2014. From 2001 to 2012, Dr. Gold served in a variety of roles with Dendreon Corporation (which was acquired by Valeant Pharmaceuticals International, Inc. through an asset purchase agreement), including President, Chief Executive Officer, and Chairman of the board of directors. Earlier in his career, Dr. Gold served as Vice President of Business Development at Data Critical from 2000 to 2001. From 1995 to 2000, Dr. Gold was President and Chief Executive Officer of Elixis Corporation. Dr. Gold is currently a Managing Partner at Alpine BioVentures. Dr. Gold holds an M.D. from Rush Medical College of Rush University Medical Center and a B.S. in Biology from the University of Wisconsin. We believe that Dr. Gold possesses specific attributes that qualify him to serve as a member of our board of directors, including more than 20 years of experience in senior executive management roles with both early stage and public biopharmaceutical companies.
Mark Litton, Ph.D. has served as our president and chief operating officer since August 2018. Dr. Litton previously served as the chief business officer, treasurer and secretary from 2004 to 2018 of Alder BioPharmaceuticals, Inc., a publicly-traded biopharmaceutical company co-founded by Dr. Litton in 2004. From 1999 to 2004, Dr. Litton served as vice president of business development for Celltech Group, where he was responsible for securing, commercializing and partnering numerous novel discoveries and therapeutic programs. In 1999, Dr. Litton joined Celltech Group as an employee of Chiroscience Group plc and was later promoted to vice president of business development after Chiroscience’s merger with Celltech Group in 1999. From 1997 to 1999, Dr. Litton served as the manager of business development for Ribozyme Pharmaceuticals Inc., currently Sirna Therapeutics, Inc., a biopharmaceutical company and wholly-owned subsidiary of Alnylam Pharmaceuticals, Inc., where he helped form relationships with Eli Lilly and Company, Roche Bioscience and GlaxoWellcome plc, currently GlaxoSmithKline plc, a biopharmaceutical company. From 1991 to 1994, Dr. Litton served as a research associate for DNAX Research Institute, a research facility of Schering-Plough, now Merck & Co., a publicly-traded pharmaceutical company. Dr. Litton holds a Ph.D. in Immunology from Stockholm University, an M.B.A. from Santa Clara University and a B.S. in Biochemistry from the University of California, Santa Cruz.
Stanford Peng has as served as our executive vice president of research and development and chief medical officer since the completion of the merger of Nivalis and Alpine in July 2017 and previously served as Alpine’s chief medical officer from

September 2016 to February 2017 and as Alpine’s executive vice president of research and development and chief medical officer since February 2017. Prior to joining Alpine, Dr. Peng was chief medical officer and head of clinical development at Stemcentrx, providing strategic oversight of the company’s clinical and translational programs from 2015 to 2016. Previously, Dr. Peng was executive medical director at Seattle Genetics where he developed multiple programs for antibody-drug conjugates from 2014 to 2015. Earlier in his career, he directed translational research and auto-immune related clinical trials as head of the Rheumatology Clinical Research Unit at the Benaroya Research Institute from 2009 to 2014 and served as senior director, clinical research and exploratory development at Roche from 2005 to 2008. Between 2009 and 2014, Dr. Peng also served as member physician at Virginia Mason Medical Center. Dr. Peng served as an assistant professor at the Washington University School of Medicine from 2002 to 2005. From 2008 to 2009, Dr. Peng served as senior director at ARYx Therapeutics, Inc. (Nasdaq: ARYX). Dr. Peng received an M.D. and Ph.D. in biology from the Yale University School of Medicine and a B.A. in music and B.S. in biological sciences from Stanford University.
Paul Rickey has served as our senior vice president and chief financial officer since the completion of the merger of Nivalis and Alpine in July 2017 and previously served as Alpine’s senior vice president and chief financial officer since April 2017. Mr. Rickey served as chief financial officer of Sound Pharmaceuticals, overseeing finance, accounting and human resources. Before joining Sound Pharmaceuticals in 2016, Mr. Rickey was vice president of finance and administration of Immune Design Corp., (Nasdaq: IMDZ) a publicly traded biotechnology company, where he helped complete the company’s private offerings, initial public offering, and follow-on financing, and also oversaw the corporate development, accounting and human resource functions. Before joining Immune Design in 2009, Mr. Rickey was corporate controller of Northstar Neuroscience, a publicly-traded medical device company, where he managed the company’s finance and accounting groups following Northstar’s initial public offering. Prior to his role at Northstar Neuroscience, Mr. Rickey was the accounting manager for Mobliss, Inc., a mobile technology company that was sold to Index Corp., of Japan. Mr. Rickey started his finance career at Ernst & Young LLP. Mr. Rickey graduated from the University of Washington with a B.A. and Masters in Professional Accounting and is a certified public accountant, inactive.
Our Directors
Robert Conway has served as a member of our board of directors since April 2015. From 1999 to 2012, Mr. Conway served as the chief executive officer and member of the board of directors of Array BioPharma (Nasdaq: ARRY), a publicly traded biopharmaceutical company. Prior to joining Array, Mr. Conway was the chief operating officer and executive vice president of Hill Top Research, from 1996 to 1999. From 1979 until 1996, Mr. Conway held various executive positions for Corning Inc. (NYSE: GLW), including corporate vice president and general manager of Corning Hazleton, a contract research organization. Since 2013, Mr. Conway has served on the board of directors of ARCA BioPharma (Nasdaq: ABIO), a publicly traded biopharmaceutical company, and was elected Chairman in June 2014. From 2004 to 2013, Mr. Conway served on the boards of directors of PRA International (Nasdaq: PRAH), which was a public company for a portion of his tenure there, and Bracket Corp., a private company. Mr. Conway has also served on the boards of directors of Bracket, Inc. and ClinOne, Inc., private clinical technology companies, since March 2017 and November 2018, respectively. In addition, Mr. Conway is a member of the strategic advisory committee of Genstar Capital. Mr. Conway received a B.S. in accounting from Marquette University in 1976. We believe that Mr. Conway’s experience and expertise in the pharmaceutical industry, pharmaceutical development and clinical trials, and corporate finance, governance, accounting and public company compliance give him the qualifications and skills to serve on our board of directors.
Min Cui has served as a member of our board of directors since January 2019. Dr. Cui has served as managing director of Decheng Capital, an investment firm focused on life sciences companies, since he founded the firm in 2011. Prior to founding Decheng, Dr. Cui was an investment partner at Bay City Capital, an international life science venture capital firm in San Francisco. Dr. Cui was previously director of strategic investment for the Southern Research Institute, a not-for-profit research organization. Prior to that, Dr. Cui co-founded Pan Pacific Pharmaceuticals and Hucon Biopharmaceuticals, where he led efforts in discovery and development of several key technologies in the fields of oncology, cardiology, infectious and inflammatory diseases. Dr. Cui has served as a member of the board of directors of ARMO BioSciences, Inc., a publicly-traded immuno-oncology company acquired by Eli Lilly and Company in May 2018, from August 2017 to May 2018, and also currently serves on the boards of directors of several private companies. Dr. Cui holds a Ph.D. in Cancer Biology from Stanford University and a BS and MS in Molecular Biology from Peking University. We believe that Dr. Cui’s venture capital and management experience in the pharmaceuticals industry provides him with the qualifications and skills necessary to serve as a member of our board of directors. Dr. Cui was appointed to the Board pursuant to the terms of the Purchase Agreement.
Christopher Peetz has served as a member of our board of directors since April 2018. Mr. Peetz has been the president of Mirium Pharmaceuticals, Inc. since November 2018. He has also served as the chief executive officer of Flashlight Therapeutics, Inc. and an entrepreneur-in-residence at Frazier Healthcare Partners since May 2017. He served as chief financial officer and head of corporate development at Tobira Therapeutics, Inc., a publicly-traded biotechnology company acquired by Allergan plc in November 2016, from May 2014 to December 2016. Prior to joining Tobira Therapeutics, Mr. Peetz served as vice president, finance & corporate development of Jennerex Biotherapeutics, a private biopharmaceutical company. Prior to Jennerex, Mr. Peetz held various positions at Onyx Pharmaceuticals, Inc. (now Amgen), including oversight of financial planning and analysis, corporate strategy, product lifecycle management and commercial roles. Prior to Onyx, Mr. Peetz provided merger and acquisition advisory services at LaSalle Corporate Finance, a part of ABN AMRO, and held positions at Abgenix Inc. and Solazyme Inc. Mr. Peetz received an MBA from Stanford Graduate School of Business and a B.S.B.A. in Finance, International Business and French from Washington University in St. Louis. We believe Mr. Peetz’ experience in senior management positions in both business and finance and his experience supporting various corporate and financing transactions provide him with the qualifications and skills to serve on our board of directors.
Paul Sekhri has served as a member of our board of directors since February 2016. Mr. Sekhri is the president and chief executive officer of eGenesis, Inc., a private life sciences company. Before Mr. Sekhri joined eGenesis, he was the president and chief executive officer of Lycera Corp., a private biopharmaceutical company from February 2015 through January 2019. Prior to this position, he served as senior vice president, integrated care for Sanofi from April 2014 through January 2015, and as group executive vice president, global business development and chief strategy officer for Teva Pharmaceutical Industries, Ltd. from March 2013 to March 2014. Prior to joining Teva, Mr. Sekhri spent five years from January 2009 to February 2013, as operating partner and head of the biotechnology operating group at TPG Biotech, the life sciences venture capital arm of TPG Capital. From 2004 to 2009 Mr. Sekhri was founder, president, and chief executive officer of Cerimon Pharmaceuticals, Inc. Prior to founding Cerimon, Mr. Sekhri was president and chief business officer of ARIAD Pharmaceuticals, Inc. Previously, Mr. Sekhri spent four years at Novartis, as senior vice president, and head of global search and evaluation, business development and licensing for Novartis Pharma AG.
Mr. Sekhri has been a director on more than 24 private and public company boards, and is currently a member of the board of directors of Veeva Systems Inc. Mr. Sekhri is also the chairman of the board of Pharming N.V., Petra Pharma, Inc., Topas Therapeutics GmbH, and Compugen Ltd. Additionally, he serves on several non-profit boards including the BioExec Institute, Inc., the TB Alliance, Young Concert Artists, Inc., The English Concert in America (TECA), and the Caramoor Center for Music and the Arts. Mr. Sekhri also served as a member of the board of trustees of Carnegie Hall from 2010 to 2012, where he is now an active member of their Patrons Council. We believe that Mr. Sekhri’s extensive experience in operational and strategic drug development and his outstanding reputation and expertise in the biomedical community give him the qualifications and skills to serve as a director on our board of directors.
Peter Thompson, M.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and previously served as a member of the board of directors of Alpine since June 2016. Dr. Thompson currently serves as a private equity partner for OrbiMed Advisors LLC, an investment firm focused on the healthcare sector, where he has also served as venture partner since joining in September 2010. Dr. Thompson is a co-founder of and has served as a member of the board of directors of Corvus Pharmaceuticals, Inc. (Nasdaq: CRVS) since December 2014. Dr. Thompson also served as a director of Adaptimmune Therapeutics plc (Nasdaq: ADAP), a biopharmaceutical company, from 2014 until July 2018 and also currently serves on the boards of directors of several private companies. Dr. Thompson is a board-certified internist and oncologist and has served as Affiliate Professor of Neurosurgery at the University of Washington since 2010. Dr. Thompson co-founded and served as the chief executive officer of Trubion Pharmaceuticals, Inc., a biopharmaceutical company, from 2002 to 2009. Dr. Thompson previously held executive positions at Chiron Corporation and Becton Dickinson and served on the faculty of the National Cancer Institute following his medical staff fellowship there. Dr. Thompson holds a Sc. B. in Molecular Biology and Mathematics from Brown University and an M.D. from Brown University Medical School. We believe that Dr. Thompson’s venture capital and management experience in the pharmaceuticals industry provides him with the qualifications and skills necessary to serve as a member of our board of directors.
James N. Topper, M.D., Ph.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and previously served as a member of the board of directors of Alpine since June 2016. Dr. Topper has been a partner with Frazier Healthcare Partners since August 2003, serving as general partner since 2005. Before joining Frazier Healthcare Partners, Dr. Topper served as head of the cardiovascular research and development division of Millennium Pharmaceuticals, Inc. and ran Millennium San Francisco (formerly COR Therapeutics, Inc.) from 2002 to 2003. Before the merger of COR and Millennium in 2002, Dr. Topper served as the vice president of biology at COR from 1999 to 2002. Dr. Topper currently serves as a member of the board of directors of AnaptysBio, Inc. (Nasdaq: ANAB), Allena Pharmaceuticals (Nasdaq: ALNA), Aptinyx, Inc. (Nasdaq: APTX) and Entasis Therapeutics Holdings Inc. (Nasdaq: ETTX) and has served on numerous other boards of directors, including Sierra Oncology, Inc. (formerly ProNai) (Nasdaq: SRRA), Amicus Therapeutics, Inc. (Nasdaq: FOLD), Portola Pharmaceuticals, Inc. (Nasdaq: PTLA), and La Jolla Pharmaceutical Company (Nasdaq: LJPC). Dr. Topper received his M.D. and Ph.D. in biophysics from Stanford University and his B.S. in biology from the University of Michigan. We believe that Dr. Topper’s experience overseeing Frazier Healthcare Partners’ investments in biotechnology, his experience in senior management positions, and his significant knowledge of industry, medical and scientific matters, provide Dr. Topper with the qualifications and skills to serve on our board of directors.
Jay Venkatesan, M.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017, served as our president from July 2017 to August 2018 and previously served as Alpine’s chief executive officer from November 2015 to June 2016 and Alpine’s president in June 2016. Dr. Venkatesan also served as a member of Alpine’s board of directors since November 2015. Since May 2018, Dr. Venkatesan has served as chief executive officer and a member of the board of directors of Angion Biomedica, Inc., a private pharmaceutical company. Prior to joining Alpine, Dr. Venkatesan was the executive vice president and general manager of Oncothyreon, Inc. (now Cascadian Therapeutics) from August 2014 to May 2015 following Oncothyreon’s acquisition of Alpine Biosciences, where he served as co-founder and chief executive officer. Previously, Dr. Venkatesan was the founder, portfolio manager, and managing director of Ayer Capital Management, a global healthcare equity fund from 2008 to 2013. Prior to that, he was a director at Brookside Capital Partners from 2002 to 2007. Earlier in his career, Dr. Venkatesan was involved in healthcare investing at Partricof & Co. Ventures from 1995 to 1996 and consulting at McKinsey & Company from 1993 to 1995. Dr. Venkatesan is currently a managing partner at Alpine BioVentures. In addition, Dr. Venkatesan currently serves on the board of directors of Transplant Genomics, CellBioTherapy, and Exicure Therapeutics. Dr. Venkatesan received an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from the Wharton School of the University of Pennsylvania, and a B.A. in Chemistry from Williams College. We believe that Dr. Venkatesan possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience on the boards of and in management positions with biopharmaceutical companies, including publicly-traded companies.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission, or SEC, and Nasdaq. Such directors, executive officers, and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.
SEC regulations require us to identify in this proxy statement anyone who filed a required report late during the most recent year. Based solely on a review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during 2018, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.
Code of Business Conduct and Ethics
We are committed to the highest standards of integrity and ethics in the way we conduct our business. Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer, and other executive and senior financial officers. Our code of conduct establishes our policies and expectations with respect to a wide range of business conduct, including preparation and maintenance of financial and accounting information, compliance with laws and conflicts of interest. In accordance with our code of conduct, each of our employees, officers and directors is required to report suspected or actual violations to the extent permitted by law. In addition, our board of directors has adopted separate policies and procedures concerning the receipt and investigation of complaints relating to accounting, internal accounting controls or auditing matters, which are administered by our audit committee. Our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at https://ir.alpineimmunesciences.com/governance. We will post amendments to our Code of Business Conduct or waivers of our Code of Business Conduct for directors and executive officers on the same website.
Audit Committee
The responsibilities of the audit committee include, but are not limited to, the following:

•	meeting with our independent auditors, our management team and such other personnel as it deems appropriate to conduct and assist with certain audit committee functions;

•	overseeing our accounting and financial reporting processes and audits of its financial statements;

•
deciding whether to appoint, retain or terminate our independent auditors, including the sole authority to approve all audit engagement fees and terms and to pre-approve all audit and permitted non-audit and tax services to be provided by the independent auditors;

•
reviewing and discussing with management and our independent auditors the financial statements of Alpine Immune Sciences, Inc, including certain disclosures, addressing any issues encountered in the course of the audit work, and evaluating the performance of our independent auditors;

•	discussing with management our earnings press releases, financial information and any earnings guidance provided to analysts and ratings agencies;

•	discussing with Alpine Immune Sciences and the internal auditors (if any) our disclosure controls, internal accounting and financial controls and accounting policies and practices;

•	discussing with management any outsourcing of the internal audit function (if any), including selection of vendor, fees paid and areas to be audited;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding certain accounting or audit matters;

•	establishing policies governing the hiring by us of any current or former employee of our independent auditors;

•	reviewing our compliance with applicable laws and regulations and to review and oversee our policies and procedures designed to promote and monitor regulatory compliance;

•	obtaining assurance from the independent auditors that the audit of the financial statements was conducted in a manner consistent with Section 10A of the Exchange Act;

•	reviewing, approving and overseeing transactions between us and any related person and any other potential conflict of interest situation;

•	administering our Whistleblower and Non-Retaliation Policy and responding to and resolving related complaints or concerns;

•	overseeing portions of our Code of Business Conduct and Ethics as designated by our board of directors;

•	providing our board of directors with the results of its monitoring and recommendations derived from its responsibilities;

•	reviewing and approving our investment policy;

•	providing the independent and internal auditors with access to the board of directors; and

•	producing the report required to be prepared for inclusion in our annual proxy statement.
Since April 2018 the audit committee has been composed of three directors: Messrs. Conway (chairman), Peetz and Sekhri. From the completion of the merger of Nivalis and Alpine in July 2017 until April 2018 the committee was composed of three directors: Messrs. Conway (chairman) and Sekhri and Dr. Topper. Our board of directors has determined that Mr. Conway is an “audit committee financial expert” as defined in the SEC rules and made a qualitative assessment of Mr. Conway’s level of knowledge and experience based on several factors, including his prior experience, business acumen and independence. Our board of directors has concluded that the composition of the audit committee meets the requirements for independence under the rules and regulations of Nasdaq and the SEC.
The audit committee met four times during 2018. The audit committee also meets periodically with our outside auditors without management present, at such times as it deems appropriate. Our board of directors has adopted a written charter for the audit committee in compliance with the applicable rules of the SEC and the Nasdaq listing standards and which is available on our website at https://ir.alpineimmunesciences.com/governance.

Item 11. Executive Compensation.
Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers:

Name and Principal Position	Year	Salary ($)		Option Awards ($)(1)		Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Mitchell H. Gold, M.D.	2018	400,000		512,630		130,000	3,060	1,045,690
Executive Chairman and Chief Executive Officer	2017	300,000	(4)	2,056,322		—	3,060	2,359,382
Mark Litton, Ph.D. (5)	2018	166,365		768,812	(6)	48,700	1,100	984,977
President and Chief Operating Officer
Stanford Peng, M.D., Ph.D.	2018	400,000		1,532,873		103,300	—	2,036,173
Executive Vice President of Research and Development and Chief Medical Officer	2017	375,000		171,010		—	—	546,010

(1)
Amounts shown in this column do not reflect dollar amounts actually received by our NEOs. Instead, these amounts reflect the aggregate grant date fair value of the stock options granted, computed in accordance with the provisions of FASB ASC Topic 718.

(2)	Represents cash bonuses earned under our 2018 performance bonus plan, paid in 2019.

(3)	Represents parking expenses for Drs. Gold and Litton.

(4)	Excludes $37,000 paid in 2017, pursuant to the terms of a deferred salary arrangement.

(5)	Dr. Litton commenced employment with us on August 6, 2018.

(6)	Represents the probable value of $108,497 for Dr. Litton’s August 6, 2018 performance-based option award. The maximum value of such award is $216,993.
Executive Employment Arrangements
We entered into amended and restated executive employment agreements with each of Drs. Gold and Peng effective January 1, 2018 and an executive employment agreement with Dr. Litton on August 6, 2018. Pursuant to these agreements, the annual base salaries for Drs. Gold, Litton and Peng were $400,000, $410,000 and $400,000, respectively. In February 2019, the compensation committee approved adjusted salaries for Drs. Gold, Litton and Peng of $485,000, $415,000 and $425,000, respectively. Additionally, Drs. Gold, Litton and Peng are eligible to earn cash bonuses of up to 50%, 40% and 35%, respectively, of their base salary. The actual amount of such bonuses is tied to the achievement of various objectives for each year. Dr. Gold’s bonus is based solely on achievement of corporate objectives. The bonuses for Drs. Peng and Litton are based on 75% corporate objectives and 25% individual objectives. These agreements also provide for certain severance benefits upon the termination of employment or a change in control of the company pursuant to our Change in Control and Severance Policy, or the Severance Policy.
Pursuant to the Severance Policy, if we terminate the employment of any of Dr. Gold, Dr. Litton or Dr. Peng, each an Eligible Employee, other than for cause, death or disability, or the Eligible Employee resigns for good reason on or within 12 months following a change of control, then, subject to the Eligible Employee signing and not revoking a separation agreement and release of claims and continuing to adhere to the Eligible Employee’s non-competition, non-disclosure and invention assignment agreement, such Eligible Employee will be eligible to receive the following severance benefits, less applicable tax withholdings:

•	A lump-sum payment totaling 100% (or, in case of Dr. Gold, 150%) of the Eligible Employee’s applicable annual base salary.

•	A lump-sum payment equal to (1) 100% of the Eligible Employee’s applicable target annual bonus plus (2) a payment equal to the Eligible Employee’s pro-rated applicable target annual bonus.

•	100% of the Eligible Employee’s then-outstanding and unvested time-based equity awards will become vested and exercisable.

•	Payment or reimbursement of continued health coverage for the Eligible Employee and the Eligible Employee’s dependents under COBRA for a period of up to 12 months (or, in Dr. Gold’s case, 18 months).

Further, under the Severance Policy, if the Company terminates an Eligible Employee’s employment other than for cause, death or disability or such Eligible Employee resigns for good reason at any time other than during the period lasting from the date of a change of control or within 12 months thereafter, then, subject to the Severance Conditions, such Eligible Employee will be eligible to receive the following severance benefits, less applicable tax withholdings:

•	Continued payments totaling 75% (or, in Dr. Gold’s case, 100%) of the Eligible Employee’s applicable annual base salary over a period of 9 months (or in Dr. Gold’s case, 12 months).

•
100% of the Eligible Employee’s then-outstanding and unvested time-based equity awards granted prior to the closing of the merger by and between Alpine Immune Sciences, Inc. and Nivalis Therapeutics, Inc. that would have otherwise vested during the 12-month period following the date of the Eligible Employee’s termination, and 0% in all other cases.

•	Payment or reimbursement of continued health coverage for the Eligible Employee and the Eligible Employee’s dependents under COBRA for a period of up to 9 months (or, in Dr. Gold’s case, 12 months).
Mitchell H. Gold. Alpine entered into an employment agreement with Dr. Gold in March 2017, which pre-dated the merger of Nivalis and Alpine. The agreement had no specific term and constituted at-will employment. Effective January 2017, Dr. Gold’s annual base salary was $300,000. Pursuant to the terms of the agreement, Dr. Gold was subject to certain confidentiality obligations and was obligated to sign and comply with an agreement relating to proprietary information and inventions. During his employment, Dr. Gold was eligible to participate in our applicable benefit plans and was eligible for paid vacation and sick leave, with levels determined by our board of directors, all upon the same terms as offered to other senior executives. Effective January 2018, we entered into an amended and restated executive employment agreement with Dr. Gold on the terms and conditions described above.
Mark Litton. We entered into an employment agreement with Dr. Litton in August 2018 on the terms and conditions described above. Dr. Litton was also granted an initial stock option grant of 150,000 shares and an additional stock option grant of 50,000 shares which vests upon satisfaction of certain performance goals determined by the board of directors or the compensation committee of the board of directors. Pursuant to the terms of the agreement, Dr. Litton is subject to certain confidentiality obligations and was obligated to sign and comply with an agreement relating to proprietary information and inventions.
Stanford Peng. Alpine entered into an employment agreement with Dr. Peng in August 2016. The agreement had no specific term and constituted at-will employment. Effective January 2017, Dr. Peng’s annual base salary was $375,000. Pursuant to the terms of the agreement, Dr. Peng was subject to certain confidentiality obligations and is obligated to sign and comply with an agreement relating to proprietary information and inventions. Effective January 2018, we entered into an amended and restated executive employment agreement with Dr. Peng on the terms and conditions described above.
Outstanding Equity Awards at Year-End
The following table provides information regarding the equity awards outstanding at December 31, 2018 held by each of our NEOs.

			Option Awards
Name	Vesting Commencement Date	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Mitchell H. Gold	01/16/2015	12/16/2015	48,914	2,328	—	(1)	0.45	12/15/2025
	01/20/2017	03/14/2017	144,051	156,573	—	(2)	0.65	03/13/2027
	01/20/2017	04/12/2017	100,113	108,803	—	(2)	5.02	04/11/2027
	01/02/2018	01/02/2018	—	70,000		(2)	11.31	01/01/2028
Mark Litton	08/06/2018	08/06/2018	—	150,000	—	(2)	6.81	08/05/2028
	08/06/2018	08/06/2018	—	—	50,000	(3)	6.81	08/05/2028
Stanford Peng	09/06/2016	09/22/2016	90,848	70,644	—	(2)	0.65	09/21/2026
	09/06/2016	03/14/2017	20,971	16,296	—	(2)	0.65	03/13/2027
	01/02/2018	01/02/2018	—	65,000	—	(2)	11.31	01/01/2028
	09/28/2018	09/28/2018	—	250,000	—	(4)	6.33	09/27/2028

(1)
One-half of the shares shall vest on May 16, 2016, and 1/32nd of the remaining shares shall vest on each monthly anniversary thereafter, such that 100% of the shares shall be fully vested and exercisable as of the 4-year anniversary of January 16, 2015.

(2)
1/4th of the shares will vest on the one-year anniversary of the vesting commencement date, and 1/36th of the remaining shares shall vest on each monthly anniversary thereafter, such that 100% of the shares shall be vested and exercisable as of the four-year anniversary of the vesting commencement date.

(3)	The shares underlying the Option vest in two equal tranches upon satisfaction of certain performance goals determined by the board of directors or the compensation committee of the board of directors.

(4)
1/2 of the shares subject to the option become vested and exercisable on October 1, 2020 and the balance of the shares subject to the option become vested and exercisable on October 1, 2022, subject to continued service through each such date.

401(k) Plan
We have adopted the WTIA 401(k) Multiple Employer Plan, maintained by Washington Technology Industry Association, which is a defined contribution retirement plan, in which all Alpine employees providing at least 20 hours of service a week are eligible to participate. This plan provides our eligible employees with an opportunity to save for retirement on a tax advantaged basis, and participants are able to defer a portion of their eligible compensation. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan permits us to make matching contributions and profit-sharing contributions to eligible participants. We have not provided a discretionary company match to employee contributions during the periods presented. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan and all contributions are deductible by us when made.
Director Compensation
Director Compensation Policy
In July 2015, our board of directors approved a director compensation policy for our non-employee directors that became effective following our initial public offering and which was subsequently amended in March 2018. For purposes of the policy, the board of directors classified each director into one of the two following categories: (1) an “employee director,” is a director who is employed by us; and (2) a “non-employee director,” is a director who is not an employee director. Only non-employee directors will receive compensation under the director compensation policy. Non-employee directors will receive compensation in the form of equity and cash under the director compensation policy, as described below. We believe our non-employee director compensation program provides reasonable compensation to our non-employee directors that is appropriately aligned with our peers and is commensurate with the services and contributions of our non-employee directors.
Non-employee directors receive an initial stock option grant to purchase shares of our common stock upon appointment or election to the board of directors. Pursuant to the March 2018 amendments to the policy, the size of the initial stock option grant is 7,650 shares. Non-employee directors also receive on an annual basis, an additional stock option grant to purchase 7,650 shares. These annual grants occur on the first trading day in January of each year. All options are expected to have an exercise price equal to the closing price of our common stock as reported by Nasdaq on the date of grant subject to vesting in 36 equal monthly installments over a three-year period from the grant date for initial option grants, or in 12 equal monthly installments over a 12-month period from the grant date for annual stock option grants, subject to further evaluation by the compensation committee. On a change in control, all outstanding, unvested options held by non-employee directors are expected to vest in full.

Each non-employee director is eligible to receive the following cash annual retainer, which will be paid quarterly in arrears on a prorated basis.

Annual retainer for board membership	$35,000
Annual retainer for board chairperson	25,000
Annual retainer for audit committee chairperson	15,000
Annual retainer for audit committee member	7,500
Annual retainer for compensation committee chairperson	10,000
Annual retainer for compensation committee member	5,000
Annual retainer for nominating and corporate governance committee chairperson	7,500
Annual retainer for nominating and corporate governance committee member	3,750

2018 Director Compensation Table
The following table shows for the fiscal year ended December 31, 2018 certain information with respect to the compensation of our non-employee directors who served on our board of directors during any part of 2018.

Name	Fees Earned or paid in Cash ($)	Option Awards ($)(1)	Total ($)
Robert Conway(2)	53,750	56,619	110,369
Peter Thompson, M.D.(3)	47,500	56,619	104,119
James N. Topper, M.D., Ph.D.(4)	48,750	56,619	105,369
Paul Sekhri(5)	51,250	56,619	107,869
Christopher Peetz(6)	29,657	38,553	68,210
Jay Venkatesan, M.D.(7)	14,076	184,320	198,396

(1)
Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of the stock options granted, computed in accordance with the provisions of FASB ASC Topic 718.

(2)	As of December 31, 2018, Mr. Conway held outstanding options to purchase 15,505 shares of common stock.

(3)	As of December 31, 2018, Dr. Thompson held outstanding options to purchase 7,650 shares of common stock.

(4)	As of December 31, 2018, Dr. Topper held outstanding options to purchase 7,650 shares of common stock.

(5)	As of December 31, 2018, Mr. Sekhri held outstanding options to purchase 13,593 shares of commons stock.

(6)	As of December 31, 2018, Mr. Peetz held outstanding options to purchase 7,650 shares of common stock.

(7)
As of December 31, 2018, Dr. Venkatesan held outstanding options to purchase 115,063 shares of common stock. Dr. Venkatesan served as our president until August 2018 and did not receive or earn any fees during that time. The amount shown in the “Fees Earned or paid in Cash ($)” column excludes cash compensation paid to Dr. Venkatesan in 2018 while Dr. Venkatesan was serving as our president. The amount shown in the “Option Awards” column includes the aggregate grant date fair value of the stock options granted while Dr. Venkatesan was serving as our president.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2018, with respect to the shares of our common stock that may be issued under existing equity compensation plans:

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted- Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (1)
Equity compensation plans approved by security holders
Amended and Restated 2015 Stock Plan, as amended, or the 2015 Stock Plan	1,421,724	$3.50	—
2015 Equity Incentive Plan	530,548	$11.24	—
2018 Equity Incentive Plan	420,000	$6.43	496,530
Employee Stock Purchase Plan	—	N/A	45,211
Equity compensation plans not approved by security holders (2)	150,000	$6.81	—
Total	2,522,272	$5.81	541,741

(1)
Represents the number of securities remaining available for future issuance under the 2015 Equity Incentive Plan, the 2015 Stock Plan, the 2018 Equity Incentive Plan and the Employee Stock Purchase Plan. The number of shares available for issuance under the 2018 Equity Incentive Plan is subject to an annual increase on the first day of each year equal to the lesser of (a) 1,500,000 shares or (b) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (c) a lesser number of shares of common stock approved by the board of directors prior to January 1 of a given year.

(2)
Represents 150,000 shares of our common stock subject to the Stand-Alone Inducement Stock Option Grant for Mark Litton. This stock option was not approved by security holders pursuant to an exemption permitted under the rules of The Nasdaq Stock Market LLC.

Principal Stockholders
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 31, 2019 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of our NEOs; and

•	all of our directors and executive officers as a group.
The percentage of beneficial ownership shown in the table is based upon 18,560,905 shares outstanding as of January 31, 2019.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we take into account shares of common stock issuable pursuant to stock options, warrants and restricted stock units that may be exercised or that are scheduled to vest on or before the 60th day after January 31, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants or restricted stock units for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Except as otherwise noted below, the address for each person or entity listed in the table is c/o Alpine Immune Sciences, Inc., 201 Elliott Avenue West, Suite 230, Seattle, Washington 98119.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
Alpine Immunosciences, L.P.(1)	4,069,222	21.8%
OrbiMed Private Investments VI, LP(2)	3,816,206	20.4%
Decheng Capital China Life Sciences USD Fund III, L.P.(3)	3,846,387	19.99%
Frazier Life Sciences VIII, L.P.(4)	2,716,701	14.5%
Entities affiliated with BVF Partners L.P.(5)	1,201,718	6.5%
Directors and Executive Officers:
Mitchell H. Gold(6)	4,428,185	23.3%
Mark Litton(7)	25,000	*
Stanford Peng(8)	143,197	*
Jay Venkatesan(9)	4,214,435	22.5%
Peter Thompson(10)	3,825,131	20.4%
James N. Topper(11)	2,725,626	14.6%
Robert Conway(12)	31,780	*
Paul Sekhri(13)	14,868	*
Christopher Peetz (14)	3,612	*
Min Cui(15)	3,846,812	19.99%
All current directors and executive officers as a group (11 persons)(16)	15,239,818	75.0%

(*)	Less than one percent.

(1)
According to a Schedule 13D filed on January 23, 2019 with the Securities and Exchange Commission, Alpine BioVentures, GP, LLC, Mitchell H. Gold and Jay Venkatesan may be deemed to beneficially own 4,069,222 shares which are held by Alpine Immunosciences, L.P., including 74,441 shares issuable upon the exercise of warrants, which are exercisable within 60 days of January 31, 2019. Alpine BioVentures GP, LLC is the general partner of Alpine Immunosciences, L.P. Dr. Gold and Dr. Venkatesan are the Managing Partners of Alpine BioVentures GP, LLC. Dr. Gold and Dr. Venkatesan are also limited partners of Alpine Immunosciences, L.P. By virtue of such relationships, Dr. Gold and Dr. Venkatesan may be deemed to have voting and investment power with respect to the shares held by Alpine Immunosciences, L.P. and as a result may be deemed to have beneficial ownership of such shares. Each of Dr. Gold and Dr. Venkatesan disclaims beneficial ownership of the shares held by Alpine Immunosciences, L.P., except to the extent of his pecuniary interest therein, if any. The address for Alpine Immunosciences, L.P. is 600 Stewart Street, Suite 1503, Seattle Washington 98101.

(2)
According to a Schedule 13D filed on January 23, 2019 with the Securities and Exchange Commission, OrbiMed Advisors LLC and OrbiMed Capital GP VI LLC may be deemed to beneficially own 3,816,206 shares which are held by OrbiMed Private Investments VI, LP, including 145,251 shares issuable upon the exercise of warrants, which are exercisable within 60 days of January 31, 2019. OrbiMed Capital GP VI LLC (“GP VI”) is the general partner of OrbiMed Private Investments VI, LP. OrbiMed Advisors LLC (“OrbiMed Advisors”) is the managing member of GP VI. Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein share voting and investment power over the shares held by OrbiMed Private Investments VI, LP and as a result may be deemed to have beneficial ownership of such shares. Dr. Thompson, an employee of OrbiMed Advisors, may be deemed to have beneficial ownership of such shares. Each of GP VI, OrbiMed Advisors, Carl L. Gordon, Sven H. Borho, Jonathan T. Silverstein and Dr. Thompson disclaims beneficial ownership of the shares held by OrbiMed Private Investments VI, LP, except to the extent of its or his pecuniary interest therein, if any. The address for OrbiMed Private Investments VI, LP is 601 Lexington Avenue, 54th Floor, New York, New York 10022.

(3)
Decheng Capital Management III (Cayman), LLC (“Decheng Capital Management”) and Min Cui may be deemed to beneficially own 3,846,387 shares which are held by Decheng Capital China Life Sciences USD Fund III, L.P. (“Decheng”), including 680,652 shares issuable upon the exercise of a warrant that is exercisable within 60 days of January 31, 2019. Until approval of our stockholders is obtained, the warrants are not exercisable to the extent necessary to ensure that, following any such proposed exercise, the total number of shares of common stock then beneficially owned by such holder and its affiliates would not exceed 4.99%, or 19.99% for Decheng (the “Beneficial Ownership Limitation”). Excludes 553,984 shares subject to the warrant that is not exercisable within 60 days of January 31, 2019 due to the Beneficial Ownership Limitation, based on the number of shares outstanding as of January 31, 2019. Decheng Capital Management is the general partner of Decheng. Dr. Cui is the sole manager of Decheng Capital Management and may be deemed to have voting and investment power with respect to the shares held by Decheng and as a result may be deemed to have beneficial ownership of such shares. The address for Decheng is 3000 Sand Hill Road, Building 2, Suite 110, Menlo Park, California 94025.

(4)
According to a Schedule 13D filed on January 23, 2019 with the Securities and Exchange Commission, FHM Life Sciences VIII, L.P., FHM Life Sciences VIII, L.L.C., James Topper and Patrick J. Heron may be deemed to beneficially own 2,716,701 shares which are held by Frazier Life Sciences VIII, L.P., including 145,251 shares issuable upon the exercise of warrants that are exercisable within 60 days of January 31, 2019. FHM Life Sciences VIII, LP is the general partner of Frazier Life Sciences VIII, L.P. and FHM Life Sciences VIII, LLC is the general partner of FHM Life Sciences VIII, LP. Dr. Topper and Patrick J. Heron are the sole members of FHM Life Sciences VIII, LLC and therefore share voting and investment power over the shares held by Frazier Life Sciences VIII, L.P. Dr. Topper and Mr. Heron disclaim beneficial ownership of the shares held by Frazier Life Sciences VIII, L.P. except to the extent of their pecuniary interests in such shares, if any. The address for Frazier Life Sciences VIII, L.P. is 601 Union Street, Suite 3200, Seattle, Washington 98101.

(5)
According to a Schedule 13G filed on January 28, 2019 with the Securities and Exchange Commission, (i) Biotechnology Value Fund, L.P. (“BVF”) may be deemed to beneficially own 584,078 shares, (ii) Biotechnology Value Fund II, L.P. (“BVF2”) may be deemed to beneficially own 460,853 shares, and (iii) Biotechnology Value Trading Fund OS LP (“Trading Fund OS”) may be deemed to beneficially own 84,524 shares. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the 84,524 shares held by Trading Fund OS. BVF Partners L.P. (“BVF Partners”), as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 1,201,718 shares beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and a certain BVF Partners managed account (“Partners Managed Account”), including 72,263 shares held in the Partners Managed Account. BVF Inc., as the general partner of BVF Partners, may be deemed to beneficially own the 1,201,718 shares beneficially owned by BVF Partners. Mr. Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 1,201,718 shares beneficially owned by BVF Inc. Excludes 217,875 shares subject to warrants held by BVF, BVF2 and Trading Fund OS that are not exercisable within 60 days of January 31, 2019 due to the Beneficial Ownership Limitation, based on the number of shares outstanding as of January 31, 2019. The address of each of BVF Inc., Partners, BVF, BVF2, Trading Fund OS, Partners OS and Mr. Lampert is 1 Sansome Street, 30th Floor, San Francisco, California 94104, USA.

(6)
Consists of (i) 11,292 shares of our common stock held directly by Dr. Gold, (ii) 347,671 shares of our common stock issuable upon the exercise of options within 60 days of January 31, 2019, (iii) 3,994,781 shares of our common stock held directly by Alpine Immunosciences, L.P and (iv) 74,441 shares of our common stock issuable upon the exercise of warrants held by Alpine Immunosciences, L.P. which are exercisable within 60 days of January 31, 2019. Please see footnote 1 regarding Dr. Gold’s voting and investment power over the shares held by Alpine Immunosciences, L.P.

(7)	Consists of 25,000 shares of our common stock issuable upon the exercise of options within 60 days of January 31, 2019.

(8)	Consist of 143,197 shares of our common stock issuable upon the exercise of options within 60 days of January 31, 2019.

(9)
Consists of (i) 21,739 shares of our common stock held directly by Dr. Venkatesan, (ii) 37,266 shares of our common stock held in trust for the benefit of Dr. Venkatesan’s children, (iii) 86,208 shares of our common stock issuable upon the exercise of options within 60 days of January 31, 2019, (iv) 3,994,781 shares of our common stock held directly by Alpine Immunosciences, L.P., and (v) 74,441 shares of our common stock issuable upon the exercise of warrants held by Alpine Immunosciences, L.P. which are exercisable within 60 days of January 31, 2019. Please see footnote 1 regarding Dr. Venkatesan’s voting and investment power over the shares held by Alpine Immunosciences, L.P.

(10)
Consists of (i) 8,925 shares of our common stock issuable upon the exercise of options within 60 days of January 31, 2019, (ii) 3,670,955 shares of our common stock held directly by OrbiMed Private Investments VI, LP and (iii) 145,251 shares of our common stock issuable upon the exercise of warrants held by OrbiMed Private Investments VI, LP which are exercisable within 60 days of January 31, 2019. Please see footnote 2 regarding Dr. Thompson’s voting and investment power over the shares held by OrbiMed Private Investments VI, LP.

(11) Consists of (i) 8,925 shares of our common stock issuable upon the exercise of options within 60 days of January 31, 2019, (ii) 2,571,450 shares of our common stock held directly by Frazier Life Sciences VIII, L.P. and (iii) 145,251 shares of our common stock issuable upon the exercise of warrants held by Frazier Life Sciences VIII, L.P. which are exercisable within 60 days of January 31, 2019. Please see footnote 4 regarding Dr. Topper’s voting and investment power over the shares held by Frazier Life Sciences VIII, L.P.
(12) Consists of 15,000 shares of our common stock held directly by Mr. Conway and 16,780 shares of our common stock issuable upon exercise of options within 60 days of January 31, 2019.

(13)	Consist of 14,868 shares of our common stock issuable upon the exercise of options within 60 days of January 31, 2019.

(14)	Consist of 3,612 shares of our common stock issuable upon the exercise of options within 60 days of January 31, 2019.

(15)
Consists of (i) 425 shares of our common stock issuable upon the exercise of options within 60 days of January 31, 2019, (ii) 3,165,735 shares of our common stock held directly by Decheng Capital China Life Sciences USD Fund III, L.P. and (iii) 680,652 shares of our common stock issuable upon the exercise of warrants held by Decheng Capital China Life Sciences USD Fund III, L.P. which are exercisable within 60 days of January 31, 2019. Please see footnote 3 regarding Dr. Cui’s voting and investment power over the shares held by Decheng Capital China Life Sciences USD Fund III, L.P.

(16)
Includes only current directors and executive officers serving in such capacity as of January 31, 2019. Includes 706,005 shares of our common stock issuable upon the exercise of options within 60 days of January 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Party Transaction Policy
Our board of directors has adopted a written policy governing the review and approval of related party transactions. The audit committee of our board of directors has the primary responsibility for reviewing and approving or disapproving related party transactions, as designated in the audit committee charter. In addition, our Code of Business Conduct and Ethics requires that each of our employees and directors inform his or her superior or the chairman of the audit committee, respectively, of any material transaction or relationship that comes to his or her attention that could reasonably be expected to create a conflict of interest. Further, at least annually, each director and executive officer will complete a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which we are involved and in which an executive officer, a director or a related person has a direct or indirect material interest.
Affiliations with Principal Stockholders
Dr. Gold is an executive officer, and Dr. Venkatesan was an executive officer until August 2018. Each of Drs. Venkatesan and Gold is also a member of our board of directors and, in their individual capacities, a limited partner of Alpine Immunosciences, L.P., Delaware limited partnership, which is a holder of more than 5% of our outstanding capital stock. In addition, each of Drs. Venkatesan and Gold, in their individual capacities, is a Managing Partner of Alpine BioVentures, GP, LLC, a Delaware limited liability company, which is the general partner of Alpine Immunosciences, L.P.
Dr. James N. Topper is a member of our board of directors and, in his individual capacity, is a managing member of FHM Life Sciences VIII, LLC, a Delaware limited liability company. FHM Life Sciences VIII, LLC is the general partner of FHM Life Sciences VIII, LP, a Delaware limited partnership. FHM Life Sciences VIII, LP is the general partner of Frazier Life Sciences VIII, L.P., a Delaware limited partnership, which is a holder of more than 5% of our outstanding capital stock.
Mr. Peetz is a member of our board of directors and, in his individual capacity, is an Entrepreneur-in-Residence at Frazier Healthcare Partners, which is an affiliate of Frazier Life Sciences VIII, L.P.
Dr. Peter Thompson is a member of our board of directors and, in his individual capacity, is an employee of OrbiMed Advisors LLC. OrbiMed Advisors LLC is the managing member of OrbiMed Capital GP VI LLC. OrbiMed Capital GP VI LLC is the general partner of OrbiMed Private Investments VI, LP, which is a holder of more than 5% of our outstanding capital stock.
Dr. Min Cui is a member of our board of directors and, in his individual capacity, is the manager of Decheng Capital Management III (Cayman), LLC, which in turn is the general partner of Decheng Capital China Life Sciences USD Fund III, L.P. Decheng Capital China Life Sciences USD Fund III, L.P. is a holder of more than 5% of our outstanding capital stock.

Indemnification Agreements
We have entered into indemnification agreements with each of our directors and with each of our executive officers. Pursuant to the indemnification agreements, we have agreed to indemnify and hold harmless these directors and officers to the fullest extent permitted by applicable law. The agreements generally cover expenses that a director or officer incurs or amounts that a director or officer becomes obligated to pay because of any proceeding to which he or she is made or threatened to be made a party or participant by reason of his or her service as a current or former director, officer, employee or agent of Alpine Immune Sciences. The agreements also provide for the advancement of expenses to the directors and executive officers subject to specified conditions. There are certain exceptions to our obligation to indemnify the directors and officers, including any intentional misconduct or act where the director or officer did not in good faith believe he or she was acting in our best interests, with respect to “short-swing” profit claims under Section 16(b) of the 1934 Act and, with certain exceptions, with respect to proceedings that he or she initiates.
Private Placement
On January 15, 2019, we entered into a securities purchase agreement in connection with the sale and issuance of 4,706,700 units for $5.37 per unit representing (i) 4,706,700 shares of our common stock and (ii) warrants to purchase an additional 1,835,610 shares of common stock for $12.74 per share, with each unit consisting of one share of common stock and a warrant to purchase 0.39 of a share of common stock.
The following table summarizes the purchases on January 18, 2019 of our securities by our 5% stockholders:

Name of Purchaser	Number of Shares of Common Stock Purchased	Number of Shares of Common Stock Subject to Warrants	Aggregate Purchase Price
Alpine Immunosciences, L.P.	190,875	74,441	$1,024,998.75
OrbiMed Private Investments VI, LP	372,439	145,251	$1,999,997.43
Frazier Life Sciences VIII, L.P.	372,439	145,251	$1,999,997.43
We also entered into a registration rights agreement requiring us to register the resale of the shares of common stock issued and issuable upon the exercise of warrants. We are required to prepare and file a registration statement with the Securities and Exchange Commission on the date on which we file this Annual Report on Form 10-K for the year ended December 31, 2018, and in any event no later than March 18, 2019, which we refer to as the Filing Deadline, and to use commercially reasonable efforts to have the registration statement declared effective within 25 days of the Filing Deadline if there is no review by the SEC, and within 90 days of the Filing Deadline in the event of such review.
Indebtedness of Directors and Officers
None of our current or former directors or executive officers is indebted to us, nor are any of these individuals indebted to another entity which indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by us.
Other Transactions
We have granted stock options to our NEOs, other executive officers and our directors.
Director Independence
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of current directors and considered whether any such director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Based upon information requested from and provided by each current director concerning his background, employment and affiliations, including family relationships, the board of directors has determined that (1) none of our current directors except for Drs. Gold and Venkatesan, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the rules of the Nasdaq. The board of directors also determined that Messrs. Conway (chairman), Sekhri and Peetz, who comprise our audit committee, Drs. Topper (chairman) and Thompson and Mr. Sekhri, who comprise our compensation committee, and Dr. Thompson (chairman) and Messrs. Conway and Sekhri, who comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of Nasdaq.

Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional audit services and other services rendered to our company by EY for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
Fee Category	2018	2017
Audit fees(1)	$490,171	$494,210
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$490,171	$494,210

(1)
Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, procedures for comfort letters, consents and assistance with and review of documents filed with the SEC.

Services Rendered to Private Alpine
The following table presents fees for the year ended December 31, 2017 for professional audit services and other services rendered to Alpine by EY prior to the merger of Nivalis and Alpine in 2017.

Fee Category	December 31, 2017
Audit fees(1)	$377,050
Audit-related fees	—
Tax fees	—
All other fees	—
Total fees	$377,050

(1)
Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, procedures for comfort letters, consents and assistance with and review of documents filed with the SEC.

Auditor Independence
In 2018, there were no other professional services provided by EY that would have required the audit committee to consider their compatibility with maintaining the independence of EY.
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Pursuant to its charter, the audit committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit services to be performed by the independent auditor that are not otherwise prohibited by law and any associated fees. All fees paid to EY for 2018 were pre-approved by our audit committee and all fees paid to EY for 2017 were pre-approved by our audit committee or board of directors. The audit committee may delegate to one or more members of the committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full committee at scheduled meetings.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The financial statements, schedules and exhibits filed as a part of this Annual Report on Form 10-K are as follows:

(a)	Financial statements – The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.

(b)
Financial Statement Schedules – All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.

(c)	Exhibits – The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of April 18, 2017, by and among Nivalis Therapeutics, Inc., Nautilus Merger Sub, Inc. and Alpine Immune Sciences, Inc.	8-K	001-37449	2.1	April 18, 2017
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-K	001-37449	3.1	March 28, 2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-204127	3.4	May 13, 2015
4.1	Form of Common Stock Certificate of the Registrant	10-K	001-37449	4.1	March 28, 2018
4.2	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit I LLC	S-1	333-204127	4.2	May 13, 2015
4.3	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit II LLC	S-1	333-204127	4.3	May 13, 2015
4.4	Second Amended and Restated Investor Rights Agreement, dated November 18, 2014	S-1	333-204127	4.4	May 13, 2015
4.5	Warrant to Purchase Shares, dated December 16, 2016, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	10-K	001-37449	4.5	March 28, 2018
4.6	Form of Warrant to Purchase Shares of Common Stock issued to certain service providers on April 12, 2017 pursuant to the Amended and Restated 2015 Stock Plan, as amended	10-K	001-37449	4.6	March 28, 2018
10.1*	Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.4	June 25, 2015
10.2*	Form of Notice of Stock Option Grant and Stock Option Agreement for Employees under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.5	June 25, 2015
10.3*	Form of Notice of Stock Option Grant and Stock Option Agreement for Non-Employee Directors under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.6	June 25, 2015
10.4*	N30 Pharmaceuticals, Inc. 2012 Stock Incentive Plan	S-1	333-204127	10.2	May 13, 2015
10.5*	Form of Stock Option Agreement pursuant to N30 Pharmaceuticals, Inc. 2012 Stock Incentive Plan	S-1	333-204127	10.3	May 13, 2015
10.6*	Nivalis Therapeutics, Inc. Employee Stock Purchase Plan	S-8	333-205220	4.7	June 25, 2015
10.7*	Form of Indemnification Agreement entered into by and between the Registrant and its directors and officers	S-1	333-204127	10.18	May 13, 2015

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.8	Loan and Security Agreement, dated December 16, 2016, by and among Alpine Immune Sciences, Inc. and Silicon Valley Bank	10-K	001-37449	10.26	March 28, 2018
10.9*	Non-Employee Director Compensation Guidelines	10-Q	001-37449	10.4	May 14, 2018
10.10#	License and Research Agreement by and between Alpine Immune Sciences, Inc. and Kite Pharma, Inc., effective as of October 26, 2015	8-K	001-37449	10.1	October 24, 2017
10.11#	License and Research Agreement Amendment No. 1 by and between AIS Operating Co., Inc. and Kite Pharma, Inc., effective as of October 20, 2017	8-K	001-37449	10.2	October 24, 2017
10.12#+	License and Research Agreement Amendment No. 2 by and between AIS Operating Co., Inc. and Kite Pharma, Inc., effective as of October 17, 2018
10.13*	Change of Control and Severance Policy	8-K	001-37449	10.1	December 11, 2017
10.14*	Employment Agreement, dated as of March 14, 2017, by and between the Registrant and Mitchell H. Gold, M.D.	10-K	001-37449	10.32	March 28, 2018
10.15*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Mitchell H. Gold, M.D.	10-K	001-37449	10.33	March 28, 2018
10.16*	Employment Agreement, dated as of April 1, 2017, by and between the Registrant and Paul Rickey	10-K	001-37449	10.34	March 28, 2018
10.17*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Paul Rickey	10-K	001-37449	10.35	March 28, 2018
10.18*	Employment Agreement, dated as of August 14, 2016, by and between the Registrant and Stanford Peng, M.D., Ph.D.	10-K	001-37449	10.36	March 28, 2018
10.19*	Employment Agreement, dated as of January 1, 2018 , by and between the Registrant and Stanford Peng, M.D., Ph.D.	10-K	001-37449	10.37	March 28, 2018
10.20*	Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.1	September 11, 2017
10.21*	Form of Option Agreement under the Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.2	September 11, 2017
10.22	Equity Distribution Agreement, dated as of June 11, 2018, between Alpine Immune Sciences, Inc. and Piper Jaffray & Co.	8-K	001-37449	1.1	June 11, 2018
10.23*	Alpine Immune Sciences, Inc. 2018 Equity Incentive Plan	8-K	001-37449	10.1	June 14, 2018
10.24*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.2	June 14, 2018
10.25*	Form of Stand-Alone Inducement Stock Option Grant between Alpine Immune Sciences, Inc. and Mark Litton	8-K	001-37449	10.1	August 6, 2018
10.26*	Executive Employment Agreement, by and between the Registrant and Mark Litton	8-K	001-37449	10.2	August 6, 2018
10.27	Securities Purchase Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.1	January 16, 2019
10.28	Registration Rights Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.2	January 16, 2019
21.1	List of subsidiaries of the Registrant	10-K	001-37449	21.1	March 28, 2018

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.

†
All schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

+	Filed herewith.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.

Date: March 18, 2019	By:	/s/ Mitchell Gold
	Name:	Mitchell Gold
	Title	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.

Date: March 18, 2019	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer

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

Name	Title	Date

/s/ Mitchell Gold	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	March 18, 2019
Mitchell Gold

/s/ Paul Rickey	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 18, 2019
Paul Rickey

/s/ Peter Thomson	Director	March 18, 2019
Peter Thompson

/s/ James N. Topper	Director	March 18, 2019
James N. Topper

/s/ Jay Venkatesan	Director	March 18, 2019
Jay Venkatesan

/s/ Robert Conway	Director	March 18, 2019
Robert Conway

/s/ Peter Sekhri	Director	March 18, 2019
Peter Sekhri

/s/ Christopher Peetz	Director	March 18, 2019
Christopher Peetz

/s/ Xiangmin Cui	Director	March 18, 2019
Xiangmin Cui

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alpine Immune Sciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alpine Immune Sciences, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Seattle, Washington
March 18, 2019

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,711	$8,000
Short-term investments	41,592	73,240
Prepaid expenses and other current assets	1,242	1,308
Total current assets	53,545	82,548
Restricted cash	132	132
Property and equipment, net	1,196	1,089
Intangible assets	—	1,453
Total assets	$54,873	$85,222
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$1,716	$193
Accrued liabilities	4,277	382
Deferred revenue	—	277
Deferred rent, current portion	86	48
Current portion of long-term debt	2,048	995
Total current liabilities	8,127	1,895
Deferred rent, long-term portion	—	66
Deferred tax liability	—	305
Long-term debt	2,155	4,039
Total liabilities	10,282	6,305
Commitments and contingencies
Convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized at December 31, 2018 and 2017; zero shares issued and outstanding at December 31, 2018 and 2017	—	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2018 and 2017; 13,904,672 shares issued and 13,854,205 shares outstanding at December 31, 2018; 13,881,645 shares issued and 13,831,178 shares outstanding at December 31, 2017	14	14
Treasury stock, at cost; 50,467 shares at December 31, 2018 and 2017	—	—
Additional paid-in capital	90,664	88,346
Accumulated other comprehensive loss	(13)	(59)
Accumulated deficit	(46,074)	(9,384)
Total stockholders’ equity	44,591	78,917
Total liabilities, convertible preferred stock, and stockholders’ equity	$54,873	$85,222

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Collaboration revenue	$705	$1,731	$2,950
Operating expenses:
Research and development	28,970	10,626	2,989
General and administrative	8,362	6,079	1,149
Loss on sale of intangible asset	1,203	—	—
Total operating expenses	38,535	16,705	4,138
Loss from operations	(37,830)	(14,974)	(1,188)
Other income (expense):
Bargain purchase gain	—	6,601	—
Interest expense	(319)	(152)	—
Interest and other income	1,296	542	22
Loss before taxes	(36,853)	(7,983)	(1,166)
Income tax benefit (expense)	366	200	(66)
Basic and diluted net loss attributable to common stockholders	$(36,487)	$(7,783)	$(1,232)
Comprehensive income (loss):
Unrealized gain (loss) on investments	46	(59)	—
Comprehensive loss	$(36,441)	$(7,842)	$(1,232)
Weighted-average shares used to compute basic and diluted net loss per share attributable to common stockholders	13,849,470	6,481,665	564,816
Basic and diluted net loss per share attributable to common stockholders	$(2.63)	$(1.20)	$(2.18)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2015	1,212,436	$610	496,900	$—	—	$—	$17	$—	$(369)	$(352)
Issuance of convertible preferred stock, net of issuance costs	3,099,334	10,925	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	111,801	—	—	—	50	—	—	50
Stock-based compensation	—	—	—	—	—	—	77	—	—	77
Net loss	—	—	—	—	—	—	—	—	(1,232)	(1,232)
Balance, December 31, 2016	4,311,770	11,535	608,701	—	—	—	144	—	(1,601)	(1,457)
Issuance of Series A-1 convertible preferred stock	4,989,663	37,666	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(9,301,433)	(49,201)	9,301,433	1	—	—	49,200	—	—	49,201
Common stock acquired in business combination	—	—	3,914,058	—	—	—	38,103	—	—	38,103
Adjustment of par value from $0.0001 per share to $0.001 per share	—	—	—	13	—	—	(13)	—	—	—
Conversion of warrant liability to equity	—	—	—	—	—	—	52	—	—	52
Exercise of stock options and common stock warrants	—	—	57,453	—	—	—	22	—	—	22
Repurchase of common stock	—	—	(50,467)	—	50,467	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	838	—	—	838
Unrealized loss on investments	—	—	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	—	—	(7,783)	(7,783)
Balance, December 31, 2017	—	—	13,831,178	14	50,467	—	88,346	(59)	(9,384)	78,917
Cumulative effect of changes related to adoption of new revenue standard	—	—	—	—	—	—	—	—	(203)	(203)
Exercise of stock options	—	—	23,027	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	—	—	2,309	—	—	2,309
Unrealized gain on investments	—	—	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	—	—	(36,487)	(36,487)
Balance, December 31, 2018	—	$—	13,854,205	$14	50,467	$—	$90,664	$(13)	$(46,074)	$44,591
The accompanying notes are an integral part of these consolidated financial statements

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(36,487)	$(7,783)	$(1,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of intangible asset	1,203	—	—
Bargain purchase gain	—	(6,601)	—
Depreciation expense	388	241	69
Amortization of premium/discount on investments	(669)	—	—
Non-cash interest expense	169	87	—
Deferred income tax	(305)	(204)	—
Stock-based compensation and warrant expense	2,309	838	77
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	66	(1,193)	(26)
Accounts payable	1,523	66	80
Deferred revenue	(480)	(1,731)	(2,950)
Accrued liabilities	3,895	(259)	39
Deferred rent and other	(28)	(33)	146
Net cash used in operating activities	(28,416)	(16,572)	(3,797)
Investing activities
Purchases of property and equipment	(495)	(586)	(782)
Proceeds from sale of intangible asset	250	—	—
Purchase of short-term investments	(72,863)	(88,307)	—
Maturities of short-term investments	105,226	—	—
Proceeds from the sale of short-term investments	—	27,960	—
Cash and cash equivalents acquired in connection with merger	—	31,130	—
Net cash provided by (used in) investing activities	32,118	(29,803)	(782)
Financing activities
Proceeds from sale of preferred stock	—	37,666	10,925
Proceeds from borrowings	—	5,000	—
Repayment of debt	(1,000)	—	—
Proceeds from exercise of stock options and common stock warrants	9	22	50
Net cash (used in) provided by financing activities	(991)	42,688	10,975
Net increase (decrease) in cash and cash equivalents and restricted cash	2,711	(3,687)	6,396
Cash and cash equivalents and restricted cash, beginning of period	8,132	11,819	5,423
Cash and cash equivalents and restricted cash, end of period	$10,843	$8,132	$11,819
Supplemental Information
Convertible preferred stock exchanged for common stock	$—	$49,201	$—
Discount in connection with issuance of debt	$—	$428	$—
Cash paid for income taxes	$—	$76	$—
Cash paid for interest	$149	$53	$—
Reclass of preferred stock warrant liability to equity	$—	$52	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”), together with its consolidated subsidiaries, is focused on discovering and developing innovative, protein-based immunotherapies targeting the immune synapse to treat cancer, autoimmune/inflammatory disorders, and other diseases. Our proprietary scientific platform uses a process known as directed evolution, or an iterative scientific engineering process purposefully conducted to “evolve” a protein to create multi-targeted therapeutics potentially capable of modulating the human immune system. In our pre-clinical animal studies, our platform has proven capable of identifying novel molecules, including single domains capable of modulating multiple targets. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include accruals for clinical trial activities and other accruals, and the estimated fair value of equity-based awards. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Principles of Consolidation
Our consolidated financial statements include the financial position and results of operations of Alpine and our wholly owned operating company and subsidiaries, AIS Operating Co., Inc., and Alpine Immune Sciences Australia PTY LTD. On July 24, 2017, we closed the merger on the terms described in more detail in Note 1. In connection with the merger, Nivalis effected a 1:4 reverse stock split of its common stock. Upon the closing of the merger, (1) a wholly-owned subsidiary of Nivalis merged with and into Alpine, with Alpine (renamed as “AIS Operating Co., Inc.”) remaining as the surviving entity; and (2) Nivalis was renamed as “Alpine Immune Sciences, Inc.”

ALPINE IMMUNE SCINECES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segments
We operate as one operating segment and use cash flow as the primary measure to manage our business.
Cash and Cash Equivalents and Restricted cash
We consider all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking and interest-bearing accounts, and highly liquid money market funds.
Restricted cash represents cash drawn on a line of credit used to establish collateral to support the security deposit on our operating lease to rent office and laboratory space in Seattle, Washington.
Periodically, we maintain deposits in financial institutions in excess of government insured limits. We believe we are not exposed to significant credit risk as our deposits, which are held at financial institutions, are high credit quality securities such as money market funds, U.S. Treasury securities, and commercial paper. To date, we have not realized any losses on these deposits.
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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, generally three to five years, while leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred. Major improvements are capitalized as additions to property and equipment.
Intangible Asset
Our intangible asset is our indefinite-life S-nitrosoglutathione reductase (“GSNOR”) inhibitor in-process research and development asset (“IPR&D”) acquired from Nivalis. The IPR&D represents the processes, expertise, and technology employed in the development of GSNOR inhibitors and Nivalis’ lead product candidate, cavosonstat. The IPR&D represents the estimated fair value as of the acquisition date of substantive in-process projects that have not reached technological feasibility.
Impairment of Long-lived Assets
We evaluate our long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, we write down the asset to its estimated fair value. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. We did not record any impairments in the years ended December 31, 2018, 2017 and 2016.
Accrued Liabilities
As part of the process of preparing our consolidated financial statements, we are required to estimate accruals for professional services and research and development expenses. This process involves reviewing contracts and vendor agreements and communicating with applicable personnel to identify services that have been performed on our behalf. We estimate the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We estimate accrued liabilities as of each balance sheet date based on known facts and circumstances.

ALPINE IMMUNE SCINECES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Derivative Financial Instruments
We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features qualifying as embedded derivatives. For derivative financial instruments accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Consolidated Statements of Operations and Comprehensive Income (Loss). We use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.
Revenue Recognition (effective January 1, 2018)
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our License and Research Agreement (the “Collaboration Agreement”) with Kite Pharma, a Gilead company (“Kite”). See further discussion of the Collaboration Agreement in Note 12.
We allocate revenue to each performance obligation based on its relative stand-alone selling price. We generally determine stand-alone selling prices at the inception of the contract based on our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying Consolidated Balance Sheets and recognized as revenue when the related revenue recognition criteria are met. We recognize revenue under the Collaboration Agreement based on employee hours contributed to each performance obligation.
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

ALPINE IMMUNE SCINECES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
We review the contributed employee hours for each performance obligation under the Collaboration Agreement and adjust the revenue recognized to reflect changes in assumptions relating to the estimated satisfaction of the performance obligation. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the timing of revenue recorded in future periods could be materially impacted.
See Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more discussion regarding the accounting policies that governed revenue recognition prior to January 1, 2018.
Research and Development
Research and development costs are expensed as incurred. Research and development costs include personnel costs, clinical trials, external contract research and development expenses, raw materials, drug product manufacturing costs and allocated overhead – including depreciation, rent and utilities. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and amortized over the service period as the services are provided.
Stock-based Compensation
We account for all stock-based compensation granted to employees and non-employees using a fair value method. Stock-based compensation awarded to employees and non-employees is measured at the grant date fair value for stock option grants. We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. Stock-based compensation to employees is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis. Stock-based compensation awarded to non-employees is revalued over its vesting period using a Black-Scholes option pricing model. For performance-based awards where the vesting of the options may be accelerated upon the achievement of certain milestones, vesting and the related stock-based compensation is recognized as an expense when it is probable the milestone will be met. We recognize forfeiture of awards as they occur rather than estimating the expected forfeiture rate.
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
We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income tax matters in income tax expense if incurred. In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118 to address the application of GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017. In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter of 2017. Our federal tax loss and research and development credit carryforwards have been updated from the amounts previously provisionally disclosed to reflect a change in position with respect to our 2017 federal research and development credit. The update is a result of additional time spent on modeling the potential use of our tax attributes, as impacted by the Tax Reform Act. Otherwise, during the year ended December 31, 2018,

ALPINE IMMUNE SCINECES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

we did not receive any additional information regarding these provisional calculations, except as disclosed in Note 14, Income Taxes.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net loss and certain changes in equity excluded from net loss. For the years ended December 31, 2018 and 2017, other comprehensive loss consisted of unrealized losses on our short-term investments. There was no difference between comprehensive loss and net loss for the year ended December 31, 2016.
Recently Issued Accounting Pronouncements
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. We are currently evaluating the effect, if any, that ASU 2018-18 will have on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We are evaluating the effect of adopting this new accounting guidance to determine the impact it may have on our financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, related to another transition method in lease accounting. If elected, the transition method allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to adopt ASU 2016-02 on January 1, 2019 and intend to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of the accumulated deficit in the period of adoption as permitted under ASU 2018-11. Based on our leases in place on January 1, 2019 and considering the practical expedients, we expect the adoption of the new standard will not have a material effect on our consolidated statements of operations, will result in a gross-up on our consolidated balance sheets of less than $1.0 million relating to our office and laboratory leases, and will have no effect on our consolidated statements of cash flows.
Recently Adopted Accounting Pronouncements
Revenue
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (“new revenue standard” or “ASC 606”), which amends the guidance for revenue recognition to replace numerous industry specific requirements. ASC 606 implements a five-step process for customer contract revenue recognition focusing on transfer of control, as opposed to transfer of risk and rewards. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASC 606 is effective for reporting periods beginning after December 15, 2017. On January 1, 2018, we adopted the new accounting standard and all of the related amendments using the

ALPINE IMMUNE SCINECES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of our accumulated deficit. The cumulative effect of the changes related to the adoption of the new revenue standard increased our beginning balances in accumulated deficit and deferred revenue by $203,000 within our Consolidated Balance Sheets. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated financial statements as of and for the year ended December 31, 2018 is as follows (in thousands):

	As Reported	Adjustments	Balance without Adoption of ASC 606
Consolidated Balance Sheets
Stockholders’ equity
Accumulated deficit	$(46,074)	$(203)	$(46,277)
Consolidated Statements of Operations and Comprehensive Income (Loss)
Collaboration revenue	$705	$(203)	$502
Net loss	(36,487)	(203)	(36,690)
Statement of Cash Flows
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
Share-Based Compensation
In May 2017, the FASB issued ASU No. 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Compensation - Stock Compensation (“Topic 718”) about a change to the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and applied prospectively to modifications occurring on or after the adoption date. We adopted this this standard effective January 1, 2018. The adoption of this standard did not have an impact on our financial statements. For the year ended December 31, 2018, there were no modifications to the terms or conditions of a share-based payment award.
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
Consideration Transferred
The fair value of the consideration transferred was based on the most reliable measure, which was determined to be the market price of Nivalis shares of common stock as of the acquisition date. The fair value of the consideration transferred consisted of the following (in thousands except share and per share amounts):

Outstanding Nivalis common stock	3,914,058
Per share fair value of Nivalis common stock	$9.60
Outstanding Nivalis stock options	421,992
Weighted average per share fair value of Nivalis stock options	$1.25
Total fair value of consideration (in 000’s)	$38,103
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

The final allocation of the purchase consideration is as follows (in thousands):

Assets:	Fair Value
Cash and cash equivalents	$31,130
Marketable securities	12,952
Other receivables	79
IPR&D	1,453
Total assets acquired	45,614
Liabilities:
Accrued liabilities	(401)
Deferred tax liability	(509)
Total liabilities assumed	(910)
Bargain purchase gain	(6,601)
Total	$38,103

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
We recognized acquisition-related costs of $1.5 million for the year ended December 31, 2017. These costs are included within general and administrative expense in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Pro Forma Financial Information
The following pro forma consolidated results of net loss for the year ended December 31, 2017 assume the business combination was completed as of January 1, 2017 (in thousands, except per share amounts):

Year Ended December 31,
2017
Pro forma revenues	$1,731
Pro forma net loss	(18,327)
Pro forma basic and diluted net loss per share	$(1.32)
For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2017 includes the elimination of acquisition related costs and acceleration of stock compensation expense upon the change in control.
4. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.
In 2016, we considered our convertible preferred stock to be participating securities, and we computed net loss per share attributable to common stockholders using the two-class method required for participating securities. All participating securities are excluded from basic weighted-average common shares outstanding. In accordance with the two-class method, earnings allocated to these participating securities, which include participation rights in undistributed earnings, are subtracted from net income to determine total undistributed earnings to be allocated to common stockholders. Net loss is not allocated to participating securities as there is no contractual obligation to share in net losses.

The net loss per share for the year ended December 31, 2017 includes the conversion of 9,301,433 shares of our convertible preferred stock into common stock, and 3,914,058 shares acquired in connection with the merger.  The significant number of shares issued has affected the year-over-year comparability of our net loss per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share attributable to common stockholders calculation because their effect would have been antidilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented:

	December 31,
	2018	2017	2016
Convertible preferred stock	—	—	4,311,770
Warrants to purchase common stock	24,123	24,123	12,422
Options to purchase common stock	2,509,850	1,611,996	520,739
Total	2,533,973	1,636,119	4,844,931
5. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	December 31, 2018
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$6,405	$—	$—	$6,405
U.S. treasury bills	13,966	—	(2)	13,964
Corporate debt securities and commercial paper	31,331	—	(11)	31,320
Total	$51,702	$—	$(13)	$51,689

	December 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$5,680	$—	$—	$5,680
U.S. treasury bills	19,909	—	(21)	19,888
Corporate debt securities and commercial paper	53,390	—	(38)	53,352
Total	$78,979	$—	$(59)	$78,920
All short-term investments held as of December 31, 2018 and 2017 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.
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

As of December 31, 2018 and 2017, cash of $614,000 and $2.3 million, respectively, is excluded from the fair value table below. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Assets:	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$6,405	$—	$—	$6,405
U.S. treasury bills	13,964	—	—	13,964
Corporate debt securities and commercial paper	—	31,320	—	31,320
Total	$20,369	$31,320	$—	$51,689

Assets:	December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$5,680	$—	$—	$5,680
U.S. treasury bills	19,888	—	—	19,888
Corporate debt securities and commercial paper	—	53,352	—	53,352
Total	$25,568	$53,352	$—	$78,920

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
7. Property and Equipment
Property and equipment, net consist of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$1,506	$1,161
General equipment and furniture	158	110
Computer equipment and software	103	82
Leasehold improvements	128	47
Property and equipment, at cost	1,895	1,400
Less accumulated depreciation and amortization	(699)	(311)
Property and equipment, net	$1,196	$1,089
Depreciation expense was $388,000, $241,000 and $69,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
8. Loss on Sale of Intangible Asset
In February 2018, we entered into an Option License Agreement (“Option Agreement”) with Laurel Venture Capital Ltd. (“Laurel”), which granted Laurel a limited license to evaluate the indefinite-life GSNOR inhibitor IPR&D asset acquired as part of the merger with Nivalis in 2017. The IPR&D represents the processes, expertise, and technology employed in the development of GSNOR inhibitors and Nivalis’ lead product candidate, cavosonstat. Under the Option Agreement, we received an upfront non-refundable payment of $75,000, which was recognized as revenue in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
In June 2018, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Laurel and completed the sale of global rights to the GSNOR asset. As consideration under the Purchase Agreement, we received a non-refundable closing payment of $250,000, which was accounted for as a purchase of our intangible asset. We are also eligible to receive an additional payment of approximately $425,000 on the one-year anniversary of the sale completion date. In addition, we are eligible to receive milestone payments of up to $20.0 million, in the aggregate upon satisfaction by Laurel of certain regulatory approval milestones. We will also be eligible to receive royalty payments equal to a low single-digit percentage rate of worldwide net sales of any approved products. If Laurel transfers any part of the rights to the GSNOR assets within 12 months of the sale completion date, we will be eligible to receive one-fourth of any cash payments made to Laurel by a transferee within 18 months of the sale completion date and such transferee will remain obligated with respect to Laurel’s milestone and royalty obligations to us.
Upon the sale of the GSNOR assets, we derecognized the full carrying value of the intangible asset of $1.5 million on our accompanying Consolidated Balance Sheets and recognized a loss on the sale of the intangible asset of $1.2 million on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
9. Additional Consolidated Balance Sheets Information
Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,
	2018	2017
Deferred financing costs	$477	$—
Prepaid insurance	300	298
Prepaid research and development	83	791
Prepaid other	145	91
Other receivables	237	128
Prepaid expenses and other current assets	$1,242	$1,308
Accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Research and development services	$2,457	$197
Employee compensation	1,009	4
Legal and professional fees	646	112
Accrued other	165	69
Total	$4,277	$382
10. Long-term Debt
We maintain a long-term financing arrangement with Silicon Valley Bank. On June 30, 2017, we drew down a term loan of $5.0 million. The loan had an interest-only period that expired on July 1, 2018, at which point we became obligated to make thirty consecutive equal monthly payments of principal (each in an amount that will fully amortize the loan), plus accrued interest. Interest accrues at a floating per annum rate equal to the lender’s prime rate minus 1.75%. As a condition to the loan, we agreed to pay a final payment fee of 7.5%, or $375,000, upon repayment of the loan. The final payment fee was recorded in long-term debt with an offsetting reduction in long-term debt and was accounted for as a debt discount.
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations, financial, or other condition. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. As such, as of December 31, 2018, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances; make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of December 31, 2018.
Also, in connection with the drawdown of the loan, we granted Silicon Valley Bank 7,069 Series A-1 Preferred Stock warrants at an exercise price of $12.38 per share. The fair value of the warrants on the date of issuance was $53,000, determined using the Black-Scholes option-pricing model, and was recorded as a discount to the note and as a warrant liability on the accompanying Consolidated Balance Sheets. In connection with the merger and conversion of all outstanding Series A-1 preferred stock, the warrants became exercisable for 7,069 fully vested shares of our common stock. As a result of the change in the underlying shares, the warrants were equity-classified beginning on July 24, 2017.

The debt discount is being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. Non-cash interest expense associated with the amortization of the discount was $169,000 and $87,000, for years ended December 31, 2018 and 2017, respectively. The unamortized discount was $172,000 as of December 31, 2018.
Future principal payments as of December 31, 2018 under our loan based on contractual maturities are as follows (in thousands):

Year Ending December 31,	Total
2019	$2,000
2020	2,000
2021	—
2022	—
2023	—
Total future principal payments	$4,000
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
In January 2018, we entered into a lease amendment for approximately 6,184 square feet of additional office and laboratory space adjacent to our existing leased premises in Seattle, Washington. The lease expires on December 31, 2019 and has two options to extend the lease term with each option enabling us to extend the lease term by twelve months. The annual base rent due under the lease is $295,000 for the first year and will increase by 3.0% each year thereafter. We recognize rent expense on a straight-line basis over the lease period and accrue for rent expense incurred but not paid. The lease also requires us to pay additional amounts for operating and maintenance expenses. Rent expense was $811,000, $529,000 and $267,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum lease payments for our non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Minimum Lease Payments
2019	$930
2020	9
2021	9
2022	1
2023	—
Total future minimum lease payments	$949
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC (the “Landlord”) for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. The target “Commencement Date” is May 1, 2019 and shall be the date that Landlord delivers the premises to us in substantially complete condition. The “Rent Commencement Date” shall be the date that is nine months after the Commencement Date. The annual base rent due under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We will not be required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. We will receive a maximum tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In connection with the lease, we provided a $254,000 letter of credit as a security deposit. Rent payments under our lease with ARE are not included in the table above.

12. Collaboration and License Agreement
In October 2015, we entered into a Collaboration Agreement with Kite to discover and develop protein-based immunotherapies targeting the immune synapse to treat cancer. Under our agreement, we are to perform certain research services and grant to Kite an exclusive license to two programs from our transmembrane immunomodulatory protein (“TIP”) technology, which Kite is planning to further engineer into chimeric antigen receptor (“CAR”) and T cell receptor (“TCR”) product candidates.
Under the terms of the Collaboration Agreement, in 2015, Kite made upfront payments to us of $5.5 million, which were initially recorded as deferred revenue. As of December 31, 2018, we are also eligible to receive milestone payments based upon the successful achievement of pre-specified research, clinical, and regulatory milestones totaling up to $530.0 million plus royalty payments on product sales, if any. Kite will receive an exclusive, worldwide license to research, develop, and commercialize engineered autologous T cell therapies incorporating two programs coming from our platform.
In October 2017, we entered into an amendment with Kite to extend the research term of the Collaboration Agreement. Under the amended agreement, we became eligible to receive an additional $450,000 in research support payments from Kite in two tranches. In June 2018, we recognized one of the research support payments under the amended agreement. In October 2018, we entered into another amendment with Kite, which amended portions of the research plan. We have recorded revenue of $630,000, $1.7 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, under the Collaboration and Licensing Agreement. In the second quarter of 2018, based on the completion of our research and development efforts in connection with the performance period, we recognized the remaining balance in deferred revenue on our accompanying Consolidated Balance Sheets.
As further discussed in Note 2, on January 1, 2018, we adopted the new revenue standard using the modified retrospective method. Prior to the adoption of the new revenue standard, we recognized revenue under the Collaboration Agreement based upon the estimated performance periods related to the non-refundable upfront payments we received from Kite. Under the new standard, we recognize revenue based on employee hours contributed to each performance obligation. We recognized $203,000 in higher revenue for the year ended December 31, 2018, as compared to what would have been recorded under previous accounting guidance.
13. Stockholders’ Deficit
Common Stock
Upon the closing of the merger in 2017, all outstanding shares of our convertible preferred stock converted into 9,301,433 shares of common stock. As of December 31, 2018 and 2017, we did not have any convertible preferred stock outstanding.
We had 13,854,205 and 13,831,178 shares of common stock outstanding as of December 31, 2018 and 2017, respectively. Shares of common stock reserved for future issuance were as follows:

	December 31,
	2018	2017
Shares to be issued upon exercise of outstanding stock options	2,509,850	1,611,996
Shares to be issued upon conversion of common stock warrants	24,123	24,123
Shares available for future stock grants	496,530	576,722
Shares to be issued under employee stock purchase plan	45,211	45,211
Shares of common stock reserved for future issuance	3,075,714	2,258,052
In December 2017, we repurchased 50,467 shares of unvested common stock issued to one of our former employees for the original purchase price of $0.002 per share.
Securities Offerings
In July 2016, we entered into a sales agreement (the “Cowen Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of our common stock having aggregate sales proceeds of up to $30.0 million, from time to time, through an “at the market” equity offering program under which Cowen acted as our sales agent. In June 2018, we and Cowen agreed to terminate the Cowen Sales Agreement.
In June 2018, we entered into an equity distribution agreement, (“Equity Distribution Agreement”), with Piper Jaffray & Co., (“Piper Jaffray”), pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million, in gross cash proceeds. Piper Jaffray will be entitled to compensation for its services of up to 3.0% of the gross sales price per share of all shares sold through Piper Jaffray under the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by us upon written notice to Piper Jaffray for any reason or by Piper Jaffray upon written notice to us for any reason or at any time under certain circumstances, including but not limited to if we experience a material adverse change.
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement and may at any time suspend solicitation and offers under the Equity Distribution Agreement. The shares will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-212404), declared effective by the SEC on July 14, 2016. We filed a prospectus supplement (the “Prospectus Supplement”), dated June 11, 2018, with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement. The Prospectus Supplement relates to the offering of $14.5 million in shares of our common stock and we will be required to file an additional prospectus supplement in the event we seek to offer more than $14.5 million in shares of our common stock in accordance with the Equity Distribution Agreement. As December 31, 2018, we have made no sales under the Equity Distribution Agreement.
In January 2019, we entered into a securities purchase agreement (the “Purchase Agreement”) with a limited number of accredited investors, pursuant to which we, in a private placement (the “Private Placement”), sold $25.3 million units (the “Units”) for a purchase price of $5.37 per Unit. Each Unit consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the Purchase Agreement, we issued 4,706,700 shares of common stock and warrants to purchase an aggregate of 1,835,610 shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years.
The securities being sold in the Private Placement have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. We have agreed to file a registration statement with the SEC covering the resale of the shares of common stock issuable in connection with the Private Placement and upon exercise of the warrants.
We have incurred legal, accounting and other direct costs related to our efforts to raise capital. These costs have been capitalized as deferred financing costs and are included within prepaid expenses and other current assets in our accompanying Consolidated Balance Sheets. These costs are deferred until completion of an offering, at which time they will be reclassified to additional paid-in capital as a reduction of the proceeds. As December 31, 2018, we have incurred $477,000 of deferred financing costs.
Common Stock Warrants
We have issued warrants in connection with the drawdown of our SVB loan, and to certain non-employee professional advisers. We also assumed warrants in connection with the merger. No additional warrants were issued or exercised during the year ended December 31, 2018. A summary of our warrant activity is presented below:

	Warrants Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)
Outstanding at December 31, 2017	24,123	$24.86	6.62
Outstanding at December 31, 2018	24,123	$24.86	5.62
Exercisable at December 31, 2018	17,153	$32.92	5.76
Equity Incentive Plans
In April 2018, our board of directors adopted, and in June 2018 our stockholders approved, the 2018 Equity Incentive Plan (“2018 Plan”) under which 901,530 shares of our common stock were initially reserved for issuance, and we ceased granting stock awards under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan (the “2015 EIP”) and the Amended and Restated 2015 Stock Plan (the “2015 Plan”), collectively, the “Legacy Plans”. All shares of common stock subject to awards under the Legacy Plans that expire or terminate without having been exercised in full, or are forfeited to or repurchased by the company, will be added to the 2018 Plan up to a maximum of 1,972,784 shares.

Additionally, our 2018 Plan provides for an annual increase in the number of shares reserved for insurance under our 2018 Plan equal to the lesser of (1) 5% of the number of shares of common stock outstanding as of the last day of the preceding calendar year and (2) 1,500,000. However, our board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares. On January 1, 2019, a total of 692,710 additional shares were automatically added to the shares authorized under the 2018 Plan.
In August 2018 our board of directors approved an “inducement” option grant, pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, to purchase 150,000 shares of our common stock to our President and Chief Operating Officer. The option grant was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. The options granted vest within four years, subject to continued employment, and expire ten years after the date of grant.
In July 2017, in connection with the merger, we assumed Nivalis’ Employee Stock Purchase Plan (the “ESPP”) and the 2015 EIP. Upon assumption of the ESPP, there were 45,211 shares available for issuance under the ESPP. As of December 31, 2018, we have not activated the ESPP.
Stock options granted under our equity plans generally vest within four years and vested options are exercisable from the grant date until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of the Company. We grant stock options to employees with exercise prices equal to the fair value of our common stock on the date of grant. The term of incentive stock options may not exceed ten years from the date of grant. We utilize newly issued shares to satisfy option exercises.
As of December 31, 2018, a total of 3,061,084 shares of common stock were authorized for issuance under our 2018 Plan, 2015 Plan and 2015 EIP, and 496,530 shares were available for future grants under our 2018 Plan. A summary of stock option activity under our plans is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,611,996	$4.32
Granted	936,750	$8.34
Exercised	(23,027)	$0.39
Forfeited/Expired	(15,869)	$10.01
Outstanding at December 31, 2018	2,509,850	$5.82	8.11	$2,548
Vested and expected to vest after December 31, 2018	2,484,850	$5.81	8.10	$2,548
Exercisable at December 31, 2018	887,134	$4.26	6.66	$1,535
As of December 31, 2018, there was $6.5 million of unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.9 years. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2018, 2017 and 2016 was $214,000, $18,000 and $22,000. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $1.8 million, $139,000 and $70,000, respectively.
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

	Years Ended December 31,
	2018	2017	2016
Weighted-average estimated fair value at grant	$5.43	$4.69	$0.42
Risk-free interest rate (1)	2.27% - 3.07%	1.90% - 2.26%	1.14% - 2.24%
Expected term of options (in years) (2)	5.50 – 7.00	5.69 – 6.32	5.22 – 7.00
Expected stock price volatility (3)	70% - 77%	72% - 83%	72% - 79%
Expected dividend yield (4)	—%	—%	—%

(1)	The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.

(2)
We used the “simplified method” for options to determine the expected term of stock option granted to employees, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited time our shares have been publicly traded. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

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
The fair value of each non-employee stock option is estimated at the date of grant using the Black-Scholes option pricing model is are remeasured over the vesting term, as earned. Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options, with the exception that the expected term is over the contractual life of the option.
Stock-based compensation expense is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Employee:
Research and development	$890	$183	$14
General and administrative	1,385	588	53
Non-Employee:
Research and development	16	52	5
General and administrative	18	15	5
Total stock-based compensation expense	$2,309	$838	$77
In May 2016 we extended the vesting period of 567,500 unvested share options held by five employees. As a result of this modification, we recognized additional compensation expense of $4,000 for the year ended December 31, 2016.
14. Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act incorporates broad and complex changes to the U.S. tax code. The main provision of the Tax Act that is applicable to us is the reduction of a maximum federal tax rate of 35% to a flat tax rate of 21%, effective January 1, 2018. We incorporated the change in federal tax rates in our annual tax provision for the annual period ended December 31, 2017. Additionally, SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. We have completed and recorded the adjustments necessary under SAB 118 related to the Tax Act.

Our income (loss) before taxes is derived from domestic (United States) sources. The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2018	2017
Current:
U.S. - Federal	$—	$(1)
U.S. - State	(61)	5
Total current	(61)	4
Deferred:
U.S. - Federal	(305)	(204)
U.S. - State	—	—
Total deferred	(305)	(204)
Total income tax benefit	$(366)	$(200)
The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2018	2017
U.S. Statutory rate	21.0%	35.0%
Effect of:
State taxes (net of federal benefit)	3.8%	(1.6)%
Permanent differences	—%	(0.1)%
Federal research and development credit	4.2%	4.4%
Change in valuation allowance	(27.3)%	(19.4)%
Benefit of a lower tax rate	(0.1)%	0.2%
Stock-based compensation	(0.6)%	(2.6)%
Non-deductible merger costs	—%	(17.6)%
Bargain purchase gain	—%	28.9%
Tax rate change	—%	(24.7)%
Effective income tax rate	1.0%	2.5%
We recorded tax benefits of $366,000 and of $200,000 for the years ended December 31, 2018 and 2017, respectively, which represent effective tax rates of 1.0% and 2.5% for the years ended December 31, 2018 and 2017, respectively. The difference between the U.S. federal statutory tax rates of 21% and 35% and our effective tax rate in all periods is primarily due to a full valuation allowance related to our deferred tax assets, the generation and consumption of federal R&D tax credits, as well as a refund of state taxes from a carryback of the 2018 net operating loss.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss	$10,546	$2,475
Research and development credits	1,958	458
Intangible asset basis	54	—
Deferred revenue	—	58
Deferred rent	21	24
Stock based compensation	1,382	810
Other	3	12
Gross deferred tax assets	13,964	3,837
Valuation allowance	(13,774)	(3,722)
Total deferred tax assets, net of valuation allowance	190	115
Deferred tax liabilities:
Prepaid expenses	(91)	(63)
Fixed asset basis	(99)	(110)
Intangible asset basis	—	(247)
Total deferred tax liability	(190)	(420)
Net deferred tax assets and liabilities	$—	$(305)
As part of the merger with Nivalis, we identified $1.5 million of acquired IPR&D. IPR&D acquired in a business combination is an indefinite-lived intangible asset until the completion or abandonment of the associated R&D efforts.
As of December 31, 2017, future reversal of the deferred tax liability resulting from IPR&D costs could not be scheduled for tax purposes and therefore could not be considered as a source of future taxable income. A deferred tax liability of $305,000 was recorded in 2017 as a result of the acquired IPR&D having a financial reporting basis of $1.5 million and a tax basis of zero. In the year ended December 31, 2018, we sold the IPR&D and reversed the deferred tax liability.
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses, uncertainty of future taxable income, and the accumulated deficit, we provided a full valuation allowance against our deferred tax assets. The valuation allowance increased by $10.0 million and $2.9 million during the year ended December 31, 2018 and December 31, 2017, respectively.
We have net operating loss carryforwards as follows (in thousands):

	December 31,
	2018	2017
Federal (before January 1, 2018)	$11,094	$11,784
Federal (after January 1, 2018)	$33,417
State	$16,756	$—
Federal and state net operating loss carryforwards created before January 1, 2018 begin to expire in 2037. Federal net operating loss carryforwards created after January 1, 2018 carryforward indefinitely. The State net operating loss carryforwards begin to expire in 2038.
We have net research and development tax credit carryforwards as follows (in thousands):

	December 31,
	2018	2017
Federal	$2,456	$458
Federal research and development tax credit carryforwards begin to expire in 2035.

Current tax laws impose substantial restrictions on the utilization of R&D credit and net operating loss carryforwards in the event of an ownership change, as defined by the Internal Revenue Code Section 382 and 383. Such an event may limit our ability to utilize net operating losses and R&D tax credit carryforwards. Under Internal Revenue Code Section 382 and 383, the 2017 merger with Nivalis is likely considered an ownership change with respect to the potential limitation of the Nivalis federal tax credits and net operating losses. As such, it is likely that any future utilization of Nivalis federal tax credits and net operating losses is substantially limited. Therefore, as of December 31, 2018, all Nivalis tax credit and net operating loss carryforwards have been reduced to zero.
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
The following table summarized the activity related to unrecognized tax benefits (in thousands):

	December 31,
	2018	2017
Unrecognized benefits – beginning of year	$114	$34
Gross increases (decreases) – prior year tax positions	59	(4)
Gross increases – current year tax positions	296	84
Unrecognized benefit – end of year	$469	$114
All of the unrecognized tax benefits as of December 31, 2018 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $469,000 of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest or penalties related to unrecognized tax benefits for 2018 and 2017.
We do not expect any significant change in our unrecognized tax benefits during the next twelve months.
Our material income tax jurisdictions are the United States (federal), and California (state). We are subject to audit for tax years 2012 and forward for federal purposes, and 2015 and forward for California.
15. Related Party Transactions
In January 2019, in connection with our Purchase Agreement we sold an aggregate of 935,753 shares of common stock and issued warrants to purchase an aggregate of 364,943 shares of common stock for gross proceeds of approximately $5.0 million to certain of our 5% stockholders. See Part III, Item 13 of this Form 10-K for additional information.
We have a shared services agreement with Alpine BioVentures GP, LLC, pursuant to which we incurred costs of $0, $0 and $17,000 for years ended December 31, 2018, 2017 and 2016, respectively. We had an accrual of $5,000 related to the shared services agreement at December 31, 2016, which was paid in April 2017.
16. 401(k) Retirement Plan
We have adopted a 401(k) plan. All employees are eligible to participate, provided they meet the requirements of the plan. To date, we have not matched employee contributions to the plan.