Form 10-Q
period 2019-03-31
ALPINE IMMUNE SCIENCES, INC.
filed 2019-05-09
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2019, the registrant had 18,571,153 shares of common stock, $0.001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALPN	The Nasdaq Global Market

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,437	$10,711
Short-term investments	22,519	41,592
Prepaid expenses and other current assets	939	1,242
Total current assets	64,895	53,545
Restricted cash	386	132
Property and equipment, net	1,221	1,196
Operating lease, right-of-use asset	603	—
Total assets	$67,105	$54,873
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$743	$1,716
Accrued liabilities	5,371	4,277
Deferred rent, current portion	—	86
Operating lease liability	670	—
Current portion of long-term debt	2,064	2,048
Total current liabilities	8,848	8,127
Long-term debt	1,674	2,155
Total liabilities	10,522	10,282
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 18,611,496 shares issued and 18,561,029 shares outstanding at March 31, 2019; 13,904,672 shares issued and 13,854,205 shares outstanding at December 31, 2018	19	14
Treasury stock, at cost; 50,467 shares at March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	115,031	90,664
Accumulated other comprehensive loss	(12)	(13)
Accumulated deficit	(58,455)	(46,074)
Total stockholders’ equity	56,583	44,591
Total liabilities and stockholders’ equity	$67,105	$54,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Collaboration revenue	$—	$315
Operating expenses:
Research and development	10,350	3,792
General and administrative	2,345	2,108
Total operating expenses	12,695	5,900
Loss from operations	(12,695)	(5,585)
Other income (expense):
Interest expense	(70)	(78)
Interest and other income	384	305
Loss before taxes	(12,381)	(5,358)
Income tax benefit (expense)	—	52
Net loss	$(12,381)	$(5,306)
Comprehensive income (loss):
Unrealized gain (loss) on investments	15	(46)
Unrealized loss on foreign currency translation	(14)	—
Comprehensive loss	$(12,380)	$(5,352)
Weighted-average shares used to compute basic and diluted net loss per share	17,671,918	13,844,731
Basic and diluted net loss per share	$(0.70)	$(0.38)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	13,831,178	$14	50,467	$—	$88,346	$(59)	$(9,384)	$78,917
Cumulative effect of changes related to adoption of new revenue standard	—	—	—	—	—	—	(202)	(202)
Exercise of stock options	14,906	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	—	511	—	—	511
Unrealized loss on investments	—	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	—	—	(5,306)	(5,306)
Balance, March 31, 2018	13,846,084	$14	50,467	$—	$88,864	$(105)	$(14,892)	$73,881

Balance, December 31, 2018	13,854,205	$14	50,467	$—	$90,664	$(13)	$(46,074)	$44,591
Issuance of Units in Private Placement, net of offering costs	4,706,700	5	—	—	23,613	—	—	23,618
Exercise of stock options	124	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	754	—	—	754
Unrealized gain on investments	—	—	—	—	—	15	—	15
Unrealized gain (loss) on foreign currency translation						(14)		(14)
Net loss	—	—	—	—	—	—	(12,381)	(12,381)
Balance, March 31, 2019	18,561,029	$19	50,467	$—	$115,031	$(12)	$(58,455)	$56,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Operating activities
Net loss	$(12,381)	$(5,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	305	80
Amortization of premium/discount on investments	(132)	—
Non-cash interest expense	35	44
Deferred income tax	—	(52)
Stock-based compensation and warrant expense	754	511
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	303	(27)
Accounts payable	(973)	335
Deferred revenue	—	(239)
Accrued liabilities	1,079	204
Deferred rent and other	(213)	19
Net cash used in operating activities	(11,223)	(4,431)
Investing activities
Purchases of property and equipment	(121)	(118)
Purchase of short-term investments	(13,296)	(37,037)
Maturities of short-term investments	31,125	—
Proceeds from the sale of short-term investments	1,391	41,025
Net cash provided by investing activities	19,099	3,870
Financing activities
Proceeds from sale of common stock, net of offering costs	23,618	—
Repayment of debt	(500)	—
Proceeds from exercise of stock options	—	7
Net cash provided by financing activities	23,118	7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	30,980	(554)
Cash and cash equivalents and restricted cash, beginning of period	10,843	8,132
Cash and cash equivalents and restricted cash, end of period	$41,823	$7,578
Supplemental Information
Recognition of right-of-use asset	$883	$—
Cash paid for interest	$35	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited)

1. Description of the Business
Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”), together with its consolidated subsidiaries, is focused on discovering and developing innovative, protein-based immunotherapies targeting the immune synapse to treat cancer, autoimmune/inflammatory disorders, and other diseases. Our proprietary scientific platform uses a process known as directed evolution, an iterative scientific engineering process purposefully conducted to “evolve” a protein to create multi-targeted therapeutics potentially capable of modulating the human immune system. In our pre-clinical animal studies, our platform has proven capable of identifying novel molecules, including single domains capable of modulating multiple targets. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include accruals for clinical trial activities and other accruals, and the estimated fair value of equity-based awards. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years December 31, 2018 and 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019 (“Annual Report”). The results of our operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
Principles of Consolidation
Our unaudited condensed consolidated financial statements include the financial position and results of operations of Alpine and our wholly owned operating company and subsidiary, AIS Operating Co., Inc., and Alpine Immune Sciences Australia PTY LTD, respectively. All inter-company balances and transactions have been eliminated in consolidation.
Restricted Cash
Restricted cash represents cash drawn on lines of credit used to establish collateral to support the security deposit on our leases to rent office and laboratory space in Seattle, Washington.
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

Leases (effective January 1, 2019)
We account for our leases under Accounting Standards Codification (“ASC”) 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results is front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
In calculating the right-of-use asset and lease liability, we elect to combine lease and non-lease components. We exclude short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognize rent expense on a straight-line basis over the lease term. We continue to account for leases in the prior period financial statements under ASC Topic 840.
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our License and Research Agreement (the “Collaboration Agreement”) with Kite Pharma, a Gilead company (“Kite”). See further discussion of the Collaboration Agreement in Note 9.
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

Foreign Currency Translation
Our functional currency is the U.S. dollar. All assets and liabilities of our subsidiaries are translated using period-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are included as components of comprehensive gain (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) .
Recently Issued Accounting Pronouncements
  In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. We are currently evaluating the effect, if any, that ASU 2018-18 will have on our consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. Upon transition, nonemployee awards will be required to be measured at fair value as of the adoption date with a cumulative-effect adjustment recognized in retained earnings as of the beginning of the annual period of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted this standard on January 1, 2019 and it did not have a material impact on our financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. We adopted this ASU effective January 1, 2019 using the additional (optional) approach by recording an operating lease right-of-use asset of $797,000, a corresponding operating lease liability of $883,000, and reducing our deferred rent balance by $86,000 to $0 on our accompanying Condensed Consolidated Balance Sheets; there was no effect on opening retained earnings, and we continue to account for leases in the prior period financial statements under ASC Topic 840. In adopting the new standard, we elected to apply the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.
3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The net loss per share for the three months ended March 31, 2019 reflects 4,706,700 shares of our common stock issued pursuant to a private placement financing completed in January 2019. The significant number of shares issued has affected the year-over-year comparability of our net loss per share calculations.

The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Warrants to purchase common stock	1,859,733	24,123
Options to purchase common stock	3,406,315	1,942,712
Total	5,266,048	1,966,835
4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	March 31, 2019
Assets:	(unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$38,145	$—	$—	$38,145
U.S. treasury bills	5,945	2	—	5,947
Corporate debt securities and commercial paper	17,970	—	(1)	17,969
Total	$62,060	$2	$(1)	$62,061

	December 31, 2018
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$6,405	$—	$—	$6,405
U.S. treasury bills	13,966	—	(2)	13,964
Corporate debt securities and commercial paper	31,331	—	(11)	31,320
Total	$51,702	$—	$(13)	$51,689
All short-term investments held as of March 31, 2019 and December 31, 2018 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.
5. Fair Value Measurements
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

As of March 31, 2019 and December 31, 2018 cash of $1.9 million and $614,000, respectively, is excluded from the following fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2019
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$38,145	$—	$—	$38,145
U.S. treasury bills	5,947	—	—	5,947
Corporate debt securities and commercial paper	—	17,969	—	17,969
Total	$44,092	$17,969	$—	$62,061

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$6,405	$—	$—	$6,405
U.S. treasury bills	13,964	—	—	13,964
Corporate debt securities and commercial paper	—	31,320	—	31,320
Total	$20,369	$31,320	$—	$51,689
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
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Research and development services	$4,608	$2,457
Employee compensation	38	1,009
Legal and professional fees	462	646
Accrued other	263	165
Total	$5,371	$4,277
7. Long-term Debt
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
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations, financial, or other condition. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. As such, as of March 31, 2019, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances; make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of March 31, 2019.
Also, in connection with the drawdown of the loan, we granted Silicon Valley Bank 7,069 Series A-1 Preferred Stock warrants at an exercise price of $12.38 per share. The fair value of the warrants on the date of issuance was $53,000, determined using the Black-Scholes option-pricing model, and was recorded as a discount to the note and as a warrant liability. In connection with the merger and conversion of all outstanding Series A-1 preferred stock, the warrants became exercisable for 7,069 fully vested shares of our common stock.  As a result of the change in the underlying shares, the warrants were equity-classified beginning on July 24, 2017.
The debt discount is being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. Non-cash interest expense associated with the amortization of the discount was $35,000 and $44,000 for the three months ended March 31, 2019 and 2018, respectively. The unamortized discount was $137,000 as of March 31, 2019.
8. Commitments and Contingencies
Operating Leases
We lease office and laboratory space in Seattle, Washington, under an agreement classified as an operating lease that expires on December 31, 2019. This lease has two 12-month renewal options, which we did not include in the lease term when calculating our right-of-use asset and lease liability, as we are not reasonably certain to renew. This lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent our share of the landlord’s operating expenses. We do not act as a lessor or have any leases classified as financing leases. In May 2017, as required by the terms of the lease, we entered into a line of credit to establish collateral to support the security deposit in an amount of $132,000. This is recorded as restricted cash in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2019, our operating lease, right-of-use assets and operating lease liability associated with these leases were $603,000 and $670,000, respectively, which were included in the accompanying Condensed Consolidated Balance Sheets.
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC (the “Landlord”) for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5 years. The target “Commencement Date” is May 1, 2019 and shall be the date that Landlord delivers the premises to us in substantially complete condition. The “Rent Commencement Date” shall be the date that is nine months after the Commencement Date. The annual base rent due under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We will not be required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. We will receive a maximum tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit and $138,000 for our first month’s rent, which are recorded as restricted cash and prepaid expenses and other current assets, respectively, in the accompanying Condensed Consolidated Balance Sheets.
The components of our lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
(unaudited)
Lease cost:
Operating lease cost	$207
Variable lease cost	91
Total lease cost	$298
Other information:
Operating cash flows from operating leases	$226
Right-of-use assets exchanged for new operating lease liabilities	$797
Weighted-average remaining lease term (in years), operating leases	0.75
Weighted-average discount rate - operating leases	6.0%

Maturities of our operating leases as of March 31, 2019 are as follows (in thousands):

2019 (remaining nine months)	$687
Thereafter	—
Total	687
Less: imputed interest	(17)
Operating lease liabilities included in the Consolidated Balance Sheet at March 31, 2019	$670
Note, the table above does not include the maturities on our new lease, which is expected commence in May 2019. Rent expense, which is recorded on a straight-line basis, was $192,000 for the three months ended March 31, 2018.
9. License and Collaboration Agreement
In October 2015, we entered into a Collaboration and Licensing Agreement with Kite to discover and develop protein-based immunotherapies targeting the immune synapse to treat cancer. Under our agreement, we are to perform certain research services and grant to Kite an exclusive license to two programs from our transmembrane immunomodulatory protein (“TIP”) technology, which Kite is planning to further engineer into chimeric antigen receptor (“CAR”) and T cell receptor (“TCR”) product candidates.
Under the terms of the Collaboration Agreement, in 2015, Kite made upfront payments to us of $5.5 million, which were initially recorded as deferred revenue. As of March 31, 2019, we are also eligible to receive milestone payments based upon the successful achievement of pre-specified research, clinical, and regulatory milestones totaling up to $530.0 million plus royalty payments on product sales, if any. Kite will receive an exclusive, worldwide license to research, develop, and commercialize engineered autologous T cell therapies incorporating two programs coming from our platform.
In October 2017, we entered into an amendment with Kite. Under the amended agreement, we became eligible to receive an additional $450,000 in research support payments from Kite in two tranches. In June 2018, we recognized one of the research support payments under the amended agreement. In October 2018, we entered into another amendment with Kite, which amended portions of the research plan. We have recorded revenue of $0 and $240,000 for the three months ended March 31, 2019 and 2018, respectively. In the second quarter of 2018, based on the completion of our research and development efforts in connection with the performance period, we recognized the remaining balance in deferred revenue.
10. Stockholders’ Equity
Securities Offerings
In January 2019, we entered into a securities purchase agreement (the “Purchase Agreement”) with a limited number of accredited investors, pursuant to which we sold 4,706,700 units (the “Units”) for an aggregate purchase price of $25.3 million in a private placement (the “Private Placement”). Each Unit has a purchase price of $5.37 and consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the Purchase Agreement, we issued 4,706,700 shares of common stock and warrants to purchase an aggregate of 1,835,610 shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years.
The issuance of the securities sold in the Private Placement was not registered under the Securities Act of 1933, as amended, or state securities laws and such securities could not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. In March 2019, we filed a registration statement with the SEC covering the resale of the shares of common stock issuable in connection with the Private Placement and upon exercise of the warrants, which registration was declared effective by the SEC on April 4, 2019.
We have incurred legal, accounting and other direct costs related to our efforts to raise capital. These costs have been capitalized as deferred offering costs and are included within prepaid expenses and other current assets in our accompanying Condensed Consolidated Balance Sheets. These were deferred until completion of the Private Placement, at which time $1.7 million were reclassified to additional paid-in capital as a reduction of the proceeds. As of March 31, 2019, no sales under our Equity Distribution Agreement (as defined below) have occurred.
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
Stock-Based Compensation Expense
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted at the grant date. We recognize the fair value of stock-based compensation as compensation expense over the requisite service period, which is the vesting period. Stock-based compensation and warrant expense is classified in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Employee:
Research and development	$340	$197
General and administrative	383	308
Non-Employee:
Research and development	29	1
General and administrative	2	5
Total stock-based compensation expense	$754	$511
11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should management revise its forecast of earnings based upon the Company’s operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate for the three-month periods ended March 31, 2019 and 2018 was 0.0% and 0.98%, respectively. The difference between the effective tax rate of 0.00% and the U.S. federal statutory rate of 21% for the three-month period ended March 31, 2019 was primarily due to recognizing a full valuation allowance on deferred tax assets.  The difference between the effective tax rate of 0.98% and the U.S. federal statutory rate of 21% for the three-month period ended March 31, 2018 was primarily due to recognizing a full valuation allowance on deferred tax assets, and the estimated annual benefit of the removal of the deferred tax liability of $305,000 recorded as a result of a previously acquired in-process research and development intangible asset.
As of March 31, 2019, we determined that, based on an evaluation of the four sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore we continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018, included in our Annual Report on Form 10-K, or the “Annual Report”, filed with the SEC on March 18, 2019.
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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — Risk Factors, and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
Our goal is to create modern therapies targeting the immune synapse, using our directed-evolution based scientific platform to treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goal, we intend to:

•	move our lead inflammation/autoimmune therapeutic ALPN-101 through clinical development for the treatment of inflammatory diseases;

•	move our lead oncology program, ALPN-202, to clinical trials; and

•	maximize the value of our pipeline and platform via partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from a license and research agreement, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through March 31, 2019, excluding amounts borrowed through debt financing, we have raised an aggregate of $122.5 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $5.6 million was through a license and research agreement, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of March 31, 2019, we had cash, cash equivalents, and short-term investments totaling $64.0 million.
Our net loss was $12.4 million for the three months ended March 31, 2019 compared to a net loss of $5.3 million for the three months ended March 31, 2018. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

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
We do not expect to generate product revenue unless and until we successfully complete development of, obtain marketing approval for and commercialize our product candidates, either alone or in collaboration with third parties. We expect these activities will take a number of years and our success in these efforts is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the regulatory approval and commercialization of any of our product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operating activities through equity or debt financings, collaborations or licenses, capital lease transactions, or other available financing transactions. However, additional capital may not be available on reasonable terms, if at all, and if we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations.
Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our License and Research Agreement, or the Collaboration Agreement, with Kite. In October 2015, we entered into the Collaboration Agreement providing Kite with access to two transmembrane immunomodulatory protein, or TIP, programs for use in Kite’s engineered cellular therapy programs. We received $5.5 million in upfront cash and are eligible to receive up to $530.0 million upon successful achievement of pre-specified research, clinical, and regulatory milestones in addition to royalties on any products containing our TIPs. On October 20, 2017, we entered into an amendment, or the Amendment, with Kite. Under the Amendment, an additional $450,000 in research support payment from Kite was split into two tranches (instead of a single tranche as previously contemplated by the Collaboration Agreement). In June 2018, we recognized the remaining deferred balance and the first support payment of $150,000 under the Amendment. In October 2018, we entered into another amendment with Kite, which amended portions of the research plan.
We have recognized a total of $5.6 million in revenue from inception through March 31, 2019 related to the Collaboration Agreement. We may generate revenue in the future from milestone payments made pursuant to the Collaboration Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate will fluctuate from quarter to quarter.
Research and Development Expenses
We focus our resources on research and development activities, including the conduct of preclinical and clinical studies and product development and expense such costs as they are incurred. Our research and development expenses consist of:

•	employee-related expenses, including salaries, benefits, taxes, travel, and stock-based compensation expense for personnel in research and development functions;

•	expenses related to process development and production of product candidates paid to contract manufacturing organizations;

•	costs associated with preclinical activities and regulatory operations, including the cost of acquiring, developing, and manufacturing research material;

•	clinical trials and activities related to regulatory filings for our product candidates; and

•	allocation of facilities, depreciation, and amortization of laboratory equipment and other expenses.
We incurred $10.4 million and $3.8 million in research and development expenses for three months ended March 31, 2019 and 2018, respectively. We plan to increase our research and development activities for the foreseeable future as we continue to develop our platform and product candidates.
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
JOBS Act
On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, for so long as we are an “emerging growth company,” which is until as late as December 31, 2020, we will, among other things not be required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our significant accounting policies during the three months ended March 31, 2019, as compared to those disclosed in our Annual Report except the following:
Recently Adopted Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. Upon transition, nonemployee awards will be required to be measured at fair value as of the adoption date with a cumulative-effect adjustment recognized in retained earnings as of the beginning of the annual period of adoption. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We adopted this standard on January 1, 2019 and it did not have a material impact on our financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. We adopted this ASU effective January 1, 2019 using the additional (optional) approach by recording an operating lease right-of-use asset of $797,000, a corresponding operating lease liability of $883,000, and reducing our deferred rent balance by $86,000 to $0 on our accompanying Condensed Consolidated Balance Sheets; there was no effect on opening retained earnings, and we continue to account for leases in the prior period financial statements under ASC Topic 840. In adopting the new standard, we elected to apply the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.
For information regarding recent accounting pronouncements, see Note 2 of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this report.

Results of Operations
Comparison of Three Months Ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018
	(unaudited)
Collaboration revenue	$—	$315	$(315)
Operating expenses:
Research and development	10,350	3,792	6,558
General and administrative	2,345	2,108	237
Total operating expenses	12,695	5,900	6,795
Loss from operations	(12,695)	(5,585)	(7,110)
Other income (expense):
Interest expense	(70)	(78)	8
Interest and other income	384	305	79
Loss before taxes	(12,381)	(5,358)	(7,023)
Income tax benefit (expense)	—	52	(52)
Net loss	$(12,381)	$(5,306)	$(7,075)
Collaboration Revenue
The $0.3 million decrease in revenue was primarily attributable to the timing of revenue recognized under our Collaboration Agreement with Kite.
Research and Development Expenses
The $6.6 million increase in research and development expenses was primarily attributable to an increase of $3.6 million in contract manufacturing and process development of our product candidates, an increase of $1.2 million in direct research activities, an increase of $0.9 million in clinical trial activity, an increase of $0.6 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.2 million in stock-based compensation, and an increase of $0.1 million in allocated overhead and facilities.
General and Administrative Expenses
The $0.2 million increase in general and administrative expenses was primarily attributable to a $0.2 million increase in personnel-related expenses related to an increase in administrative headcount and an increase of $0.1 million in stock-based compensation. Offsetting this increase was a $0.1 million decrease in professional and legal services.
Interest Expense
Interest expense relates primarily to interest paid on our term loan with Silicon Valley Bank, which we drew down in June 2017, and the related non-cash interest expense associated with the amortization of the debt discount.
Interest and Other Income
The increase in interest and other income relates primarily to more interest earned on our short-term investments as we maintained a higher average investment balance during the 2019 period.

Liquidity and Capital Resources
As of March 31, 2019, we had cash, cash equivalents, and short-term investments totaling $64.0 million. Excluding amounts borrowed through debt financing, we have raised an aggregate of $122.5 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $5.6 million was through a license and research agreement, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June 2017, we drew down a term loan of $5.0 million. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under the Collaboration Agreement. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of Kite’s research and development activities and is uncertain.
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

Financing Agreements
In January 2019, we entered into a securities purchase agreement, or the Purchase Agreement, with a limited number of accredited investors, pursuant to which we sold approximately 4.7 million units, or the Units, for an aggregate purchase price of $25.3 million in a private placement, which we refer to as the Private Placement. Each Unit has a purchase price of $5.37 and consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the Purchase Agreement, we issued approximately 4.7 million shares of common stock and warrants to purchase an aggregate of approximately 1.8 million shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years.
Prior to execution and delivery of the merger agreement with Nivalis certain holders of our Series A-1 convertible preferred stock purchased shares of our Series A-1 convertible preferred stock. In March 2017, we issued and sold 707,330 shares of Series A convertible preferred stock and received a total of $4.0 million. In April 2017, we issued and sold 2,947,211 shares of our Series A-1 convertible preferred stock for an aggregate of $16.7 million in net proceeds. In addition, contemporaneously with the close of the Merger, certain existing stockholders of Alpine purchased 1,335,118 additional shares of Alpine’s capital stock for an aggregate of $17.0 million in net proceeds.
In June 2018, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Jaffray & Co., or Piper Jaffray, pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million in gross cash proceeds. Piper Jaffray will be entitled to compensation for its services of up to 3.0% of the gross sales price per share of all shares sold through Piper Jaffray under the Equity Distribution Agreement. The Equity Distribution Agreement may be terminated by us upon written notice to Piper Jaffray for any reason, or by Piper Jaffray upon written notice to us for any reason, or at any time under certain circumstances, including but not limited to if we experience a material adverse change.
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement and may at any time suspend solicitation and offers under the Equity Distribution Agreement. The shares will be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-212404), declared effective by the SEC on July 14, 2016. We filed a prospectus supplement, or the Prospectus Supplement, dated June 11, 2018, with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement. The Prospectus Supplement relates to the offering of $14.5 million in shares of our common stock and we will be required to file an additional prospectus supplement in the event we seek to offer more than $14.5 million in shares of our common stock in accordance with the Equity Distribution Agreement. As of March 31, 2019, we have made no sales under the Equity Distribution Agreement.
Long-Term Financing
In December 2016, we entered into a term loan agreement with Silicon Valley Bank pursuant to which up to $5.0 million could be borrowed. On June 30, 2017, we drew down a term loan of $5.0 million pursuant to the agreement. The loan’s interest-only period expired on July 1, 2018, at which point we began making thirty consecutive equal monthly payments of principal (each in an amount that will fully amortize the loan), plus accrued interest. Interest accrues at a floating per annum rate equal to the lender’s prime rate minus 1.75%. As a condition to the loan, we agreed to pay a final payment fee of 7.5%, or $375,000, upon repayment of the loan. The final payment fee was recorded in long-term debt with an offsetting reduction in long-term debt and was accounted for as a debt discount. As of March 31, 2019, we had $3.5 million outstanding principal amount under our term loan agreement.
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of March 31, 2019.
Operating Lease
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC (the “Landlord”) for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. The target “Commencement Date” is May 1, 2019 and shall be the date that Landlord delivers the premises to us in substantially complete condition. The “Rent Commencement Date” shall be the date that is nine months after the Commencement Date. The annual base rent due under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We will not be required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. We will receive a maximum tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit and $138,000 for our first month’s rent, which are recorded as restricted cash and prepaid expenses and other current assets, respectively, in the accompanying Condensed Consolidated Balance Sheets.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net cash used in operating activities	$(11,223)	$(4,431)
Net cash provided by investing activities	19,099	3,870
Net cash provided by financing activities	23,118	7
Net Cash Used in Operating Activities:
Net cash used in operating activities was $11.2 million during the three months ended March 31, 2019, and consisted primarily of our net loss of $12.4 million. This was offset by increases of $0.2 million in our net operating assets and liabilities and $1.0 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net cash used in operating activities was $4.4 million during the three months ended March 31, 2018, and consisted primarily of our net loss of $5.3 million. This was offset by increases of $0.3 million in our net operating assets and liabilities and $0.6 million, in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net Cash Provided by Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase short-term investments and proceeds from the maturities of short-term investments, thus causing a shift between our cash and cash equivalents, and short-term investment balances. We manage our cash usage with respect to our total cash, cash equivalents and short-term investments.
Net cash provided by investing activities was $19.1 million during the three months ended March 31, 2019 and consisted primarily of our purchases, sales and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $3.9 million during the three months ended March 31, 2018 and consisted primarily of our purchases and sales of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities.
Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $23.1 million during the three months ended March 31, 2019 and consisted primarily of the net proceeds of $23.6 million related to the sale of approximately 4.7 million Units under our Purchase Agreement, partially offset by $0.5 million related to principal payments on our debt.
Net cash provided by financing activities was $7,000 for the three months ended March 31, 2018 and consisted of proceeds from the exercise of stock options.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective, in design and operation, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Our management, including our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting during the period ended March 31, 2019, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2, and our consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
Risks Related to Our Financial Position, Capital Needs and Business
We will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2019, we had $64.0 million in cash and cash equivalents and short-term investments. Based on our current operating plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies using our proprietary scientific platform technology, which produces variant Ig domains or vIgDs. We have had significant operating losses since inception. For the three months ended March 31, 2019, our net loss was $12.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of therapeutic candidates or technologies. In particular, we intend to evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborative partners is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on suboptimal terms for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved therapeutic product do not meet expectations, or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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

•
bifunctional fusion protein composed of monoclonal antibody against programmed death ligand 1 (“PD-L1”) fused to the extracellular domain of human transforming growth factor–β (“TGF-β”) receptor II being developed by EMD Serono, Inc and GSK plc (bintrafusp alfa, or M7824);

•	bifunctional fusion protein composed of PD-1 and OX40L developed by Shattuck Labs, Inc. (SL-279252);

•	bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Pieris Pharmaceuticals, Inc. (PRS-344);

•	bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, and XmAb23104 targeting PD-1 and ICOS;

•	bispecific constructs called “DARTs” being developed by Macrogenics, Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;

•	bispecific monoclonal antibody being developed by Tesaro, Inc., targeting PD-1 and LAG-3;

•	small molecule antagonists being developed by Aurigene Ltd and Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;

•	FS118, a bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology, Ltd.;

•	various combinations of separate anti PD-1/L1 and anti-CTLA-4 monoclonal antibodies; and

•	various combinations of separate anti PD-1/L1 and costimulatory monoclonal antibodies such as OX-40, 4-1BB, and others.
Novel Platform Competitors
Multifunctional therapeutic protein platforms potentially competitive with our platform include:

•	Amgen, Inc. (BiTE®): fusion proteins consisting of two single-chain variable fragments to link T-cells to tumors;

•	Macrogenics, Inc. (DART®): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Xencor, Inc. (XmAb Bispecific): Optimized Fc domains for improved potency, half-life and stability;

•	Zymeworks, Inc. (Azymetric™): Proprietary amino acid modifications to facilitate interaction of distinct heavy chains;

•	Pieris Pharmaceuticals, Inc. (Anticalin®): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Compass Therapeutics, LLC (Targeted Immunomodulation™, StitchMabs™): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics, Inc.: TriTAC™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain, and antigen-binding domain;

•	Shattuck Labs, Inc.: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets;

•	Ablynx NV (Nanobody®), purchased by Sanofi Pharma, Inc.: Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms; and

•	Five Prime Therapeutics, Inc.: Proprietary protein library and rapid protein production and testing platform.
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
Our success largely depends on the continued service of key management and other specialized personnel, including Mitchell H. Gold, M.D., our Executive Chairman and Chief Executive Officer, Stanford Peng, M.D., Ph.D., our President and Head of Research and Development, and Paul Rickey, our Senior Vice President and Chief Financial Officer.
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
As of March 31, 2019, we had $64.0 million in cash and cash equivalents, and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Nivalis may have experienced ownership changes in the past and may experience ownership changes in the future. In addition, the closing of the merger of Nivalis and Alpine in 2017 likely resulted in an ownership change for Nivalis. It is likely that, due to the method by which limitations on the utilization of NOL carryforwards are calculated, we will not be able to utilize any of Nivalis’ net operating loss carryforwards and certain other tax attributes. It is also possible that Alpine’s net operating loss carryforwards and certain other tax attributes may be subject to limitation as a result of ownership changes in the past and/or the closing of the merger. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Alpine’s, or any of Nivalis’ , net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
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
Our scientific platform is novel, and the underlying science is not exhaustively understood nor conclusively proven. In particular, the interaction of vIgDs with the immune synapse, the ability of vIgDs to slow, stop, restart, or accelerate immune responses, and the ability of vIgD domains to interact with multiple counter structures is still largely theoretical. Graphical representations of proposed mechanisms of action of our therapies, the size, actual or relative, of our therapeutics, and how our therapeutics might interface with other cells within the human body, inside the immune synapse, or inside the disease and/or the tumor microenvironment are similarly theoretical and not yet conclusively proven. The lack of a proven mechanism of action may adversely affect our ability to raise sufficient capital, complete preclinical studies, adequately manufacture drug product, obtain regulatory clearance for clinical trials, gain marketing approval, or conclude collaborations, or interfere with our ability to market our product to patients and physicians or achieve reimbursement from payors.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. As of March 31, 2019, our patent portfolio consists of over 65 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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

•
a third party may challenge our patents in various patent offices and, if challenged, we may be compelled to limit the scope of our pending, allowed or granted claims or lose the allowed or granted claims altogether;

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
As in the United States, we may apply for designation of a therapeutic candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. In the European Union, the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Sponsors of orphan drugs in the European Union can enjoy economic and marketing benefits, including reduction of fees or fee waivers and up to ten years of market exclusivity for the approved indication unless another applicant can show its therapeutic product is safer, more effective, or otherwise clinically superior to the orphan-designated therapeutic product. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
We plan to seek orphan drug designation from the FDA and the EMA for certain of our product candidates. However, we may never receive such designation. Even if we are able to obtain orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, regulatory authorities may subsequently approve the same drug with the same active moiety for the same condition if they conclude that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. In addition, orphan drug exclusivity could block the approval of one of our therapeutic candidates if a competitor obtains approval of the same therapeutic product as defined by the FDA before we do, or if our therapeutic candidate is determined to be within the same class as the competitor’s therapeutic product for the same indication or disease.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 75% of our common stock as of March 31, 2019. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our January 2019 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a registration statement on the date on which we filed our Annual Report on Form 10-K. The resale registration statement was declared effective by the SEC on April 4, 2019 and permits the resale by the private placement investors of approximately 4.7 million shares of our common stock as well as approximately 1.8 million shares of common stock issuable upon the exercise of warrants issued in the private placement. The shares subject to outstanding options and warrants, of which options and warrants to purchase 1,135,363 shares and 1,299,587 shares, respectively, were exercisable as of March 31, 2019, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
We will have broad discretion to use the net proceeds from our January 2019 private placement, as well as any net proceeds to us from our “at the market” equity offering program put in place in June 2018, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our January 2019 private placement and our “at the market” equity offering program for general corporate purposes and to advance the development of our product candidates, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than as noted above and previously reported on our Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the current reporting period.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Securities Purchase Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.1	1/16/2019

10.2	Registration Rights Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.2	1/16/2019

10.3	Form of Warrant to Purchase Common Stock	8-K	001-37449	10.3	1/16/2019

10.4+	Alpine Immune Sciences, Inc. Executive Incentive Compensation Plan	8-K	001-37449	10.1	4/1/2019

10.5+	Alpine Immune Sciences, Inc. Non-Employee Director Compensation Guidelines	8-K	001-37449	10.2	4/1/2019
10.6	Lease Agreement, dated March 14, 2019, by and between the Company and ARE-Seattle No. 28, LLC					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

+	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date: May 9, 2019	By:	/s/ Mitchell Gold
	Name:	Mitchell Gold
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: May 9, 2019	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer