Form 10-Q
period 2019-06-30
ALPINE IMMUNE SCIENCES, INC.
filed 2019-08-13
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2019, the registrant had 18,587,644 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,468	$10,711
Short-term investments	40,097	41,592
Prepaid expenses and other current assets	1,657	1,242
Total current assets	57,222	53,545
Restricted cash	386	132
Property and equipment, net	1,176	1,196
Operating lease, right-of-use asset	11,303	—
Total assets	$70,087	$54,873
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,399	$1,716
Accrued liabilities	5,518	4,363
Deferred revenue	2,108	—
Operating lease liability, current	452	—
Current portion of long-term debt	2,079	2,048
Total current liabilities	12,556	8,127
Operating lease liability, noncurrent	10,919	—
Long-term debt	1,191	2,155
Total liabilities	24,666	10,282
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018; 18,635,197 shares issued and 18,584,730 shares outstanding at June 30, 2019; 13,904,672 shares issued and 13,854,205 shares outstanding at December 31, 2018	19	14
Treasury stock, at cost; 50,467 shares at June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	115,704	90,664
Accumulated other comprehensive gain (loss)	9	(13)
Accumulated deficit	(70,311)	(46,074)
Total stockholders’ equity	45,421	44,591
Total liabilities and stockholders’ equity	$70,087	$54,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Collaboration revenue	$567	$390	$567	$705
Operating expenses:
Research and development	10,166	5,718	20,516	9,510
General and administrative	2,553	1,883	4,898	3,991
Loss on sale of intangible asset	—	1,203	—	1,203
Total operating expenses	12,719	8,804	25,414	14,704
Loss from operations	(12,152)	(8,414)	(24,847)	(13,999)
Other income (expense):
Interest expense	(61)	(83)	(131)	(161)
Interest and other income	357	337	741	642
Loss before taxes	(11,856)	(8,160)	(24,237)	(13,518)
Income tax benefit	—	253	—	305
Net loss	$(11,856)	$(7,907)	$(24,237)	$(13,213)
Comprehensive income (loss):
Unrealized gain on investments	17	50	32	4
Unrealized gain (loss) on foreign currency translation	4	—	(10)	—
Comprehensive loss	$(11,835)	$(7,857)	$(24,215)	$(13,209)
Weighted-average shares used to compute basic and diluted net loss per share	18,576,199	13,848,974	18,126,556	13,846,865
Basic and diluted net loss per share	$(0.64)	$(0.57)	(1.34)	$(0.95)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	13,831,178	$14	50,467	$—	$88,346	$(59)	$(9,384)	$78,917
Cumulative effect of changes related to adoption of new revenue standard	—	—	—	—	—	—	(202)	(202)
Exercise of stock options	14,906	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	—	511	—	—	511
Unrealized loss on investments	—	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	—	—	(5,306)	(5,306)
Balance, March 31, 2018	13,846,084	$14	50,467	$—	$88,864	$(105)	$(14,892)	$73,881
Exercise of stock options	4,678	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	523	—	—	523
Unrealized gain on investments	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(7,907)	(7,907)
Balance, June 30, 2018	13,850,762	$14	50,467	$—	$89,387	$(55)	$(22,799)	$66,547

Balance, December 31, 2018	13,854,205	$14	50,467	$—	$90,664	$(13)	$(46,074)	$44,591
Issuance of Units in Private Placement, net of offering costs	4,706,700	5	—	—	23,613	—	—	23,618
Exercise of stock options	124	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	754	—	—	754
Unrealized gain on investments	—	—	—	—	—	15	—	15
Unrealized loss on foreign currency translation						(14)		(14)
Net loss	—	—	—	—	—	—	(12,381)	(12,381)
Balance, March 31, 2019	18,561,029	$19	50,467	$—	$115,031	$(12)	$(58,455)	$56,583
Offering costs associated with Private Placement	—	—	—	—	(20)	—	—	(20)
Exercise of stock options	23,701	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	682	—	—	682
Unrealized gain on investments	—	—	—	—	—	17	—	17
Unrealized gain on foreign currency translation	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(11,856)	(11,856)
Balance June 30, 2019	18,584,730	$19	50,467	$—	$115,704	$9	$(70,311)	$45,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Operating activities
Net loss	$(24,237)	$(13,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of intangible asset	—	1,203
Amortization of right-of-use asset	454	—
Depreciation expense	229	170
Amortization of premium/discount on investments	(185)	(368)
Non-cash interest expense	67	88
Deferred income tax	—	(305)
Stock-based compensation and warrant expense	1,436	1,034
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(415)	(536)
Accounts payable and accrued liabilities	1,829	760
Deferred revenue	2,108	(479)
Lease liabilities	(386)	—
Net cash used in operating activities	(19,100)	(11,646)
Investing activities
Purchases of property and equipment	(200)	(278)
Proceeds from sale of intangible asset	—	250
Purchase of short-term investments	(39,804)	(41,390)
Maturities of short-term investments	40,125	48,626
Proceeds from the sale of short-term investments	1,391	—
Net cash provided by investing activities	1,512	7,208
Financing activities
Proceeds from sale of common stock, net of offering costs	23,598	—
Repayment of debt	(1,000)	—
Proceeds from exercise of stock options	11	7
Net cash provided by financing activities	22,609	7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	5,011	(4,431)
Cash and cash equivalents and restricted cash, beginning of period	10,843	8,132
Cash and cash equivalents and restricted cash, end of period	$15,854	$3,701
Supplemental Information
Recognition of right-of-use asset	$11,757	$—
Cash paid for interest	$67	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited)

1. Description of the Business
Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”), together with its consolidated subsidiaries, is a clinical-stage immunotherapy company committed to leading a new wave of immune therapeutics, creating potentially powerful multifunctional immunotherapies to improve patients’ lives via unique protein engineering technologies. Alpine has two lead programs. The first, ALPN-101 for autoimmune/inflammatory diseases, is a dual selective T-cell costimulation blocker engineered to reduce pathogenic T and B cell immune responses by blocking ICOS and CD28. ALPN-101 is currently enrolling a phase I healthy volunteer trial. The second, ALPN-202 for cancer, is a conditional CD28 costimulator and dual checkpoint inhibitor. Our proprietary scientific platform uses a process known as directed evolution to convert native immune system proteins from the Immunoglobulin Super Family, or IgSF, into multi-targeted therapeutics potentially capable of modulating the human immune system. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include accruals for clinical trial activities and other accruals, and the estimated fair value of equity-based awards. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years December 31, 2018 and 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019 (“Annual Report”). The results of our operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Leases (effective January 1, 2019)
We account for our leases under Accounting Standards Codification (“ASC”) 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results is front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
In calculating the right-of-use asset and lease liability, we elected to combine lease and non-lease components. We exclude short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognize rent expense on a straight-line basis over the lease term. We continue to account for leases in the prior period financial statements under ASC Topic 840.
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune Therapeutics plc (“Adaptimmune”) and Kite Pharma, a Gilead company (“Kite”). See further discussion of our collaboration agreements in Note 9.
We allocate revenue to each performance obligation based on its relative stand-alone selling price. We generally determine stand-alone selling prices at the inception of the contract based on our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying Condensed Consolidated Balance Sheets and recognized as revenue when the related revenue recognition criteria are met. We recognize revenue under our collaboration agreements based on employee hours contributed to each performance obligation.
Our collaboration agreements provide for non-refundable milestone payments. We recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to us for such milestone (1) is consistent with our performance necessary to achieve the milestone or the increase in value to the collaboration resulting from our performance; (2) relates solely to our past performance; and (3) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial, and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.
We review the contributed employee hours for each performance obligation under our collaboration agreements, and adjust the revenue recognized to reflect changes in assumptions relating to the estimated satisfaction of the performance obligation. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the timing of revenue recorded in future periods could be materially impacted.

Revenue from Asset Purchase Agreement
In June 2018, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Laurel Venture Capital Ltd. (“Laurel”) and completed the sale of global rights to the indefinite-life GSNOR inhibitor in-process research and development asset acquired as part of the merger with Nivalis in 2017. As consideration under the Purchase Agreement, we received a non-refundable closing payment of $250,000, which was accounted for as a purchase of our intangible asset. Upon the sale of the GSNOR assets, we derecognized the full carrying value of the intangible asset on our accompanying Condensed Consolidated Balance Sheets and recognized a loss on the sale of the intangible asset of $1.2 million on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In June 2019, we recognized as revenue an additional milestone payment of $425,000, related to the asset purchase.
Foreign Currency Translation
Our functional currency is the U.S. dollar. All assets and liabilities of our subsidiaries are translated using period-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are included as components of comprehensive gain (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The net loss per share for the three and six months ended June 30, 2019 reflects 4,706,700 shares of our common stock issued pursuant to a private placement financing completed in January 2019. The significant number of shares issued has affected the year-over-year comparability of our net loss per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive:

	June 30,
	2019	2018
	(unaudited)
Warrants to purchase common stock	1,859,733	24,123
Options to purchase common stock	3,266,572	1,990,793
Total	5,126,305	2,014,916

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	June 30, 2019
Assets:	(unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$8,481	$—	$—	$8,481
U.S. treasury bills	11,509	6	—	11,515
Corporate debt securities and commercial paper	31,912	13	—	31,925
Total	$51,902	$19	$—	$51,921

	December 31, 2018
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$6,405	$—	$—	$6,405
U.S. treasury bills	13,966	—	(2)	13,964
Corporate debt securities and commercial paper	31,331	—	(11)	31,320
Total	$51,702	$—	$(13)	$51,689

All short-term investments held as of June 30, 2019 and December 31, 2018 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.
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

As of June 30, 2019, and December 31, 2018, cash of $3.6 million and $614,000, respectively, is excluded from the following fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2019
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$8,481	$—	$—	$8,481
U.S. treasury bills	11,515	—	—	11,515
Corporate debt securities and commercial paper	—	31,925	—	31,925
Total	$19,996	$31,925	$—	$51,921

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$6,405	$—	$—	$6,405
U.S. treasury bills	13,964	—	—	13,964
Corporate debt securities and commercial paper	—	31,320	—	31,320
Total	$20,369	$31,320	$—	$51,689

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
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Research and development services	$3,386	$2,457
Employee compensation	1,026	1,009
Legal and professional fees	113	646
Accrued other	993	251
Total	$5,518	$4,363

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
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations, financial, or other condition. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. As such, as of June 30, 2019, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances; make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of June 30, 2019.
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
The debt discount is being amortized to interest expense using the effective interest method over the repayment term of the initial loan amount. Non-cash interest expense associated with the amortization of the discount was $31,000 and $44,000 for the three months ended June 30, 2019 and 2018, respectively, and $67,000 and $88,000 for the six months ended June 30, 2019 and 2018, respectively. The unamortized discount was $105,000 as of June 30, 2019.
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
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC (the “Landlord”) for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5 years. The lease term commenced in June 2019. The “Rent Commencement Date” will be nine months after the commencement date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We are not required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. We will receive a maximum tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as restricted cash in our accompanying Condensed Consolidated Balance Sheets.
At June 30, 2019, our operating lease right-of-use assets and operating lease liability associated with these leases were $11.3 million and $11.4 million, respectively, which are included in the accompanying Condensed Consolidated Balance Sheets.
The components of our lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(unaudited)
Lease cost:
Operating lease cost	$365	$572
Variable lease cost	80	171
Total lease cost	$445	$743
Other information:
Cash paid for amounts included in the measurement of lease liabilities		$452
Right-of-use assets exchanged for new operating lease liabilities		$11,757
Weighted-average remaining lease term (in years), operating leases		10.3
Weighted-average discount rate, operating leases		10.5%

Maturities of our operating leases as of June 30, 2019 are as follows (in thousands):

2019 (remaining six months)	$460
2020	228
2021	1,976
2022	2,027
2023	2,079
Thereafter	14,078
Total	20,848
Less: imputed interest	(9,477)
Operating lease liabilities included in the Consolidated Balance Sheets at June 30, 2019	$11,371

Rent expense, which is recorded on a straight-line basis, was $206,000 and $398,000 for the three and six months ended June 30, 2018.
9. License and Collaboration Agreements
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Collaboration Agreement”) to develop next-generation SPEAR T-cell products. Under the Adaptimmune Collaboration Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies, in order to further enhance Adaptimmune’s efforts to design and develop next-generation SPEAR T-cell therapies. In June 2019, under the terms of the Adaptimmune Collaboration Agreement, we received an upfront license payment of $2.0 million and an additional $250,000 in research support payments to fund ongoing programs. These payments were recorded as deferred revenue and will be recognized to revenue based on employee hours contributed to each performance obligation. We recorded revenue of $142,000 for the three months ended June 30, 2019. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
Kite
In October 2015, we entered into a collaboration and licensing agreement (the “Kite Collaboration Agreement”) with Kite to discover and develop protein-based immunotherapies targeting the immune synapse to treat cancer. In May 2019, Kite provided us notice of termination of the Kite Collaboration Agreement following the expiration of the research term. Upon termination, the confidentiality and indemnity obligations of the parties survived and the licenses granted to Kite under the Kite Collaboration Agreement were terminated. Pursuant to the terms of the Kite Collaboration Agreement, the termination was effective in June 2019, thirty days after the effectiveness of Kite’s notice.
Under the terms of the Kite Collaboration Agreement, in 2015, Kite made upfront payments to us of $5.5 million, which were initially recorded as deferred revenue. Under the Kite Collaboration Agreement, we recorded revenue of $0 and $390,000 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $630,000 for the six months ended June 30, 2019 and 2018, respectively. In the second quarter of 2018, based on the completion of our research and development efforts in connection with the performance period, we recognized the remaining balance related to the Kite Collaboration Agreement in deferred revenue.
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
We have incurred legal, accounting and other direct costs related to our efforts to raise capital. These costs have been capitalized as deferred offering costs and are included within prepaid expenses and other current assets in our accompanying Condensed Consolidated Balance Sheets. These were deferred until completion of the Private Placement, at which time $1.7 million were reclassified to additional paid-in capital as a reduction of the proceeds. As of June 30, 2019, no sales under our Equity Distribution Agreement (as defined below) have occurred.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. In July 2019, our Registration Statement on Form S-3 (File No. 333-212404) expired pursuant to Rule 415(a)(5) under the Securities Act of 1933, as amended. We will be unable to sell shares under the Equity Distribution Agreement until a new Registration Statement on Form S-3 is filed and declared effective by the SEC and a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Employee:
Research and development	$422	$205	$762	$402
General and administrative	248	247	631	555
Non-Employee:
Research and development	11	7	40	8
General and administrative	1	64	3	69
Total stock-based compensation expense	$682	$523	$1,436	$1,034

11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate for the three and six-month periods ended June 30, 2019 and 2018 was 0.0% and 0.98%, respectively. The difference between the effective tax rate of 0.00% and the U.S. federal statutory rate of 21% for the three and six-month periods ended June 30, 2019 was primarily due to recognizing a full valuation allowance on deferred tax assets.  The difference between the effective tax rate of 0.98% and the U.S. federal statutory rate of 21% for the three and six-month periods ended June 30, 2018 was primarily due to recognizing a full valuation allowance on deferred tax assets, and the estimated annual benefit of the removal of the deferred tax liability of $305,000 recorded as a result of a previously acquired in-process research and development intangible asset.
As of June 30, 2019, we determined that, based on an evaluation of the four sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore we continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify, develop and commercialize additional products or product candidates;

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;

•	our ability to obtain funding for our operations;

•	the implementation of our business model and strategic plans for our business and technology;

•	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;

•	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our technology and product candidates;

•	the timing or likelihood of regulatory filings and approvals;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the rate and degree of market acceptance and clinical utility of any future products;

•	our ability to maintain and establish collaborations;

•	our ability to achieve milestones in our current and any future collaborations;

•	our expectations regarding market risk, including interest rate changes;

•	developments relating to our competitors and our industry; and

•	our expectations regarding licensing, acquisitions and strategic operations.

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

Overview
We are a clinical-stage immunotherapy company committed to leading a new wave of immune therapeutics, creating potentially powerful multifunctional immunotherapies to improve patients’ lives via unique protein engineering technologies. Alpine has two lead programs. The first, ALPN-101 for autoimmune/inflammatory diseases, is a selective dual T-cell costimulation blocker engineered to reduce pathogenic T and B cell immune responses by blocking ICOS and CD28. ALPN-101 is currently enrolling a phase I healthy volunteer trial. The second, ALPN-202 for cancer, is a conditional CD28 costimulator and dual checkpoint inhibitor. Our proprietary scientific platform uses a process known as directed evolution to convert native immune system proteins from the Immunoglobulin Super Family, or IgSF, into multi-targeted therapeutics potentially capable of modulating the human immune system.
Our goal is to create modern therapies targeting the immune synapse, using our directed-evolution based scientific platform to treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goal, we intend to:

•	move our lead inflammation/autoimmune therapeutic ALPN-101 through clinical development for the treatment of inflammatory diseases;

•	move our lead oncology program, ALPN-202, to clinical trials for the treatment of cancer; and

•	maximize the value of our pipeline and platform via partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from a license and research agreement, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through June 30, 2019, excluding amounts borrowed through debt financing, we have raised an aggregate of $124.7 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $7.8 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of June 30, 2019, we had cash, cash equivalents, and short-term investments totaling $55.6 million.
Our net loss was $11.9 million and $7.9 million for the three months ended June 30, 2019 and 2018, respectively, and $24.2 million and $13.2 million for the six months ended June 30, 2019 and 2018, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

•
initiate and complete clinical trials for product candidates, including ALPN-101, a dual ICOS/CD28 antagonist program targeting autoimmune/inflammatory disorders and ALPN-202, a CD80 vIgD-Fc that mediates PD-L1-dependent CD28 costimulation and inhibits the PD-L1 and CTLA-4 checkpoints targeting cancer;

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

Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our collaboration and licensing agreements. We may generate revenue in the future from milestone payments made pursuant to the Adaptimmune Collaboration Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate, if any, will fluctuate from quarter to quarter.
Adaptimmune Therapeutics plc
In May 2019, we entered into a collaboration and licensing agreement, or the Adaptimmune Collaboration Agreement. with Adaptimmune Therapeutics plc, or Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T-cell products which incorporate the Company’s secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Collaboration Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Collaboration Agreement, we received an upfront license payment of $2.0 million and an additional $250,000 in research support payments to fund ongoing programs. These payments were recorded as deferred revenue and will be recognized to revenue based on employee hours contributed to each performance obligation. We have recognized a total of $0.1 million in revenue through June 30, 2019 related to our collaboration agreement with Adaptimmune. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
Kite Pharma, a Gilead company
In October 2015, we entered into a collaboration and licensing agreement, or the Kite Collaboration Agreement, providing Kite Pharma, a Gilead company, or Kite, with access to two transmembrane immunomodulatory protein, or TIP, programs for use in Kite’s engineered cellular therapy programs. In May 2019, Kite provided us notice of termination of the Agreement following the expiration of the research term. Upon termination, the confidentiality and indemnity obligations of the parties survived and the licenses granted to Kite under the Agreement terminated. Pursuant to the terms of the Kite Collaboration Agreement, the termination was effective in June 2019, thirty days after the effectiveness of Kite’s notice. We have recognized a total of $5.6 million in revenue from inception through June 30, 2019 related to our collaboration agreement with Kite.
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
We incurred $10.2 million and $5.7 million in research and development expenses for three months ended June 30, 2019 and 2018, respectively, and $20.5 million and $9.5 million for the six months ended June 30, 2019 and 2018, respectively. We plan to increase our research and development activities for the foreseeable future as we continue to develop our platform and product candidates.
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
Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel in June 2018. For additional information regarding the sale of the GSNOR asset, please see Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our significant accounting policies during the six months ended June 30, 2019, as compared to those disclosed in our Annual Report except the following:
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
Results of Operations
Comparison of Three Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)
	2019	2018
	(unaudited)
Collaboration revenue	$567	$390	$177
Operating expenses:
Research and development	10,166	5,718	4,448
General and administrative	2,553	1,883	670
Loss on sale of intangible asset	—	1,203	(1,203)
Total operating expenses	12,719	8,804	3,915
Loss from operations	(12,152)	(8,414)	(3,738)
Other income (expense):
Interest expense	(61)	(83)	22
Interest and other income	357	337	20
Loss before taxes	(11,856)	(8,160)	(3,696)
Income tax benefit	—	253	(253)
Net loss	$(11,856)	$(7,907)	$(3,949)
Collaboration Revenue
Revenue for the three months ended June 30, 2019 consists of $0.1 million related to the Adaptimmune Collaboration Agreement and $0.4 million related to the milestone payment from Laurel from the sale of our GSNOR assets. Revenue for the three months ended June 30, 2018 relates to the Kite Collaboration Agreement.

Research and Development Expenses
The $4.4 million increase in research and development expenses was primarily attributable to an increase of $1.5 million in clinical trial activity, an increase of $1.1 million in direct research activities, an increase of $1.1 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.2 million in contract manufacturing and process development of our product candidates, an increase of $0.2 million in stock-based compensation, and an increase of $0.3 million in allocated overhead and facilities.
General and Administrative Expenses
The $0.7 million increase in general and administrative expenses was primarily attributable to a $0.7 million increase in personnel-related expenses related to an increase in administrative headcount.
Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel in June 2018.
Comparison of Six Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018
	(unaudited)
Collaboration revenue	$567	$705	$(138)
Operating expenses:
Research and development	20,516	9,510	11,006
General and administrative	4,898	3,991	907
Loss on sale of intangible asset	—	1,203	(1,203)
Total operating expenses	25,414	14,704	10,710
Loss from operations	(24,847)	(13,999)	(10,848)
Other income (expense):
Interest expense	(131)	(161)	30
Interest and other income	741	642	99
Loss before taxes	(24,237)	(13,518)	(10,719)
Income tax benefit	—	305	(305)
Net loss	$(24,237)	$(13,213)	$(11,024)
Collaboration Revenue
Revenue for the six months ended June 30, 2019 consists of $0.1 million related to the Adaptimmune Collaboration Agreement and $0.4 million related to the milestone payment from Laurel from the sale of our GSNOR assets. Revenue for the six months ended June 30, 2018 relates primarily to the Kite Collaboration Agreement.
Research and Development Expenses
The $11.0 million increase in research and development expenses was primarily attributable to an increase of $3.8 million in contract manufacturing and process development of our product candidates, an increase of $2.4 million in clinical trial activity, an increase of $2.3 million in direct research activities, an increase of $1.7 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.4 million in stock-based compensation, and an increase of $0.4 million in allocated overhead and facilities.

General and Administrative Expenses
The $0.9 million increase in general and administrative expenses was primarily attributable to increased personnel-related expenses related to an increase in administrative headcount.
Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel in June 2018.
Liquidity and Capital Resources
As of June 30, 2019, we had cash, cash equivalents, and short-term investments totaling $55.6 million. Excluding amounts borrowed through debt financing, we have raised an aggregate of $124.7 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $7.8 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June 2017, we drew down a term loan of $5.0 million. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under our collaboration with Adaptimmune; however, our ability to earn these milestone and contingent payments and the timing of achieving these milestones is uncertain.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement and may at any time suspend solicitation and offers under the Equity Distribution Agreement. As of June 30, 2019, we have made no sales under the Equity Distribution Agreement. In July 2019, our Registration Statement on Form S-3 (File No. 333-212404) expired pursuant to Rule 415(a)(5) under the Securities Act of 1933, as amended. We will be unable to sell shares under the Equity Distribution Agreement until a new Registration Statement on Form S-3 is filed and declared effective by the SEC and a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC.
Long-Term Financing
In December 2016, we entered into a term loan agreement with Silicon Valley Bank pursuant to which up to $5.0 million could be borrowed. On June 30, 2017, we drew down a term loan of $5.0 million pursuant to the agreement. The loan’s interest-only period expired on July 1, 2018, at which point we began making thirty consecutive equal monthly payments of principal (each in an amount that will fully amortize the loan), plus accrued interest. Interest accrues at a floating per annum rate equal to the lender’s prime rate minus 1.75%. As a condition to the loan, we agreed to pay a final payment fee of 7.5%, or $375,000, upon repayment of the loan. The final payment fee was recorded in long-term debt with an offsetting reduction in long-term debt and was accounted for as a debt discount. As of June 30, 2019, we had $3.4 million outstanding principal amount under our term loan agreement.
Pursuant to the loan agreement we have pledged substantially all of our assets, excluding intellectual property, as collateral. The obligations under the loan agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. The term loan agreement contains customary conditions to borrowings, events of default and negative covenants, including covenants that could limit our ability to, among other things, incur additional indebtedness, liens or other encumbrances, make dividends or other distributions; buy, sell or transfer assets; engage in any new line of business; and enter into certain transactions with affiliates. We were in compliance with our covenants as of June 30, 2019.
Operating Lease
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC (the “Landlord”) for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5 years. The lease term commenced in June 2019. The “Rent Commencement Date” will be nine months after the commencement date. We are not required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We will receive a maximum tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as restricted cash in our accompanying Condensed Consolidated Balance Sheets.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Net cash used in operating activities	$(19,100)	$(11,646)
Net cash provided by investing activities	1,512	7,208
Net cash provided by financing activities	22,609	7
Net Cash Used in Operating Activities:
Net cash used in operating activities was $19.1 million during the six months ended June 30, 2019, and consisted primarily of our net loss of $24.2 million. This was offset by increases of $3.1 million in our net operating assets and liabilities and $2.0 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net cash used in operating activities was $11.6 million during the six months ended June 30, 2018, and consisted primarily of our net loss of $13.2 million and a net decrease of $0.2 million in operating assets and liabilities. This was partially offset by net non-cash adjustments of $1.8 million, which primarily relate to the loss on the sale of our intangible asset, stock-based compensation, the write-off of our deferred tax liability, depreciation and amortization.
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
Net cash provided by investing activities was $1.5 million during the six months ended June 30, 2019 and consisted primarily of our purchases, sales and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $7.2 million during the six months ended June 30, 2018 and consisted primarily of our net purchases and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities.

Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $22.6 million during the six months ended June 30, 2019 and consisted primarily of the net proceeds of $23.6 million related to the sale of approximately 4.7 million Units under our Purchase Agreement, partially offset by $1.0 million related to principal payments on our debt.
Net cash provided by financing activities was $7,000 for the six months ended June 30, 2018 and consisted of proceeds from the exercise of stock options.
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
Changes in Internal Control over Financial Reporting
Our management, including our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting during the period ended June 30, 2019, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of June 30, 2019, we had $55.6 million in cash and cash equivalents and short-term investments. Based on our current operating plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
To date, we have financed our operations primarily through the sale of equity securities and payments received under our collaboration agreements. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, credit and loan facilities, research collaborations, and license agreements. Our ability to raise additional funds from these or other sources will depend on financial, economic, and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all.
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in January 2019, we issued in a private placement 4,706,700 shares of common stock and warrants to purchase an additional 1,835,610 shares of common stock for gross proceeds of approximately $25.3 million. We also have an Equity Distribution Agreement in place with Piper Jaffray to sell up to $50.0 million of our common stock, from time to time, through an “at the market” equity offering program under which Piper Jaffray acts as sales agent; however, in July 2019, our Registration Statement on Form S-3 expired pursuant to Rule 415(a)(5), and until a new Registration Statement on Form S-3 is filed and declared effective by the SEC and a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC, the equity offering program will not be available to us.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies using our proprietary scientific platform technology, which produces variant Ig domains or vIgDs. We have had significant operating losses since inception. For the six months ended June 30, 2019, our net loss was $24.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
We have historically generated revenue primarily from the receipt of research funding and upfront payments under our collaboration agreements. We have not generated, and do not expect to generate, any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, and the regulatory approval process for therapeutic candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our or our existing collaborators, or any future collaborators, successfully developing therapeutic candidates, obtaining regulatory approvals to market and commercialize therapeutic candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product, and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our therapeutic candidates or if sales revenue from any therapeutic candidate receiving approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, in January 2019, we enrolled our first subjects in a Phase I healthy volunteer trial of ALPN-101. We are also working to advance our lead oncology program ALPN-202 for the treatment of cancer and preclinical development activities continue as planned, with the goal of filing an IND or IND-equivalent in the fourth quarter of 2019. Even with the significant investment of time and funding to advance ALPN-101 and ALPN-202, we cannot guarantee that our clinical and pre-clinical development efforts will be successful or that any of our product candidates will advance to human clinical trials. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or contract research organizations deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
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
To date, our revenue has been primarily derived from our collaboration agreements, and our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates.
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in October 2015, we entered into an exclusive, worldwide license and research agreement with Kite to research, develop, and commercialize engineered autologous T cell therapies incorporating two targets from our technology. In October 2017, Kite was acquired by Gilead Pharma, Inc. and in May 2019, Kite provided notice to us of termination of the research and license agreement, which was effective in June 2019. Also, in May 2019, we entered into the Adaptimmune Collaboration Agreement to develop next-generation SPEAR T-cell products.
Continued advancement of our product candidates and other development efforts depends, in part, upon the efforts of our collaborators. If our collaborators do not dedicate sufficient resources to the development of product candidates that are the subject of our agreements, such product candidates may never be successful and we may be ineligible to receive additional milestone payments or royalties pursuant to the terms of our arrangements, which could have a material adverse impact on our financial results and operations. Even if we and our collaborators dedicate sufficient resources to our collaboration agreements, neither we nor our collaborators may be effective in obtaining approvals for any therapeutic candidates or, if approved, the successful commercialization of any approved products. Collaborators may change their strategic focus or pursue alternative technologies after entering into a collaboration agreement with us, which could result in reduced, delayed or no revenue to us. Disputes regarding collaboration agreements, including disputes pertaining to ownership of intellectual property, may also arise and if we and our collaborators are unable to resolve such disputes, litigation proceedings may occur, which could further delay development, distract management and generate substantial expenses, any of which could materially and negatively impact our business.

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

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (AMG570/MEDI0700);

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA (FR104);

•	an anti-CD28 peptide being developed by AtoxBio, Inc.; and

•	an IL-10 - anti-CD86 cytokine-scFv fusion protein being developed by Aptevo, Inc. (APVO210).
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

•	bifunctional fusion protein composed of PD-1 and OX40L developed by Shattuck Labs, Inc. (SL-279252);

•	bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Pieris Pharmaceuticals, Inc. (PRS-344);

•	bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, and XmAb23104 targeting PD-1 and ICOS;

•	bispecific constructs called “DARTs” being developed by Macrogenics, Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;

•	bispecific monoclonal antibody being developed by Tesaro, Inc., targeting PD-1 and LAG-3;

•	small molecule antagonists being developed by Aurigene Ltd and Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;

•	FS118, a bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology, Ltd.;

•	various combinations of separate anti PD-1/L1 and anti-CTLA-4 monoclonal antibodies; and

•	various combinations of separate anti PD-1/L1 and costimulatory monoclonal antibodies such as OX-40, 4-1BB, and others.
Novel Platform Competitors
Multifunctional therapeutic protein platforms potentially competitive with our platform include:

•	Amgen, Inc. (BiTE®): fusion proteins consisting of two single-chain variable fragments to link T-cells to tumors;

•	Macrogenics, Inc. (DART®): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Xencor, Inc. (XmAb Bispecific): Optimized Fc domains for improved potency, half-life and stability;

•	Zymeworks, Inc. (Azymetric™): Proprietary amino acid modifications to facilitate interaction of distinct heavy chains;

•	Pieris Pharmaceuticals, Inc. (Anticalin®): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Compass Therapeutics, LLC (Targeted Immunomodulation™, StitchMabs™): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics, Inc.: TriTAC™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain, and antigen-binding domain;

•	Shattuck Labs, Inc.: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets;

•	Ablynx NV (Nanobody®), purchased by Sanofi Pharma, Inc.: Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms;

•	Five Prime Therapeutics, Inc.: Proprietary protein library and rapid protein production and testing platform; and

•	Riada Therapeutics: developing and engineering next-generation immunocytokine therapies.
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
As of June 30, 2019, we had $55.6 million in cash and cash equivalents, and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. As of June 30, 2019, our patent portfolio consists of over 75 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union. Any business we conduct, now and in the future, in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this filing.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 76% of our common stock as of June 30, 2019. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our January 2019 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a registration statement on the date on which we filed our Annual Report on Form 10-K. The resale registration statement was declared effective by the SEC on April 4, 2019 and permits the resale by the private placement investors of approximately 4.7 million shares of our common stock as well as approximately 1.8 million shares of common stock issuable upon the exercise of warrants issued in the private placement. The shares subject to outstanding options and warrants, of which options and warrants to purchase 1,234,127 shares and 1,854,316 shares, respectively, were exercisable as of June 30, 2019, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
We will have broad discretion to use the net proceeds from our January 2019 private placement, and investors will be relying solely on the judgment of our board of directors and management regarding the application of these proceeds. Although we expect to use the net proceeds from our January 2019 private placement for general corporate purposes and to advance the development of our product candidates, we have not allocated these net proceeds for specific purposes. Investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1+	Separation Agreement, dated April 24, 2019, by and between the Company and Mark Litton					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ALPINE IMMUNE SCIENCES, INC.
Date: August 13, 2019	By:	/s/ Mitchell Gold
	Name:	Mitchell Gold
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: August 13, 2019	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer