Form 10-Q
period 2019-09-30
ALPINE IMMUNE SCIENCES, INC.
filed 2019-11-14
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-37449
ALPINE IMMUNE SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8969493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Elliott Avenue West, Suite 230
Seattle, WA  98119
(206) 788-4545
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALPN	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2019, the registrant had 18,587,768 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,395	$10,711
Short-term investments	29,193	41,592
Restricted cash, current	132	—
Prepaid expenses and other current assets	5,734	1,242
Total current assets	52,454	53,545
Restricted cash, noncurrent	254	132
Property and equipment, net	1,201	1,196
Operating lease, right-of-use asset	10,830	—
Total assets	$64,739	$54,873
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,778	$1,716
Accrued liabilities	5,825	4,363
Deferred revenue	2,069	—
Current portion of long-term debt	—	2,048
Total current liabilities	13,672	8,127
Operating lease liability, noncurrent	11,350	—
Long-term debt	4,886	2,155
Total liabilities	29,908	10,282
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 18,638,235 shares issued and 18,587,768 shares outstanding at September 30, 2019; 13,904,672 shares issued and 13,854,205 shares outstanding at December 31, 2018	19	14
Treasury stock, at cost; 50,467 shares at September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	116,591	90,664
Accumulated other comprehensive gain (loss)	7	(13)
Accumulated deficit	(81,786)	(46,074)
Total stockholders’ equity	34,831	44,591
Total liabilities and stockholders’ equity	$64,739	$54,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Collaboration revenue	$289	$—	$856	$705
Operating expenses:
Research and development	9,532	10,529	30,048	20,039
General and administrative	2,467	1,857	7,365	5,848
Loss on sale of intangible asset	—	—	—	1,203
Total operating expenses	11,999	12,386	37,413	27,090
Loss from operations	(11,710)	(12,386)	(36,557)	(26,385)
Other income (expense):
Interest expense	(66)	(82)	(197)	(243)
Interest and other income	301	329	1,042	971
Loss before taxes	(11,475)	(12,139)	(35,712)	(25,657)
Income tax benefit	—	—	—	305
Net loss	$(11,475)	$(12,139)	$(35,712)	$(25,352)
Comprehensive income (loss):
Unrealized gain on investments	5	30	37	34
Unrealized loss on foreign currency translation	(7)	—	(17)	—
Comprehensive loss	$(11,477)	$(12,109)	$(35,692)	$(25,318)
Weighted-average shares used to compute basic and diluted net loss per share	18,586,950	13,851,336	18,281,707	13,848,371
Basic and diluted net loss per share	$(0.62)	$(0.88)	(1.95)	$(1.83)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	13,831,178	$14	50,467	$—	$88,346	$(59)	$(9,384)	$78,917
Cumulative effect of changes related to adoption of new revenue standard	—	—	—	—	—	—	(202)	(202)
Exercise of stock options	14,906	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	—	511	—	—	511
Unrealized loss on investments	—	—	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	—	—	(5,306)	(5,306)
Balance, March 31, 2018	13,846,084	14	50,467	—	88,864	(105)	(14,892)	73,881
Exercise of stock options	4,678	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	523	—	—	523
Unrealized gain on investments	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(7,907)	(7,907)
Balance, June 30, 2018	13,850,762	14	50,467	—	89,387	(55)	(22,799)	66,547
Exercise of stock options	1,702				2			2
Stock-based compensation					544			544
Unrealized gain on investments						30		30
Net loss							(12,139)	(12,139)
Balance, September 30, 2018	13,852,464	$14	50,467	$—	$89,933	$(25)	$(34,938)	$54,984

Balance, December 31, 2018	13,854,205	$14	50,467	$—	$90,664	$(13)	$(46,074)	$44,591
Issuance of Units in Private Placement, net of offering costs	4,706,700	5	—	—	23,613	—	—	23,618
Exercise of stock options	124	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	754	—	—	754
Unrealized gain on investments	—	—	—	—	—	15	—	15
Unrealized loss on foreign currency translation						(14)		(14)
Net loss	—	—	—	—	—	—	(12,381)	(12,381)
Balance, March 31, 2019	18,561,029	19	50,467	—	115,031	(12)	(58,455)	56,583
Offering costs associated with Private Placement	—	—	—	—	(20)	—	—	(20)
Exercise of stock options	23,701	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	682	—	—	682
Unrealized gain on investments	—	—	—	—	—	17	—	17
Unrealized gain on foreign currency translation	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(11,856)	(11,856)
Balance June 30, 2019	18,584,730	19	50,467	—	115,704	9	(70,311)	45,421
Issuance of warrants	—	—	—	—	60	—	—	60
Exercise of stock options	3,038	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	825	—	—	825
Unrealized gain on investments	—	—	—	—	—	5	—	5
Unrealized loss on foreign currency translation	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(11,475)	(11,475)
Balance September 30, 2019	18,587,768	$19	50,467	$—	$116,591	$7	$(81,786)	$34,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Operating activities
Net loss	$(35,712)	$(25,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of intangible asset	—	1,203
Amortization of right-of-use asset	699	—
Depreciation expense	344	279
Amortization of premium/discount on investments	(274)	(453)
Non-cash interest expense	99	131
Deferred income tax	—	(305)
Stock-based compensation expense	2,261	1,578
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,492)	210
Accounts payable and accrued liabilities	5,596	4,179
Deferred revenue	2,069	(479)
Lease liabilities	(265)	—
Deferred rent and other	—	(9)
Net cash used in operating activities	(29,675)	(19,018)
Investing activities
Purchases of property and equipment	(335)	(486)
Proceeds from sale of intangible asset	—	250
Purchase of short-term investments	(54,306)	(63,208)
Maturities of short-term investments	65,625	86,426
Proceeds from the sale of short-term investments	1,391	—
Net cash provided by investing activities	12,375	22,982
Financing activities
Proceeds from borrowings, net of issuance costs	1,977	—
Proceeds from sale of common stock, net of offering costs	23,598	—
Repayment of debt	(1,333)	(500)
Proceeds from exercise of stock options	13	9
Net cash provided by (used in) financing activities	24,255	(491)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	6,938	3,473
Cash and cash equivalents and restricted cash, beginning of period	10,843	8,132
Cash and cash equivalents and restricted cash, end of period	$17,781	$11,605
Supplemental Information
Recognition of right-of-use asset	$11,667	$—
Cash paid for interest	$97	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is unaudited)

1. Description of the Business
Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”), together with its consolidated subsidiaries, is a clinical-stage immunotherapy company committed to leading a new wave of immune therapeutics, creating potentially powerful multifunctional immunotherapies to improve patients’ lives via unique protein engineering technologies. Alpine has two lead programs. The first, ALPN-101 for autoimmune/inflammatory diseases, is a selective dual T-cell costimulation blocker engineered to reduce pathogenic T and B cell immune responses by blocking ICOS and CD28. ALPN-101 has successfully completed enrollment in our phase 1 dose escalation safety trial in healthy volunteers and we are now planning initiation of a phase 1/2 clinical trial in steroid resistant or refractory acute graft versus host disease (“GVHD”) in the first quarter of 2020. The second, ALPN-202 for the treatment of cancer, is a conditional CD28 costimulator and dual checkpoint inhibitor, designed to activate a patient’s own immune system to fight cancer, which has the potential to improve upon the efficacy of combined checkpoint inhibition without worsened toxicities. We currently anticipate initiating enrollment in a phase 1 trial of ALPN-202, subject to authorization, in the first quarter of 2020. Our proprietary scientific platform uses a process known as directed evolution to convert native immune system proteins from the Immunoglobulin Super Family, or IgSF, into multi-targeted therapeutics potentially capable of modulating the human immune system. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.
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
The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years December 31, 2018 and 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019 (“Annual Report”). The results of our operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Leases (effective January 1, 2019)
We account for our leases under Accounting Standards Codification (“ASC”) 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. As we do not know the lessor’s implicit rate, we use our incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results is front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We do not expect the adoption of this guidance to have any impact on our financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. We adopted this ASU effective January 1, 2019 and elected the modified retrospective method transition option, which permitted us not to restate the comparative period presented. Upon adoption, we recorded an operating lease right-of-use asset of $797,000, a corresponding operating lease liability of $883,000, and reduced our deferred rent balance by $86,000 to $0 on our accompanying Condensed Consolidated Balance Sheets; there was no effect on opening retained earnings, and we continue to account for leases in the prior period financial statements under ASC Topic 840. In adopting the new standard, we elected to apply the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.

3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The net loss per share for the three and nine months ended September 30, 2019 reflects 4,706,700 shares of our common stock issued pursuant to a private placement financing completed in January 2019. The significant number of shares issued has affected the year-over-year comparability of our net loss per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive:

	September 30,
	2019	2018
	(unaudited)
Warrants to purchase common stock	1,877,094	24,123
Options to purchase common stock	3,264,600	2,461,591
Total	5,141,694	2,485,714

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	September 30, 2019
Assets:	(unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$16,514	$—	$—	$16,514
U.S. treasury bills	2,506	3	—	2,509
Corporate debt securities and commercial paper	26,663	21	—	26,684
Total	$45,683	$24	$—	$45,707

	December 31, 2018
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$6,405	$—	$—	$6,405
U.S. treasury bills	13,966	—	(2)	13,964
Corporate debt securities and commercial paper	31,331	—	(11)	31,320
Total	$51,702	$—	$(13)	$51,689

All short-term investments held as of September 30, 2019 and December 31, 2018 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.
5. Fair Value Measurements
Cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities, which are recorded at invoiced amount or cost, approximate fair value based on the short-term nature of these financial instruments. Fair value is defined as the exchange price received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, is as follows:
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
As of September 30, 2019, and December 31, 2018, cash of $880,000 and $614,000, respectively, is excluded from the following fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2019
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$16,514	$—	$—	$16,514
U.S. treasury bills	2,509	—	—	2,509
Corporate debt securities and commercial paper	—	26,684	—	26,684
Total	$19,023	$26,684	$—	$45,707

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$6,405	$—	$—	$6,405
U.S. treasury bills	13,964	—	—	13,964
Corporate debt securities and commercial paper	—	31,320	—	31,320
Total	$20,369	$31,320	$—	$51,689

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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Tenant improvement allowance receivable	$4,423	$—
Deferred financing costs	—	477
Prepaid insurance	433	300
Prepaid research and development	271	83
Prepaid other	179	145
Other receivables	428	237
Prepaid expenses and other current assets	$5,734	$1,242

Accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Research and development services	$2,933	$2,457
Employee compensation	1,417	1,009
Legal and professional fees	492	646
Accrued other	983	251
Total	$5,825	$4,363

7. Long-term Debt
In December 2016, we entered into a Loan and Security Agreement (the “Original Agreement”), with Silicon Valley Bank (“SVB”), under which we borrowed $5.0 million. The Original Agreement accrued interest at a floating per annum rate equal to the lender’s prime rate minus 1.75%. The Original Agreement had an interest-only period through July 2018.
On August 26, 2019 (the “Effective Date”), we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB, pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million (the “Term Loans”). Borrowings under the Loan Agreement consist of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under our Original Agreement. We intend to use the remaining proceeds for potential working capital and other general corporate purposes, including the advancement of our development programs. The second tranche of up to $5.0 million is available at our option at any time through April 30, 2020. The third and final tranche of up to $5.0 million is available at our option at any time from the date on which SVB receives and approves evidence that we have initiated a phase 2a trial of ALPN-101 through July 31, 2020.
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans are interest only until September 30, 2020, after which the Term Loans will be payable in 34 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
We may prepay all of the Term Loans subject to a prepayment fee equal to $75,000, which represents the deferred portion of the final payment due under the Original Agreement, plus the outstanding principal balance under the Term Loans at the time of such prepayment multiplied by a prepayment fee of 2.0%in the first year, 1.0% in the second year, and 0% in the third year and thereafter. Additionally, a final payment in the amount of 5.5% of the funded Term Loans is payable to SVB on the date on which the Term Loans are prepaid, paid or become due and payable in full. The final payment fees are recorded in long-term debt with an offsetting reduction to debt discount on our accompanying Condensed Consolidated Balance Sheets.
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. We were in compliance with our covenants as of September 30, 2019. As such, as of September 30, 2019, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
In connection with the Loan Agreement, we issued a warrant to SVB to purchase up to 52,083 shares of our common stock at a price of $4.32 per share, 17,361 shares of which are currently exercisable. If we draw down the second and third tranches, additional shares will become exercisable. The fair value of the warrants on the date of issuance was $60,000, determined using the Black-Scholes option-pricing model, and was recorded as a component of equity and as a debt discount on our accompanying Condensed Consolidated Balance Sheets. In connection with Original Agreement, SVB also holds 7,069 fully vested common stock warrants at an exercise price of $12.38 per share.
The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the Effective Date of the Term Loan, which resulted in a change of less than 10%. As a result, the remaining unamortized debt discount recorded in connection with the Original Agreement will be amortized to interest expense over the repayment term of Loan Agreement. In connection with the Loan Agreement, we recorded a total debt discount of $477,000, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $32,000 and $43,000 for the three months ended September 30, 2019 and 2018, respectively, and $99,000 and $131,000 for the nine months ended September 30, 2019 and 2018, respectively. The unamortized discount was $463,000 as of September 30, 2019.

Scheduled principal payments on our outstanding debt as of September 30, 2019 under our Loan Agreement, excluding final fee amounts, are as follows (in thousands):

Year ending December 31,	Total
2019 (remainder of year)	—
2020	441
2021	1,765
2022	1,765
2023	1,029
Total future principal payments	5,000

8. Commitments and Contingencies
Operating Leases
We lease office and laboratory space in Seattle, Washington, under an agreement classified as an operating lease that expires on December 31, 2019. This lease has two 12-month renewal options, which we did not include in the lease term when calculating our right-of-use asset and lease liability, as we are not reasonably certain to renew. This lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Variable expenses generally represent our share of the landlord’s operating expenses. We do not act as a lessor or have any leases classified as financing leases. In May 2017, as required by the terms of the lease, we entered into a line of credit to establish collateral to support the security deposit in an amount of $132,000. This is recorded as current restricted cash in the accompanying Condensed Consolidated Balance Sheets.
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC (the “Landlord”) for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5 years. The lease term commenced in June 2019. The “Rent Commencement Date” will be nine months after the commencement date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We are not required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. We will receive a maximum tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as noncurrent restricted cash in our accompanying Condensed Consolidated Balance Sheets.
At September 30, 2019, our operating lease right-of-use assets and operating lease liability associated with these leases were $10.8 million and $11.4 million, respectively, which are included in the accompanying Condensed Consolidated Balance Sheets.
The components of our lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(unaudited)
Lease cost:
Operating lease cost	$679	$1,251
Variable lease cost	95	266
Total lease cost	$774	$1,517
Other information:
Cash paid for amounts included in the measurement of lease liabilities		$682
Right-of-use assets exchanged for new operating lease liabilities		$11,667
Weighted-average remaining lease term (in years), operating leases		10.2
Weighted-average discount rate, operating leases		10.6%

Maturities of our operating lease liabilities as of September 30, 2019 are as follows (in thousands):

2019 (remaining three months)	$233
2020	214
2021	1,960
2022	2,011
2023	2,063
Thereafter	13,980
Total	20,461
Less: imputed interest	(9,111)
Operating lease liabilities included in the Consolidated Balance Sheets at September 30, 2019	$11,350

Rent expense, which is recorded on a straight-line basis, was $207,000 and $605,000 for the three and nine months ended September 30, 2018, respectively.
9. License and Collaboration Agreements
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Collaboration Agreement”) to develop next-generation SPEAR T-cell products. Under the Adaptimmune Collaboration Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies, in order to further enhance Adaptimmune’s efforts to design and develop next-generation SPEAR T-cell therapies. In June 2019, under the terms of the Adaptimmune Collaboration Agreement, we received an upfront license payment of $2.0 million, and as of September 30, 2019 we have received an additional $500,000 in research support payments to fund ongoing programs. These payments were recorded as deferred revenue and will be recognized to revenue based on employee hours contributed to each performance obligation. We recorded revenue of $288,000 and $431,000 for the three and nine months ended September 30, 2019, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
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
Under the terms of the Kite Collaboration Agreement, in 2015, Kite made upfront payments to us of $5.5 million, which were initially recorded as deferred revenue. Under the Kite Collaboration Agreement, we recorded no revenue for the three and nine months ended September 30, 2019, and revenue of $0 and $630,000 for the three and nine months ended September 30, 2018, respectively. In the second quarter of 2018, based on the completion of our research and development efforts in connection with the performance period, we recognized the remaining balance related to the Kite Collaboration Agreement in deferred revenue.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement. In July 2019, our Registration Statement on Form S-3 (File No. 333-212404) expired pursuant to Rule 415(a)(5) under the Securities Act of 1933, as amended. We will be unable to sell shares under the Equity Distribution Agreement until a new Registration Statement on Form S-3 is filed and declared effective by the SEC and a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC. As of September 30, 2019, no sales under our Equity Distribution Agreement have occurred.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Employee:
Research and development	$438	$197	$1,200	$599
General and administrative	370	332	1,001	946
Non-Employee:
Research and development	16	11	56	19
General and administrative	1	4	4	14
Total stock-based compensation expense	$825	$544	$2,261	$1,578

11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 0.0% for the three months ended September 30, 2019 and 2018, and 0.0% and 1.19% for the nine months ended September 30, 2019 and 2018, respectively. The difference between the effective tax rate of 0.0% and the U.S. federal statutory rate of 21% for the three and nine-month periods ended September 30, 2019 was primarily due to recognizing a full valuation allowance on deferred tax assets.  The difference between the effective tax rate of 0.0% and 1.19% and the U.S. federal statutory rate of 21% for the three and nine-month periods ended September 30, 2018 was primarily due to recognizing a full valuation allowance on deferred tax assets, and the estimated annual benefit of the removal of the deferred tax liability of $305,000 recorded as a result of a previously acquired in-process research and development intangible asset.
As of September 30, 2019, we determined that, based on an evaluation of the four sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore we continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

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
The first, ALPN-101 for autoimmune/inflammatory diseases, is a selective dual T-cell costimulation blocker engineered to reduce pathogenic T and B cell immune responses by blocking ICOS and CD28. ALPN-101 has successfully completed enrollment in our phase 1 dose escalation safety trial in healthy volunteers and we are now planning initiation of a phase 1/2 clinical trial in steroid resistant or refractory acute graft versus host disease, or GVHD, which we expect to initiate in the first quarter of 2020. To date, ALPN-101 has been generally well-tolerated, without evidence of cytokine storm, cytokine release or clinical immunogenicity while being dosed as single or multiple doses, intravenously or subcutaneously. Additionally, ALPN-101 has exhibited favorable pharmacokinetic, or PK, and pharmacodynamic, or PD, characteristics and is a highly potent molecule capable of inhibiting both a T-cell and humoral response in humans as demonstrated by certain of our assays. We anticipate the phase 1/2 trial, which we have named BALANCE, will be an open-label, dose escalation and expansion study, with endpoints including safety, objective response rates, duration of responses, non-relapse mortality, and overall survival. We believe that preclinical data for ALPN-101 also strongly supports its potential as a treatment more broadly in other diseases -- especially connective tissue diseases like lupus and Sjogren’s syndrome as well as inflammatory arthritis conditions such as rheumatoid and psoriatic arthritis, which we continue to evaluate.
The second, ALPN-202 for the treatment of cancer, is a conditional CD28 costimulator and dual checkpoint inhibitor designed to activate a patient’s own immune system to fight cancer, which has the potential to improve upon the efficacy of combined checkpoint inhibition without worsened toxicities. We currently anticipate initiating, subject to authorization, enrollment in a phase 1 trial of ALPN-202, which we have named NEON-1, in the first quarter of 2020. We anticipate the phase 1 trial will evaluate patients who have failed available standard therapies, including checkpoint inhibitors when indicated, and will be designed as an open-label, dose escalation and expansion study. The primary endpoints of the study involve safety, but we also intend to assess other outcomes such as objective response rates, duration of responses, progression-free survival and overall survival.
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
Our goal is to create modern therapies targeting the immune synapse, using our directed-evolution based scientific platform to treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goal, we intend to:

•	move our lead inflammation/autoimmune therapeutic ALPN-101 through clinical development for the treatment of GVHD, and evaluate other potential connective tissue and inflammatory diseases;

•	move our lead oncology program, ALPN-202, to clinical trials for the treatment of cancer; and

•	maximize the value of our pipeline and platform via partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through September 30, 2019, excluding amounts borrowed through debt financing, we have raised an aggregate of $125.0 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $8.1 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of September 30, 2019, we had cash, cash equivalents, restricted cash, and short-term investments totaling $47.0 million.
Our net loss was $11.5 million and $12.1 million for the three months ended September 30, 2019 and 2018, respectively, and $35.7 million and $25.4 million for the nine months ended September 30, 2019 and 2018, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

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
Adaptimmune Therapeutics plc
In May 2019, we entered into a collaboration and licensing agreement, or the Adaptimmune Collaboration Agreement. with Adaptimmune Therapeutics plc, or Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T-cell products which incorporate the Company’s secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Collaboration Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Collaboration Agreement, we received an upfront license payment of $2.0 million and as of September 30, 2019 we have received an additional $500,000 in research support payments to fund ongoing programs. These payments were recorded as deferred revenue and will be recognized to revenue based on employee hours contributed to each performance obligation. We have recognized a total of $0.4 million in revenue through September 30, 2019 related to our collaboration agreement with Adaptimmune. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
Kite Pharma, a Gilead company
In October 2015, we entered into a collaboration and licensing agreement, or the Kite Collaboration Agreement, providing Kite Pharma, a Gilead company, or Kite, with access to two transmembrane immunomodulatory protein, or TIP, programs for use in Kite’s engineered cellular therapy programs. In May 2019, Kite provided us notice of termination of the Agreement following the expiration of the research term. Upon termination, the confidentiality and indemnity obligations of the parties survived and the licenses granted to Kite under the Agreement terminated. Pursuant to the terms of the Kite Collaboration Agreement, the termination was effective in June 2019, thirty days after the effectiveness of Kite’s notice. We have recognized a total of $5.6 million in revenue from inception through September 30, 2019 related to our collaboration agreement with Kite.
Research and Development Expenses
We focus our resources on research and development activities, including the conduct of preclinical and clinical studies and product development and expense such costs as they are incurred. Our research and development expenses consist of:

•	employee-related expenses, including salaries, benefits, taxes, travel, and stock-based compensation expense for personnel in research and development functions;

•	expenses related to process development and production of product candidates paid to contract manufacturing organizations;

•	costs associated with preclinical activities and regulatory operations, including the cost of acquiring, developing, and manufacturing research material;

•	clinical trials and activities related to regulatory filings for our product candidates; and

•	allocation of facilities, overhead, depreciation, and amortization of laboratory equipment and other expenses.
We incurred $9.5 million and $10.5 million in research and development expenses for three months ended September 30, 2019 and 2018, respectively, and $30.0 million and $20.0 million for the nine months ended September 30, 2019 and 2018, respectively. We plan to increase our research and development activities for the foreseeable future as we continue to develop our platform and product candidates, and as a result, expect research and development expenses to continue to increase.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, business development, finance, and administrative functions. Other significant general and administrative expenses include professional fees for accounting and legal services, expenses associated with obtaining and maintaining patents and other intellectual property, and allocation of facility and overhead costs.
We expect general and administrative expenses will increase as we expand infrastructure and continue to prosecute our patents and other intellectual property. Other increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel, and increased fees for directors, outside consultants, lawyers, and accountants. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report. There have been no significant or material changes in our significant accounting policies during the nine months ended September 30, 2019, as compared to those disclosed in our Annual Report except the following:
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. We adopted this ASU effective January 1, 2019 and elected the modified retrospective method transition option, which permitted us not to restate the comparative period presented. Upon adoption, we recorded an operating lease right-of-use asset of $797,000, a corresponding operating lease liability of $883,000, and reduced our deferred rent balance by $86,000 to $0 on our accompanying Condensed Consolidated Balance Sheets; there was no effect on opening retained earnings, and we continue to account for leases in the prior period financial statements under ASC Topic 840. In adopting the new standard, we elected to apply the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.
For information regarding recent accounting pronouncements, see Note 2 of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this report.

Results of Operations
Comparison of Three Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2019	2018
	(unaudited)
Collaboration revenue	$289	$—	$289
Operating expenses:
Research and development	9,532	10,529	(997)
General and administrative	2,467	1,857	610
Total operating expenses	11,999	12,386	(387)
Loss from operations	(11,710)	(12,386)	676
Other income (expense):
Interest expense	(66)	(82)	16
Interest and other income	301	329	(28)
Net loss	$(11,475)	$(12,139)	$664
Collaboration Revenue
Revenue for the three months ended September 30, 2019 consists of $0.3 million related to the Adaptimmune Collaboration Agreement. We had no revenue during the three months ended September 30, 2018.
Research and Development Expenses
The $1.0 million decrease in research and development expenses was primarily attributable to a decrease of $3.8 million in contract manufacturing and process development of our product candidates and a decrease of $0.8 million in direct research activities. These decreases were partially offset by an increase of $2.2 million in clinical trial activity, an increase of $0.7 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.2 million in stock-based compensation, and an increase of $0.5 million in allocated overhead and facilities.
General and Administrative Expenses
The $0.6 million increase in general and administrative expenses was primarily attributable to a $0.4 million increase in professional and legal services, an increase of $0.1 million in personnel-related expenses related to an increase in administrative headcount and an increase of $0.1 million in facility costs to support the growth and expansion of our business.

Comparison of Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018
	(unaudited)
Collaboration revenue	$856	$705	$151
Operating expenses:
Research and development	30,048	20,039	10,009
General and administrative	7,365	5,848	1,517
Loss on sale of intangible asset	—	1,203	(1,203)
Total operating expenses	37,413	27,090	10,323
Loss from operations	(36,557)	(26,385)	(10,172)
Other income (expense):
Interest expense	(197)	(243)	46
Interest and other income	1,042	971	71
Loss before taxes	(35,712)	(25,657)	(10,055)
Income tax benefit	—	305	(305)
Net loss	$(35,712)	$(25,352)	$(10,360)
Collaboration Revenue
Revenue for the nine months ended September 30, 2019 consists of $0.4 million related to the Adaptimmune Collaboration Agreement and $0.4 million related to the milestone payment from Laurel from the sale of our GSNOR assets. Revenue for the nine months ended September 30, 2018 relates primarily to the Kite Collaboration Agreement.
Research and Development Expenses
The $10.0 million increase in research and development expenses was primarily attributable to an increase of $4.6 in clinical trial activity, $1.5 million in direct research activities, $2.4 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.6 million in stock-based compensation, and an increase of $0.9 million in allocated overhead and facilities.
General and Administrative Expenses
The $1.5 million increase in general and administrative expenses was primarily attributable to an increase of $1.1 million in personnel-related expenses related to an increase in administrative headcount, an increase of $0.3 million in professional and legal services, and an increase of $0.1 million in facility costs to support the growth and expansion of our business.
Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel in June 2018.
Income Tax Benefit
As part of the merger with Nivalis we recorded a deferred tax liability of $305,000 as a result of acquired in-process research and development, or IPR&D. In June 2018 we sold our IPR&D to a third party, resulting in the removal of the associated deferred tax liability and a corresponding income tax benefit of $305,000.

Liquidity and Capital Resources
As of September 30, 2019, we had cash, cash equivalents, restricted cash, and short-term investments totaling $47.0 million. Excluding amounts borrowed through debt financing, we have raised an aggregate of $125.0 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $8.1 million through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June 2017 and August 2019, we drew down term loans from Silicon Valley Bank, or SVB, as discussed below. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under our collaboration with Adaptimmune; however, our ability to earn these milestone and contingent payments and the timing of achieving these milestones is uncertain.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement and may at any time suspend solicitation and offers under the Equity Distribution Agreement. As of September 30, 2019, we have made no sales under the Equity Distribution Agreement. In July 2019, our Registration Statement on Form S-3 (File No. 333-212404) expired pursuant to Rule 415(a)(5) under the Securities Act of 1933, as amended. We will be unable to sell shares under the Equity Distribution Agreement until a new Registration Statement on Form S-3 is filed and declared effective by the SEC and a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC.
Long-Term Financing
In December 2016, we entered into a Loan and Security Agreement, or the Original Agreement, with SVB under which we borrowed $5.0 million. The Original Agreement accrued interest at a floating per annum rate equal to the lender’s prime rate minus 1.75%. The Original Agreement had an interest-only period through July 2018.
In August 2019, we entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement, with SVB, pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million, or the Term Loans. Borrowings under the Loan Agreement consist of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under our Original Agreement. We intend to use the remaining proceeds for potential working capital and other general corporate purposes, including the advancement of our development programs. The second tranche of up to $5.0 million is available at our option at any time through April 30, 2020. The third and final tranche of up to $5.0 million is available at our option at any time from the date on which SVB receives and approves evidence that we have initiated a phase 2a trial of ALPN-101 through July 31, 2020.
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. The Term Loans are interest only until September 30, 2020, after which the Term Loans will be payable in 34 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023. A final payment in the amount of 5.5% of the Term Loans funded is payable to the SVB on the date on which the Term Loans are prepaid, paid or become due and payable in full.
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new line of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We were in compliance with our covenants as of September 30, 2019. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions. As of September 30, 2019, we had $5.0 million outstanding principal amount under our term loan agreement. See Note 7 for further discussion of our Term Loans.
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
Cash Flows
The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Net cash used in operating activities	$(29,675)	$(19,018)
Net cash provided by investing activities	12,375	22,982
Net cash provided by (used in) financing activities	24,255	(491)
Net Cash Used in Operating Activities:
Net cash used in operating activities was $29.7 million during the nine months ended September 30, 2019, and consisted primarily of our net loss of $35.7 million. This was offset by increases of $2.9 million in our net operating assets and liabilities and $3.1 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net cash used in operating activities was $19.0 million during the nine months ended September 30, 2018, and consisted primarily of our net loss of $25.4 million, offset by a net increase of $3.9 million in operating assets and liabilities and net non-cash adjustments of $2.5 million, which primarily relate to the loss on the sale of our intangible asset, stock-based compensation, the write-off of our deferred tax liability, depreciation and amortization.
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
Net cash provided by investing activities was $12.4 million during the nine months ended September 30, 2019 and consisted primarily of our purchases, sales and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $23.0 million during the nine months ended September 30, 2018 and consisted primarily of our net purchases and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as the purchases of property and equipment, primarily lab equipment, to support research and development efforts.

Net Cash Provided by (Used In) Financing Activities:
Net cash provided by financing activities was $24.3 million during the nine months ended September 30, 2019 and consisted primarily of the net proceeds of $23.6 million related to the sale of approximately 4.7 million Units under our Purchase Agreement and $2.0 million in net proceeds from our debt refinancing, partially offset by $1.3 million in principal payments on our debt.
Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2018 and primarily consisted of principal payments on our debt, partially offset by proceeds from the exercise of stock options.
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
Changes in Internal Control over Financial Reporting
Our management, including our principal executive and principal financial officers, evaluated any changes in our internal control over financial reporting during the period ended September 30, 2019, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of September 30, 2019, we had $47.0 million in cash and cash equivalents, restricted cash, and short-term investments. Based on our current operating plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies using our proprietary scientific platform technology, which produces variant Ig domains or vIgDs. We have had significant operating losses since inception. For the nine months ended September 30, 2019, our net loss was $35.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Relatively few therapeutic candidates based on immunoglobulin superfamily, or IgSF, domains have been tested in animals or humans, and a number of clinical trials conducted by other companies using IgSF domains technologies have not been successful. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic candidate to be effective, such as the ability to remain stable or active in the human body for the period of time required for the therapeutic candidate to reach the target tissue and/or cell. We currently have only limited data, and no conclusive evidence, to suggest we can introduce these necessary therapeutic properties into vIgD-based therapeutic candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, vIgDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs, such as the ALPN-101 program, have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. For example, in the context of immunotherapies, in a phase 1 clinical trial of TeGenero AG’s product candidate TGN1412, healthy volunteer subjects receiving the product candidate experienced a systemic inflammatory response resulting in renal and pulmonary failure requiring interventions such as dialysis and critical care support. Following this experience, regulatory agencies now ask for evaluation of immunomodulatory antibodies with a number of in vitro assays with human cells. While we are currently performing in vitro and in vivo proof of concept studies for several of our vIgDs preclinically, and safety studies clinically for ALPN-101, the risk profile in humans is still being fully assessed. Undesirable side effects that may be caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock will decline.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, we are currently evaluating ALPN-101 in a phase 1 healthy volunteer trial. We are also working to advance our lead oncology program ALPN-202 for the treatment of cancer and anticipate initiating, subject to authorization, enrollment in a phase 1 study in the first quarter of 2020. Even with the significant investment of time and funding to advance ALPN-101 and ALPN-202, we cannot guarantee that our clinical and pre-clinical development efforts will be successful or that any of our product candidates will advance to human clinical trials. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or contract research organizations deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We are currently evaluating ALPN-101 in a phase 1 healthy volunteer trial. We have conducted no clinical trials to date with ALPN-202 and have not dosed ALPN-101 in patients with active inflammatory disease. We will have to conduct trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether phase 1, phase 2, phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases or divestitures, and out- or in-licensing of therapeutic candidates or technologies. In particular, we intend to evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborative partners is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on suboptimal terms for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved therapeutic product do not meet expectations, or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (AMG570/MEDI0700);

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA (FR104); and

•	a CD28-modulatory peptide being developed by AtoxBio, Inc.(reltecimod (AB-103));
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

•	bifunctional fusion protein composed of PD-1 and OX40L developed by Shattuck Labs, Inc. (SL-279252);

•	bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Pieris Pharmaceuticals, Inc. (PRS-344);

•	bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, and XmAb23104 targeting PD-1 and ICOS;

•	bispecific constructs called “DARTs” being developed by Macrogenics, Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;

•	bispecific monoclonal antibody being developed by Tesaro, Inc., targeting PD-1 and LAG-3;

•	bispecific antibodies being developed by Regeneron Pharmaceuticals, Inc., including REGN5678 targeting CD28 and PSMA;

•	small molecule antagonists being developed by Aurigene Ltd and Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;

•	FS118, a bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology, Ltd.;

•	various combinations of separate anti PD-1/L1 and anti-CTLA-4 monoclonal antibodies; and

•	various combinations of separate anti PD-1/L1 and costimulatory monoclonal antibodies such as OX-40, 4-1BB, and others.
Novel Platform Competitors
Multifunctional therapeutic protein platforms potentially competitive with our platform include:

•	Amgen, Inc. (BiTE®): fusion proteins consisting of two single-chain variable fragments to link T-cells to tumors;

•	Macrogenics, Inc. (DART®): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Xencor, Inc. (XmAb Bispecific): Optimized Fc domains for improved potency, half-life and stability;

•	Zymeworks, Inc. (Azymetric™): Proprietary amino acid modifications to facilitate interaction of distinct heavy chains;

•	Pieris Pharmaceuticals, Inc. (Anticalin®): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Compass Therapeutics, LLC (Targeted Immunomodulation™, StitchMabs™): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics, Inc.: TriTAC™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain, and antigen-binding domain;

•	Shattuck Labs, Inc.: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets;

•	Ablynx NV (Nanobody®), purchased by Sanofi Pharma, Inc.: Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms; and

•	Five Prime Therapeutics, Inc.: Proprietary protein library and rapid protein production and testing platform.
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
The FDA also has the authority to require a Risk Evaluation and Mitigation Strategies, or REMS, plan either before or after approval, which may impose further requirements or restrictions on the distribution or use of an approved therapeutic. The EMA now routinely requires risk management plans, or RMPs, as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, the relevant governmental authority of any EU member state can request an RMP whenever there is a concern about the risk/benefit balance of the product.
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
As of September 30, 2019, we had $47.0 million in cash and cash equivalents, restricted cash, and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
These restrictions could inhibit our ability to pursue our business strategies. If we default under our term loan agreement, including a material adverse change in our business, operations or condition (financial or otherwise), and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if some or all of these instruments are accelerated upon a default. We may incur additional indebtedness in the future. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. As of September 30, 2019, our patent portfolio consists of over 95 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
We may seek orphan drug designation from the FDA and the EMA for certain of our product candidates. However, we may never receive such designation. Even if we are able to obtain orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, regulatory authorities may subsequently approve the same drug with the same active moiety for the same condition if they conclude that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process. In addition, orphan drug exclusivity could block the approval of one of our therapeutic candidates if a competitor obtains approval of the same therapeutic product as defined by the FDA before we do, or if our therapeutic candidate is determined to be within the same class as the competitor’s therapeutic product for the same indication or disease.
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
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in March 2017, the government of the United Kingdom formally initiated the withdrawal process. The timing of the United Kingdom’s exit from the European Union remains uncertain; the European Union has extended the deadline for the United Kingdom to exit the European Union until January 31, 2020. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union. Any business we conduct, now and in the future, in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. There are many ways in which our business could be affected, only some of which we can identify as of the date of this filing.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 76% of our common stock as of September 30, 2019. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our January 2019 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a registration statement on the date on which we filed our Annual Report on Form 10-K. The resale registration statement was declared effective by the SEC on April 4, 2019 and permits the resale by the private placement investors of approximately 4.7 million shares of our common stock as well as approximately 1.8 million shares of common stock issuable upon the exercise of warrants issued in the private placement. The shares subject to outstanding options and warrants, of which options and warrants to purchase 1,329,416 and 1,872,452 shares, respectively, were exercisable as of September 30, 2019, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Warrant to Purchase Common Stock, dated August 26, 2019, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	8-K	001-37449	4.1	8/28/2019

10.1	Amended and Restated Loan and Security Agreement, dated August 26, 2019, by and among Alpine Immune Sciences, Inc., AIS Operating Co., Inc. and Silicon Valley Bank	8-K	001-37449	10.1	8/28/2019

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

ALPINE IMMUNE SCIENCES, INC.
Date: November 14, 2019	By:	/s/ Mitchell Gold
	Name:	Mitchell Gold
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: November 14, 2019	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer