Form 10-K
period 2019-12-31
ALPINE IMMUNE SCIENCES, INC.
filed 2020-03-30
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-37449
ALPINE IMMUNE SCIENCES, INC.
(Exact name of Registrant as specified in its Charter)

Delaware		20-8969493
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

188 East Blaine Street	Suite 200	98102
Seattle,	WA
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (206) 788-4545
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALPN	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 28, 2019, was approximately $21.4 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the Registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of registrant’s common stock outstanding as of February 29, 2020 was 18,587,892.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify, develop and commercialize additional products or product candidates;

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;

•	our ability to obtain funding for our operations;

•	the implementation of our business model and strategic plans for our business and technology;

•	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;

•	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our technology and product candidates;

•	the anticipated impact of the COVID-19 pandemic on our business, research and clinical development plans and timelines and results of operations;

•	the timing or likelihood of regulatory filings and approvals;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the rate and degree of market acceptance and clinical utility of any future products;

•	our ability to maintain and establish collaborations;

•	our ability to achieve milestones in our current and any future collaborations;

•	our expectations regarding market risk, including interest rate changes;

•	our expectations regarding the sufficiency of our cash and cash equivalents to fund operations for at least the next 12 months;

•	developments relating to our competitors and our industry; and

•	our expectations regarding licensing, acquisitions and strategic operations.
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

PART I

Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company dedicated to discovering and developing innovative, protein-based immunotherapies targeting the immune synapse to treat cancer and autoimmune and inflammatory diseases. Our proprietary scientific platform converts native immune system proteins into differentiated, multi-targeted therapeutics potentially capable of modulating the human immune system and significantly improving outcomes in patients with serious diseases.
Our lead program is ALPN-101, a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies have demonstrated efficacy in models of graft versus host disease, or GVHD, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, systemic lupus erythematosus, or SLE, and Sjögren’s syndrome. In an oral presentation at the 2019 American Society of Hematology Annual Meeting, we discussed data from our Phase 1 healthy volunteer study demonstrating that ALPN-101 was well-tolerated as single intravenous or subcutaneous doses, without cytokine release, infusion-related reactions, hypersensitivity, or other signs of agonist activity. Based on our Phase 1 data, we opened BALANCE for enrollment, an open-label, dose escalation, and expansion Phase 1b/2 study in patients with steroid-resistant or steroid-refractory active acute GVHD. We intend to enroll patients throughout 2020 and into 2021. Beyond acute GVHD, we believe that ALPN-101 has the potential to be effective in inflammatory diseases like rheumatoid arthritis, SLE, and Sjögren’s syndrome.
Our lead oncology program is ALPN-202, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. In addition, ALPN-202 has a unique immuno-modulatory profile and has demonstrated evidence of anti-tumor immunity in preclinical models. Based on ALPN-202’s efficacy in preclinical models and favorable nonclinical safety and development profile, we have opened NEON-1 for enrollment, a Phase 1 dose escalation and expansion study in patients with advanced malignancies. We intend to enroll patients throughout 2020 and into 2021.
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, or ECT, such as chimeric antigen receptor T cells, or CAR-T, T cell receptor-engineered T cells, or TCR-T, and tumor infiltrating lymphocytes, or TILs. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEARTM T-cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Our Strategy
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goals, we intend to:
Aggressively move our lead inflammation/autoimmune program ALPN-101 through clinical development for the treatment of inflammatory diseases.

•	We intend to enroll patients in BALANCE, an open-label, dose escalation, and expansion Phase 1b/2 study in patients with active acute GVHD throughout 2020 and into 2021.
Aggressively move our lead oncology program ALPN-202 through clinical development for the treatment of cancer.

•	We intend to enroll patients in NEON-1, a Phase 1 dose escalation and expansion clinical study in patients with advanced malignancies throughout 2020 and into 2021.

Maximize the value of our pipeline and platform via potential partnering activities.

•	We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Product Pipeline
We have a diverse pipeline of novel therapies, as shown in Figure 1 below. In 2019, we completed enrollment in our Phase 1 healthy volunteer study of ALPN-101. We are open for enrollment in our study of ALPN-101 in acute GVHD and are considering additional indications, such as rheumatoid arthritis, SLE or Sjögren’s syndrome. We also are open for enrollment in our Phase 1 dose escalation and expansion study of ALPN-202 in advanced malignancies.
Figure 1
Our Scientific Platform
The human immune system is a complex network of biological processes and structures evolved to protect humans from external infections and harmful changes of internal cells. Within the immune system, proteins play a key role in a variety of essential functions, including recognition of foreign and self-antigens, cell adhesion and trafficking, and modulation of cellular activity through costimulatory or inhibitory signaling. Our scientific platform seeks to develop novel therapeutics by engineering native, or so-called “wild-type,” proteins with unique properties that may benefit patients with cancer or inflammatory diseases. We have focused our efforts to-date on two major protein superfamilies that play critical roles in the regulation of immune cell signaling and activity: the immunoglobulin superfamily (IgSF) and the tumor necrosis factor (receptor) superfamily (TNFSF/TNFRSF).

The IgSF is the largest family of adhesion, costimulatory (activating), and inhibitory (blocking) proteins found on the surface of immunological, neurological, and other human cell types. These cell surface and soluble molecules are broadly involved with recognition of antigens, assisting in the formation of the immune synapse, and performing costimulatory, coinhibitory, and cytokine receptor signaling functions. This family includes many well-known targets, such as those seen in Figure 2. We believe the IgSF protein family members may be particularly valuable because many IgSF proteins naturally bind multiple binding partners, also referred to as “counterstructures.” ALPN-101 and ALPN-202 are both derived from members of the IgSF.
Figure 2
TNFSF/TNFRSF proteins are expressed broadly in the immune system and play a critical role in immune cell signaling and proliferation. TNFSF/TNFRSF members are composed of 48 unique proteins that are structurally similar and are characterized by their ability to bind to trimeric tumor necrosis factors. Members of the TNFSF/TNFRSF include many clinically relevant targets with applications in both autoimmune disease and immuno-oncology (e.g., CD40, TACI, BCMA, 4-1BB, TNFα). Several candidates developed as part of our ALPN-303 program were derived from the TNFSF/TNFRSF.
Our scientists create engineered proteins from IgSF members (variant immunoglobulin domains, or vIgDs) and TNFSF/TNFRSF members (variant TNF domains, or vTDs). We use directed evolution, which is an iterative scientific engineering process purposefully conducted to modify an IgSF and TNFSF/TNFRSF protein for a desired therapeutic function. The potential to create therapies capable of working within a formed immune synapse, forcing a synapse to occur, or preventing a synapse from occurring are important, novel attributes of our scientific platform.
Figure 3 illustrates the process of directed evolution in our scientific platform. Our scientists utilize yeast display protein library strategies to identify variants of wild-type proteins with desired binding characteristics. We start with a wild-type IgSF or TNFSF/TNFRSF protein and then enter a cycle of library generation and yeast display. Flow cytometry or other methods are used to sort for yeast clones displaying variants with desired binding characteristics. Biologic and biophysical assays of purified proteins assess biological function and manufacturing characteristics. The end product is an optimized vIgD or vTD. Additional cycles can be carried out by building next generation libraries from the output of prior libraries to result in further optimization.
Figure 3

Our scientific platform is generally able to improve upon native IgSF or TNFSF/TNFRSF activity regardless of whether natural binding affinity is weak or strong. When starting affinity is very weak, techniques employed by our scientists have accomplished several thousand-fold increases in binding affinity with sometimes as few as two library generation cycles. Even when starting affinity is very high, our scientific platform can still improve binding affinities. The same general strategies can be used when the desired therapeutic profile requires reduced affinity compared to the wild-type protein. We have applied our scientific platform to several IgSF and TNFSF/TNFRSF protein targets, including the disclosed programs in Figure 4.
Figure 4

We believe our vIgDs and vTDs are highly flexible. In many cases, a single affinity-maturation campaign can result in multiple domains suitable for use in the formats such as those illustrated in Figure 5 and further described below.

vIgDs
vTDs
~70-110 aa
Multi-specific
Fc Fusion
Fc
Fc
ALPN-101
ALPN-202
mAb-vIgD
Fusion (V-mAb)
mAb
Cell Therapy
Enhancement
TCR/
CAR

Adaptimmune
TRANSFORMING T CELL THERAPY

Figure 5
vIgD-Fc or vTD-Fc
A vIgD- or vTD-Fc fusion protein is the simplest format. Our lead autoimmune/inflammation program, ALPN-101, and lead oncology program, ALPN‑202, are both examples of vIgD-Fc formats. The engineered vIgD protein is fused to an Fc backbone. Combining vIgDs or vTDs with antibody Fc domains to make Fc fusion proteins potentially allows for better expression, facilitates purification, and improves pharmacokinetic (dosing) properties. Fc fusion proteins are a standard format in the industry, with examples such as etanercept, abatacept, and belatacept. A vIgD- or vTD-Fc could potentially be administered intravenously, subcutaneously, topically, or via other methods of delivery.
Cell Therapy Enhancement
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, such as CAR-Ts, TCR-Ts, or TILs.
Collaboration with Adaptimmune Therapeutics
In addition to advancing programs internally, we continue to seek partners who can bring therapeutic area experience, development expertise, commercialization capabilities, and funding allowing us to maximize the potential of vIgDs and our scientific platform. In May 2019, we entered into a collaboration and license agreement with Adaptimmune Therapeutics to develop next-generation SPEAR™ T-cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We and Adaptimmune will collaborate on a specified number of programs to develop SIP and TIP candidates with tailored affinities and modulatory activities that may enhance the anti-tumor responses seen with Adaptimmune’s SPEAR™ T-cells. For each program, Adaptimmune has an option to take a worldwide exclusive license for development and commercialization of SPEAR™ T-cell products incorporating the developed SIP or TIP candidate for the treatment of cancer. Under the terms of the collaboration agreement, Adaptimmune provided an upfront payment and will provide research funding for ongoing programs. In addition, we may be eligible for downstream development and commercialization milestones up to $288 million, if all pre-specified milestones for each program are achieved. In addition, we are eligible to receive low-single digit royalties on worldwide net sales of the applicable products.

ALPN-101, a Dual ICOS/CD28 Antagonist for Inflammatory Diseases
Our lead inflammatory disease program, ALPN-101, is an Fc fusion protein of a human inducible T cell costimulator ligand, or ICOSL, vIgD designed to inhibit simultaneously the CD28 and ICOS T cell costimulatory pathways (Figure 6). This vIgD is fused to an “effectorless” Fc backbone and is intended for the potential treatment of certain inflammatory diseases. Notably, ALPN-101 is not a bispecific antibody construct. A traditional bispecific might be constructed of one domain binding ICOS and one domain binding CD28. Instead, ALPN-101 makes use of a novel single vIgD domain capable of binding both ICOS and CD28 engineered by our scientists using our proprietary scientific platform.
Figure 6
CD28 has been long recognized to be required for naïve T cell activation. The therapeutic inhibitors of the CD28 pathway (e.g., abatacept, CTLA4-Ig; and belatacept, a second generation CTLA4-Ig) have proven valuable for the treatment of some inflammatory arthritis conditions (rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis) and for the prevention of renal allograft rejection. However, therapeutic blockade of the CD28 pathway, primarily as studied with abatacept, has not been successful in several other inflammatory diseases (e.g., Crohn’s disease, lupus nephritis, multiple sclerosis) despite extensive evidence implicating T cells in disease pathogenesis and evidence of clinical biological activity. This suggests an additional pathogenic costimulatory pathway(s) remains unaddressed.
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
We have performed a number of pre-clinical experiments demonstrating ALPN‑101 is active in both in vitro and in vivo models, several of which are described below.

A potent immunomodulator of diseased cells
ALPN-101 inhibits cytokine production from human peripheral blood mononuclear cells in vitro more potently than single CD28 (abatacept, or CTLAr-Ig) or ICOS (prezalumab, or anti-ICOSL mAB) pathway inhibitors alone or in combination (Figure 7).
Figure 7
Human Xenograft GVHD Model
ALPN-101 has been studied in an in vivo mouse model of GVHD, a damaging and potentially fatal inflammatory disease frequently observed following allogeneic stem cell and/or bone marrow transplant treatments for cancer or other serious diseases. The results represented in Figure 8 shows ALPN-101 had superior survival when dosed three times per week for four weeks compared to belatacept (an FDA-approved drug for prevention of renal allograft rejection - a type of inflammation-related rejection process analogous to GVHD). In fact, 100% of ALPN-101 multi-dose treated animals across three different dose levels survived. Animals given only a single dose of ALPN-101 performed comparably to animals treated with belatacept dosed 3x/week for four weeks, demonstrating the potency and efficacy of ALPN-101 in this disease model.
Figure 8

Arthritis Model
Figure 9 shows data from an in vivo collagen-induced arthritis model. This model is designed to test a drug’s ability to reduce inflammatory signals thought to play a role in rheumatoid arthritis, psoriatic arthritis, and other types of inflammatory arthritis conditions. In the data presented at the 2019 annual meeting of the American College of Rheumatology, ALPN-101 was superior to abatacept, a drug approved by the FDA to treat rheumatoid, psoriatic, and juvenile idiopathic arthritis.

Collagen-Induced Arthritis

Saline
Fc Control
Abatacept
ALPN-101
Disease Score
Study Day
0
2
4
6
8
10
12
14
20
25
30

Figure 9
Sjögren’s Syndrome Model
Sjögren’s syndrome is an autoimmune disease in which immune cells attack the glands that produce saliva and tears. In an animal model of salivary gland inflammation (sialoadenitis), a key organ manifestation of Sjögren’s syndrome, ALPN-101 appeared more efficacious in reducing the incidence and severity of sialadenitis as compared to abatacept or wild-type ICOSL-Fc alone or in combination. These data were presented at the 2019 annual meeting of the American College of Rheumatology. (Figure 10)
Figure 10

Summary of ALPN-101 Program Preclinical Data
Our scientists and collaborators have demonstrated in in vivo preclinical studies that ALPN-101:

•	improves survival compared to belatacept in an in vivo animal GVHD model;

•
reduces disease severity and delays disease onset time relative to control in an in vivo arthritis model with activity superior to abatacept, an FDA-approved drug for rheumatoid, psoriatic, and juvenile idiopathic arthritis;

•	demonstrates control of colitis in an animal model of inflammatory bowel disease, or IBD;

•	shows improved disease scores in an animal model of multiple sclerosis, or MS, compared to abatacept; and

•	demonstrates a lower incidence and severity of sialadenitis, a model of Sjögren’s syndrome, as compared to abatacept or wild-type ICOSL-Fc alone or in combination.
ALPN-101 Clinical Development
We recently completed a Phase 1 study of ALPN-101 in healthy volunteers (NCT03748836). This study was designed to evaluate the safety and tolerability of single and multiple ascending intravenous and/or subcutaneous doses of ALPN-101. In addition, pharmacokinetics, pharmacodynamics and exploratory biomarkers were evaluated to help determine ALPN-101’s potential for the treatment of inflammatory diseases. Results from the single ascending dose, or SAD, portion of the study were discussed at an oral presentation at the 2019 American Society of Hematology Annual Meeting. In summary, ALPN-101 was generally well-tolerated, without evidence of cytokine storm or release, and without clinical signs or symptoms of immunogenicity. In addition, pharmacokinetic and pharmacodynamic data (Figure 11) support development of ALPN-101 in acute GVHD and additional indications, such as rheumatoid arthritis, systemic lupus erythematosus, or SLE, and Sjögren’s syndrome. We anticipate additional results from the ALPN-101 Phase 1 healthy volunteer trial will be presented at an upcoming scientific conference, investor meeting, or other forum in 2020.
Figure 11
Graft versus host disease
We have opened BALANCE, a Phase 1b/2, open-label, dose escalation and expansion trial of ALPN-101 in patients with steroid-resistant or steroid-refractory active acute GVHD. GVHD is the most common life-threatening complication of allogeneic transplantation of hematopoietic cells and occurs when T cells in the donated tissue (graft) recognize the recipient (host) as foreign, resulting in donor T cell attack upon recipient cells and tissues. It is estimated by the Center for International Blood & Marrow Transplant Research that there are over 8,500 allogeneic hematopoietic cell transplants in the United States each year. Approximately 30-50% of all patients undergoing transplant develop acute GVHD, which classically begins before 100 days after transplantation. GVHD patients resistant or refractory to typical first-line agents including steroids (approximately 30-50% of acute GVHD patients), have a poor long-term prognosis, with a mortality rate of 75% or higher. Additional therapeutic options therefore remain critically needed. Based on our preclinical data demonstrating robust efficacy in GVHD models as well as literature showing superiority of combined blockade of CD28 and ICOS compared to isolated blockade of either pathway alone suggests that ALPN-101 has the potential to be beneficial for treating GVHD.
Additional indications
In addition to steroid-resistant or steroid-refractory acute GVHD, we believe that ALPN-101 has the potential to be effective in inflammatory disease like rheumatoid arthritis, SLE, and Sjögren’s based on:

•	Clinical experience with therapies targeting the CD28 and/or ICOS pathways;

•	Translational disease tissue expression of CD28 and/or ICOS pathway targets; and

•	Preclinical disease model efficacy (literature and/or ALPN unpublished)
ALPN-202, a Conditional CD28 Costimulator and Dual PD-L1/CTLA-4 Inhibitor for Oncology
Immune checkpoint blockade using inhibitors of the cytotoxic T-lymphocyte antigen 4, or CTLA-4, or programmed death 1, or PD-1, pathways have been therapeutically successful for a wide variety of malignancies, dramatically altering the treatment paradigm in oncology. However, the majority of patients treated with an inhibitor of CTLA-4, PD-1, or programmed death-ligand 1, or PD-L1, fail to respond or develop resistance, indicating that additional strategies to improve anti-tumor immunity and responses remain needed to improve outcomes. Because immune checkpoints like PD-1 and CTLA-4 appear to suppress anti-tumor immune responses in part by inhibiting the activating signals mediated by cluster of differentiation 28, or CD28 (Figure 12a), next generation immunotherapeutic strategies may substantially improve anti-tumor responses by activating a T cell (co-)stimulatory pathway(s) while also inhibiting a checkpoint pathway(s). Preferably, such activity might be focused primarily within the tumor microenvironment to limit potential systemic immune activation and toxicity.
ALPN-202 is an Fc fusion protein of a modified human cluster of differentiation 80, or CD80, vIgD designed to block the inhibitory immune checkpoints PD-L1 and CTLA-4, and to provide PD-L1-dependent T cell activation via CD28 costimulatory receptor. As illustrated in Figure 12b, ALPN-202 binds PD-L1 expressed on the tumor, blocking PD-L1/PD-1 interactions. Localized to the tumor, ALPN-202 is able to provide a CD28 signal to T cells (PD-L1-dependent CD28 costimulation). Additionally, ALPN-202 binds CTLA-4 expressed on T cells and blocks CTLA4-CD80/CD86 interactions.
Figure 12a                     Figure 12b

Using in vitro assays, we have characterized and validated the three primary mechanisms of action of ALPN-202: conditional CD28 costimulation and dual PD-L1/CTLA-4 inhibition (Figure 13). Importantly, CD28 costimulation with ALPN-202 requires both T-cell receptor, or TCR, signaling and expression of PD-L1 on the antigen presenting cell, or APC. PD-L1 dependent T-cell costimulation is a unique and key attribute of ALPN-202 which we believe may limit the risk for systemic toxicity while providing potent anti-tumor activity.
Figure 13
ALPN-202 has also been validated in in vivo tumor models. In a mouse model where mice were implanted with MC38 mouse colon cancer tumors transfected with human PD-L1, ALPN-202 as a monotherapy demonstrated superior tumor control compared to durvalumab, an FDA-approved anti-PD-L1 monoclonal antibody (Figure 14).
    Figure 14                        Figure 15

When tumor-free mice in the ALPN-202 arm were re-challenged with additional tumors, they continued to be tumor free despite no additional doses of ALPN-202. (Figure 15)

The effects of ALPN-202 or durvalumab on various components of the immune system were compared using a technique called RNA sequencing in the tumor model. This technique generates a display of inflammatory gene signatures where green represents lower or no upregulation of inflammatory genes and red represents higher upregulation of inflammatory genes. For the treatment of cancer, it is thought the more upregulation of the immune system - indicated by higher upregulation of inflammatory genes - potentially results in better outcomes for patients. As seen in Figure 16 below, ALPN-202 upregulates a broader variety of different inflammatory genes connected with several different types of immune cells compared to durvalumab.
Figure 16
Summary of ALPN-202 Preclinical Data
We have demonstrated in preclinical studies that ALPN-202:

•	exhibits three primary mechanisms of action: conditional CD28 costimulation and dual PD-L1/CTLA-4 inhibition;

•	improves tumor control in a human PD-L1 transduced mouse model of colon cancer compared to the FDA approved anti PD-L1 therapeutic durvalumab;

•	demonstrates a more robust intra-tumor inflammatory signature in the mouse colon cancer model than durvalumab, potentially indicating superior immune system upregulation to fight cancer; and

•	has the potential to be used as a monotherapy or in combination with standard of care chemotherapy or checkpoint only inhibition.
ALPN-202 Clinical Development
We have opened NEON-1, our phase 1 study in patients with advanced malignancies and intend to continue to enroll patients throughout 2020 and into 2021. Expansion cohorts in selected tumor types may be informed by a biomarker strategy which is actively under development.
Other Research Programs
In addition to our ALPN-101 and ALPN-202 programs, we have a number of other research efforts underway to address cancer and inflammatory diseases that we intend to continue to develop either internally or together with a partner. We plan to disclose preclinical data on our ALPN-303 program of engineered B cell modulation for autoimmune disease at a scientific meeting in 2020.
Manufacturing
We have established in-house non-cGMP recombinant protein generation capabilities enabling our scientific platform, including validation of new scientific discoveries in vitro and in vivo. Having protein production capabilities in-house allows more rapid progression for vIgDs and vTDs generated by our scientific platform.

We have chosen U.S.-based contract drug substance and U.S. and Australian drug product manufacturers for our initial cGMP clinical trial supplies of ALPN-101 and ALPN-202. We believe these contract manufacturers’ particular expertise in protein production, analytical development and fill/finish provide us with the capability to meet rapid timelines encompassing the development of production cell-lines to manufacturing of clinical trial quantities of the biopharmaceutical product.
We have successfully completed two cGMP manufacturing campaigns for ALPN-101 and one cGMP campaign for ALPN-202 and believe we have produced sufficient quantities of drug product necessary to execute our stated BALANCE and NEON-1 clinical trials. We have not yet manufactured any of our proteins at commercial scale.
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
See the risk factor “We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to us. If these companies develop technologies or therapeutic candidates more rapidly than we do, or their technologies, including delivery technologies, are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected.” in Part I, Item 1A of this report for more discussion of the effects of competition and competitors on our business.
ALPN-101 Program ICOSL/CD28 Competitors
The competitors listed below have programs targeting either ICOS or CD28 (or one of their ligands). To our knowledge, there are currently no competitors with a single molecule targeting ICOS and CD28 simultaneously.

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc (rozibafusp alfa (AMG570/MEDI0700));

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA (FR104); and

•	an anti-CD28 peptide being developed by AtoxBio, Inc (reltecimod (AB-103)).
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

•	wild-type CD80-Fc being developed by Five Prime Therapeutics, Inc. (FPT155);

•	bispecific antibodies being developed by Regeneron targeting tumor specific antigens and CD28 (REGN5678 anti-PSMAxCD28);

•	trispecific antibodies being developed by Sanofi (CD3xCD38xCD28);

•
bifunctional fusion protein composed of monoclonal antibody against PD-L1 fused to the extracellular domain of human transforming growth factor-ß, or TGF-ß, receptor II being developed by EMD Serono, Inc and GlaxoSmithKline plc (bintrafusp alfa, or M7824);

•	bifunctional fusion protein composed of PD-1 and OX40L developed by Shattuck Labs, Inc. (SL-279252);

•	bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Pieris Pharmaceuticals, Inc. (PRS-344);

•	bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, and XmAb23104 targeting PD-1 and ICOS;

•	bispecific constructs called “DARTs” being developed by Macrogenics Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;

•	bispecific monoclonal antibody being developed by Tesaro, Inc., which was purchased by GlaxoSmithKline plc, targeting PD-1 and LAG-3;

•	small molecule antagonists being developed by Aurigene Ltd and Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;

•	FS118, a bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology, Ltd.;

•	various combinations of separate anti PD-1/L1 and anti-CTLA-4 monoclonal antibodies; and

•	various combinations of separate anti PD-1/L1 and costimulatory monoclonal antibodies such as OX-40, 4-1BB, and others.
Novel Platform Competitors
Multifunctional therapeutic protein platforms potentially competitive with our platform include:

•	Amgen, Inc. (BiTE®): fusion proteins consisting of two single-chain variable fragments to link T-cells to tumors;

•	Macrogenics Inc. (DART®): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Xencor Inc. (XmAb Bispecific): Optimized Fc domains for improved potency, half-life and stability;

•	Zymeworks Inc. (Azymetric™): Proprietary amino acid modifications to facilitate interaction of distinct heavy chains;

•	Pieris Pharmaceuticals, Inc. (Anticalin®): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Compass Therapeutics LLC (Targeted Immunomodulation™, StitchMabs™): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics Inc.: TriTac™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain and antigen-binding domain;

•	Shattuck Labs, Inc.: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor, or TNF, and checkpoint targets;

•	Ablynx NV (Nanobody®), purchased by Sanofi Pharma, Inc.: Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms; and

•	Five Prime Therapeutics, Inc: Proprietary protein library and rapid protein production and testing platform.

Intellectual Property
Our scientific platform and substantially all our intellectual property have been developed internally. As of December 31, 2019, our patent portfolio consists of over 100 pending patent applications. Our initial patent application is directed to our scientific platform itself. Our second patent application is directed to the TIP program. We filed subsequent patent applications directed to our SIP program as well as to various target domains under development. To date, some of these applications have published but none have yet matured into granted patents. Each of these patent applications is solely owned by us. As we continue the development of our scientific platform and target vIgDs, we intend to continue pursuing intellectual property protection for these technologies.
We have in-licensed some intellectual property and trade secret materials on a non-exclusive basis. To date, such non-exclusive in-licenses are solely related to commercially-available cell lines involved in the manufacture of our vIgD programs. To date, no other intellectual property related to our scientific platform has been in-licensed.  We have out-licensed two programs under our TIP/SIP technology to Adaptimmune Therapeutics on an exclusive basis. No other out-licenses have been made.
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
Once a therapeutic candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of protein chemistry, formulation, and stability, as well as studies to evaluate toxicity in animals. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. Currently, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing the clinical trials to commence or not allowing the clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during drug development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin. We have completed dosing for only one clinical trial for any of our current therapeutic candidates, the AIS-A01 dosing study of ALPN-101 in healthy volunteers beginning in January 2019.
Clinical trials involve the administration of the therapeutic candidate to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. For each medical center proposing to conduct a clinical trial, an institutional review board, or IRB, must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, an IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice requirements, including the requirements for informed consent.
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

•
Phase 1 clinical trials are initially conducted in a limited population of subjects to test the therapeutic candidate for safety, dose tolerance, absorption, metabolism, distribution, and excretion in healthy humans or, on occasion, in patients with severe problems or life-threatening diseases to gain an early indication of its effectiveness.

•
Phase 2 clinical trials are generally conducted in a limited patient population to evaluate preliminary efficacy of the therapeutic candidate for specific targeted indications in patients with the disease or condition under study, evaluate dosage tolerance and appropriate dosage, determine a dosage schedule, and identify possible adverse effects and safety risks.

•
Phase 3 clinical trials are commonly definitive efficacy studies of the experimental medication. Phase 3 trials are typically conducted when Phase 2 clinical trials demonstrate a dose range of the therapeutic candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites.

In some cases, the FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional post-approval clinical trials to further assess the biologic’s safety and effectiveness after BLA approval. Such post-approval clinical trials are typically referred to as Phase 4 clinical trials.
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
Once a BLA has been accepted for filing, by law the FDA will review the application and respond to the applicant, but the review process may be significantly delayed by FDA’s requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA evaluates a standard original BLA submission within the first 60 days of its receipt to determine if it is sufficiently complete to conduct a full review, and the FDA has a goal of responding to the submission within ten months of the 60-day filing date, but this timeframe is often extended. The FDA may refer the application to an advisory committee for review, evaluation, and/or recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of a BLA if the applicable statutory and regulatory criteria are not satisfied, or for any reason, or it may require additional clinical data. Even if such data are submitted, the FDA may ultimately decide the BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. Once the FDA approves a BLA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the biologic reaches the market. Where a withdrawal may not be appropriate, the FDA still may seize existing inventory of such biologic or require a recall of any biologic already on the market. In addition, the FDA may require testing, including Phase 4 clinical trials and surveillance programs to monitor the effect of approved biologics which have been commercialized. The FDA has the authority to prevent or limit further marketing of a biologic based on the results of these post-marketing programs.
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
Under the Best Pharmaceuticals for Children Act, certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a “Written Request,” relating to the use of the active moiety of the therapeutic candidate in children. The FDA may not issue a Written Request for studies on unapproved or approved indications where it determines information relating to the use of a therapeutic candidate in a pediatric population, or part of the pediatric population, may not produce health benefits in that population. In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most therapeutic candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the therapeutic candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the therapeutic candidate is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a noncompliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.
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
Healthcare Reform
In 2010, Congress passed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to as the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes, and fraud and abuse, impacting existing government healthcare programs and resulting in the development of new programs, including Medicare payment for performance initiatives, and improvements to the physician quality reporting system and feedback program. The Affordable Care Act also does, among other things, the following:

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
In particular, we expect the current U.S. presidential administration and Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the U.S. healthcare reform legislation. Since taking office, President Trump has continued to support the repeal of all or portions of the ACA. President Trump has also issued an executive order in which he stated it is his administration’s policy to seek the repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the ACA to the maximum extent permitted by law. There is still uncertainty with respect to the impact the current U.S. presidential administration and Congress may have, if any, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation on our company.
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
Employees
As of December 31, 2019, we had 53 employees, of which 41 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Facilities
We leased a facility containing our research and development, laboratory, and office space located at 201 Elliott Avenue West, Seattle, Washington. The lease expired on December 31, 2019. In March 2019, we entered into a lease for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington which we have occupied since November 2019. See Part I, Item 2 of this report for more details on the terms of the lease. We believe that our existing facility is adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.
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
Our principal executive office is located at 188 East Blaine Street, Suite 200, Seattle WA, 98102. Our telephone number is (206) 788-4545. Our website is www.alpineimmunesciences.com. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report.
This Annual Report on Form 10-K includes our trademarks and registered trademarks, including “vIgD”, “vTD”, “Transmembrane Immunomodulatory Protein” (“TIP”) and “Secreted Immunomodulatory Protein” (“SIP”).

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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of December 31, 2019, we had $40.9 million in cash and cash equivalents, restricted cash, and short-term investments. We have developed a plan to implement cost cutting measures to reduce our working capital requirements assuming no additional planned financing. The plan includes a delay in hiring and additional reductions in personnel-related costs and other discretionary expenditures that are within our control and do not effect the anticipated timing of our Phase 1 clinical trials. Based on this plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies using our proprietary scientific platform technology, which produces variant Ig domains or vIgDs. We have had significant operating losses since inception. For 2019, our net loss was $41.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Relatively few therapeutic candidates based on immunoglobulin superfamily, or IgSF, domains have been tested in animals or humans, and a number of clinical trials conducted by other companies using IgSF domains technologies have not been successful. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic candidate to be effective, such as the ability to remain stable or active in the human body for the period of time required for the therapeutic candidate to reach the target tissue and/or cell. We currently have only limited data, and no conclusive evidence, to suggest we can introduce these necessary therapeutic properties into vIgD-based therapeutic candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, vIgDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. For example, in the context of immunotherapies, in a Phase 1 clinical trial of TeGenero AG’s product candidate TGN1412, healthy volunteer subjects receiving the product candidate experienced a systemic inflammatory response resulting in renal and pulmonary failure requiring interventions such as dialysis and critical care support. Following this experience, regulatory agencies now ask for evaluation of immunomodulatory antibodies with a number of in vitro assays with human cells. While we continue to evaluate our vIgDs preclinically and clinically, the risk profile in humans is still being fully assessed. Undesirable side effects that may be caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock will decline.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, we are currently advancing the development of both ALPN-101 and ALPN-202; however, even with the significant investment of time and funding to advance ALPN-101 and ALPN-202, we cannot guarantee that our clinical and pre-clinical development efforts will be successful or that any of our product candidates will advance to human clinical trials. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or contract research organizations deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated ALPN-101 in a phase 1 healthy volunteer trial, but we have conducted no clinical trials to date with ALPN-202 and have not dosed ALPN-101 in patients with active inflammatory disease. We will have to conduct trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
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
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in October 2015, we entered into an exclusive, worldwide license and research agreement with Kite Pharma, Inc., or Kite, to research, develop, and commercialize engineered autologous T cell therapies incorporating two targets from our technology. In October 2017, Kite was acquired by Gilead Pharma, Inc. and in May 2019, Kite provided notice to us of termination of the research and license agreement, which was effective in June 2019. Also, in May 2019, we entered into a collaboration agreement with Adaptimmune to develop next-generation SPEAR T-cell products.
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
The COVID-19 coronavirus could adversely impact our business, including our clinical trials.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, SARS-CoV-2 has spread to multiple countries, including the United States and European and Asia-Pacific countries, including countries in which we have planned or active clinical trial sites. As it continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving approval from local regulatory authorities and ethics committees to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•
changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials whose conduct has been affected by the COVID-19 outbreak, such as due to missing data.
The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations and/or business.
Our business could be adversely impacted by the effects of the COVID-19 outbreak originating in China, or by other epidemics. Our supply chain for raw materials, drug substance or drug product is worldwide, including China, and accordingly could be subject to disruption. There may be restrictions on the export or shipment of raw materials, drug substance or drug product that could materially delay our business or clinical trials.
Certain of our research and development efforts are also conducted globally, for example the NEON-1 clinical trial includes investigative sites in Australia. A health epidemic or other outbreak, including the current COVID-19 outbreak, may materially and adversely affect our business, financial condition and results of operations. The extent to which the outbreak impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others.
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

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (AMG570/MEDI0700);

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA (FR104); and

•	a CD28-modulatory peptide being developed by AtoxBio, Inc. (reltecimod (AB-103));
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

•	wild-type CD80-Fc being developed by Five Prime Therapeutics, Inc. (FPT155);

•	bispecific antibodies being developed by Regeneron targeting tumor specific antigens and CD28 (REGN5678 anti-PSMAxCD28);

•	trispecific antibodies being developed by Sanofi (CD3xCD38xCD28);

•
bifunctional fusion protein composed of monoclonal antibody against programmed death ligand 1 (“PD-L1”) fused to the extracellular domain of human transforming growth factor–β (“TGF-β”) receptor II being developed by EMD Serono, Inc and GlaxoSmithKline plc (bintrafusp alfa, or M7824);

•	bifunctional fusion protein composed of PD-1 and OX40L developed by Shattuck Labs, Inc. (SL-279252);

•	bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Pieris Pharmaceuticals, Inc. (PRS-344);

•	bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, and XmAb23104 targeting PD-1 and ICOS;

•	bispecific constructs called “DARTs” being developed by Macrogenics, Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;

•	bispecific monoclonal antibody being developed by Tesaro, Inc., which was purchased by GlaxoSmithKline plc, targeting PD-1 and LAG-3;

•	small molecule antagonists being developed by Aurigene Ltd and Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;

•	FS118, a bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology, Ltd.;

•	various combinations of separate anti PD-1/L1 and anti-CTLA-4 monoclonal antibodies; and

•	various combinations of separate anti PD-1/L1 and costimulatory monoclonal antibodies such as OX-40, 4-1BB, and others.
Novel Platform Competitors
Multifunctional therapeutic protein platforms potentially competitive with our platform include:

•	Amgen, Inc. (BiTE®): fusion proteins consisting of two single-chain variable fragments to link T-cells to tumors;

•	Macrogenics, Inc. (DART®): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Xencor, Inc. (XmAb Bispecific): Optimized Fc domains for improved potency, half-life and stability;

•	Zymeworks, Inc. (Azymetric™): Proprietary amino acid modifications to facilitate interaction of distinct heavy chains;

•	Pieris Pharmaceuticals, Inc. (Anticalin®): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Compass Therapeutics, LLC (Targeted Immunomodulation™, StitchMabs™): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics, Inc.: TriTAC™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain, and antigen-binding domain;

•	Shattuck Labs, Inc.: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets;

•	Ablynx NV (Nanobody®), purchased by Sanofi Pharma, Inc.: Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms; and

•	Five Prime Therapeutics, Inc.: Proprietary protein library and rapid protein production and testing platform.
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
Our business and operations could suffer in the event of system failures.
Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of pre-clinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. To the extent that any disruption or cybersecurity breach was to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and other remediation costs, and the development of our product candidates could be delayed. While we have implemented security measures, our internal computer systems and the external systems and services used by our third-party CMOs, third-party CROs, or other contractors, consultants, directors and partners remain potentially vulnerable to damage from these events.
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
As of December 31, 2019, we had $40.9 million in cash and cash equivalents, restricted cash, and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Nivalis may have experienced ownership changes in the past and may experience ownership changes in the future. In addition, the closing of the merger in 2017 likely resulted in an ownership change for Nivalis. It is likely that, due to the method by which limitations on the utilization of NOL carryforwards are calculated, we will not be able to utilize any of Nivalis’ net operating loss carryforwards and certain other tax attributes. It is also possible that Alpine’s net operating loss carryforwards and certain other tax attributes may be subject to limitation as a result of ownership changes in the past and/or the closing of the merger. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Alpine’s, or any of Nivalis’, net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. As of December 31, 2019, our patent portfolio consists of over 100 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing coverage, reimbursement, and marketing of products regulated by CMS or other government agencies. In addition to new legislation, CMS coverage and reimbursement policies are often revised or interpreted in ways that may significantly affect our business and our products. In particular, we expect the current U.S. presidential administration and Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, U.S. healthcare legislation. A number of additional executive orders have been issued affecting, or potentially affecting, the ACA and other aspects of the healthcare market in the United States. There is a high degree of uncertainty with respect to the impact President Trump’s Administration and Congress may have, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or executive orders or the impact of potential legislation and executive orders on us.
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

Significant developments stemming from the United Kingdom’s recent withdrawal from the European Union could have a material adverse effect on us.
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in January 2020, the United Kingdom officially left the European Union, with a transitional period scheduled to end on December 31, 2020. The United Kingdom’s withdrawal from the European Union and ongoing negotiations related to the United Kingdom’s future trade and other relationships with the European Union have created political and economic uncertainty, particularly in the United Kingdom and the European Union. Any business we conduct, now and in the future, in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s decision to withdraw from the European Union. There are many ways in which our business could be affected, only some of which we can identify as of the date of this filing.
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
It is currently unknown how regulations affecting clinical trials, the approval of our future products, and the sale of these products in the United Kingdom or elsewhere in Europe will be affected by the United Kingdom’s withdrawal from the European Union.
These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the European Union, may adversely affect our operating results and growth prospects.
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
The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;

•	the failure of any of our product candidates, if approved, to achieve commercial success;

•	issues in manufacturing our approved products, if any, or product candidates;

•	the results of current, and any future, preclinical or clinical trials of our product candidates;

•	the entry into, or termination of, key agreements, including key licensing, collaboration or acquisition agreements;

•	the initiation or material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress (or the lack thereof), significant contracts, commercial relationships, or capital commitments;

•	adverse publicity relating to our markets, including with respect to other products and potential products in such markets;

•	adverse publicity about our company, employees, therapeutic candidates, and/or therapeutic products in the media or on social media;

•	the impact of COVID-19 on our company or the economy generally;

•	the introduction of technological innovations or new therapies competing with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	general and industry-specific economic conditions potentially affecting our research and development expenditures;

•	changes in the structure of health care payment systems;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislators, regulators, and the investment community;

•	adverse regulatory decisions;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	commencement of, or our involvement in, litigation;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	period-to-period fluctuations in our financial results; and

•	the other factors described in this “Risk Factors” section.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 76% of our common stock as of December 31, 2019. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our January 2019 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a registration statement on March 18, 2019. The resale registration statement was declared effective by the SEC on April 4, 2019 and permits the resale by the private placement investors of approximately 4.7 million shares of our common stock as well as approximately 1.8 million shares of common stock issuable upon the exercise of warrants issued in the private placement. The shares subject to outstanding options and warrants, of which options and warrants to purchase 1.5 million shares and 1.9 million shares, respectively, were exercisable as of December 31, 2019, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
We have broad discretion over the use of the proceeds to us from our financing activities and may apply the proceeds to uses that do not improve our operating results or the value of your securities.
We have broad discretion over the use of proceeds to us from our financing activities and our stockholders rely solely on the judgment of our board of directors and management regarding the application of these proceeds. Our use of proceeds may not improve our operating results or increase the value of our common stock. Any failure to apply these proceeds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the market price of our common stock to decline.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We leased a facility containing our research and development, laboratory, and office space located at 201 Elliott Avenue West, Seattle, Washington. The lease expired on December 31, 2019.
In March 2019, we entered into a lease for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. The lease term commenced in June 2019. We believe that our existing facility is adequate for our current needs as the facility has sufficient space to house additional personnel as we expand.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
From June 17, 2015 through July 24, 2017, our common stock was traded under the symbol “NVLS.” On July 24, 2017, in connection with the business combination of Nivalis Therapeutics, Inc. and Alpine Immune Sciences, Inc., we completed a 1-for-4 reverse stock split. Commencing on July 25, 2017, our common stock began trading on The Nasdaq Global Market under the symbol “ALPN.” As of February 29, 2020, we have approximately 22 stockholders of record for our common stock, which excludes stockholders whose shares were held in nominee or street name accounts through brokers.
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
Overview
We are a clinical-stage biopharmaceutical company dedicated to discovering and developing innovative, protein-based immunotherapies targeting the immune synapse to treat cancer and autoimmune and inflammatory diseases. Our proprietary scientific platform converts native immune system proteins into differentiated, multi-targeted therapeutics potentially capable of modulating the human immune system and significantly improving outcomes in patients with serious diseases.
Our lead program is ALPN-101, a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies have demonstrated efficacy in models of graft versus host disease, or GVHD, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, systemic lupus erythematosus, or SLE, and Sjögren’s syndrome. In an oral presentation at the 2019 American Society of Hematology Annual Meeting, we discussed data from our Phase 1 healthy volunteer study demonstrating that ALPN-101 was well-tolerated as single intravenous or subcutaneous doses, without cytokine release, infusion-related reactions, hypersensitivity, or other signs of agonist activity. Based on our Phase 1 data, we have opened BALANCE, an open-label, dose escalation, and expansion Phase 1b/2 study in patients with steroid-resistant or steroid-refractory active acute GVHD. We intend to enroll patients throughout 2020 and into 2021. Beyond acute GVHD, we believe that ALPN-101 has the potential to be effective in inflammatory diseases like rheumatoid arthritis, SLE, and Sjögren’s syndrome.
Our lead oncology program is ALPN-202, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. In addition, ALPN-202 has a unique immuno-modulatory profile and has demonstrated evidence of anti-tumor immunity in preclinical models. Based on ALPN-202’s efficacy in preclinical models and favorable nonclinical safety and development profile, we have opened NEON-1, a Phase 1 dose escalation and expansion study in patients with advanced malignancies. We intend to enroll patients throughout 2020 and into 2021.
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, or ECT, such as chimeric antigen receptor T cells, or CAR-T, T cell receptor-engineered T cells, or TCR-T, and tumor infiltrating lymphocytes, or TILs. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEARTM T-cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goals, we intend to:

•	aggressively move our lead inflammation/autoimmune program ALPN-101 through clinical development for the treatment of inflammatory diseases, such as GVHD;

•	aggressively move our lead oncology program ALPN-202 through clinical development for the treatment of cancer; and

•	maximize the value of our pipeline and platform via potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through December 31, 2019, excluding amounts borrowed through debt financing, we have raised an aggregate of $125.2 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $8.3 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of December 31, 2019, we had cash, cash equivalents, restricted cash, and short-term investments totaling $40.9 million.
Our net loss was $41.9 million, $36.5 million, and $7.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

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
Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our collaboration and licensing agreements. We may generate revenue in the future from research support or milestone payments received pursuant to our collaboration agreement with Adaptimmune, or the Adaptimmune Collaboration Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate, if any, will fluctuate from quarter to quarter.
We adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers , as amended, or the new revenue standard or ASC 606, on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. We used the modified retrospective method transition option and recognized the cumulative effect of adopting the new revenue standard as an adjustment to the opening accumulated deficit at January 1, 2018. Accordingly, 2017 comparative information has not been adjusted and continues to be reported under previous accounting standards. See Note 12 for additional information.
Adaptimmune Therapeutics plc
In May 2019, we entered into a collaboration and licensing agreement, or the Adaptimmune Collaboration Agreement. with Adaptimmune Therapeutics plc, or Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T-cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Collaboration Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Collaboration Agreement, we received an upfront license payment of $2.0 million and as of December 31, 2019 we have received an additional $750,000 in research support payments to fund ongoing programs. These payments were recorded as deferred revenue and will be recognized to revenue based on employee hours contributed to each performance obligation. We have recognized a total of $1.3 million in revenue for the year ended December 31, 2019 related to our collaboration agreement with Adaptimmune. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
Kite Pharma, a Gilead company
In October 2015, we entered into the Kite Collaboration Agreement, providing Kite with access to two transmembrane immunomodulatory protein, or TIP, programs for use in Kite’s engineered cellular therapy programs. In May 2019, Kite provided us notice of termination of the Kite Collaboration Agreement following the expiration of the research term. Upon termination, the confidentiality and indemnity obligations of the parties survived and the licenses granted to Kite under the Kite Collaboration Agreement terminated. Pursuant to the terms of the Kite Collaboration Agreement, the termination was effective in June 2019, thirty days after the effectiveness of Kite’s notice. We recognized a total of $5.6 million in revenue related to the Kite Collaboration Agreement over the life of the agreement.
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
We incurred $35.8 million, $29.0 million, and $10.6 million in research and development expenses for the years ended December 31, 2019, 2018, and 2017, respectively. Our research and development expenses could increase for the foreseeable future as we continue to develop our platform and product candidates.

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
We expect general and administrative expenses could increase as we expand infrastructure and continue to prosecute our patents and other intellectual property. Other increases could potentially include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel, and increased fees for directors, outside consultants, lawyers, and accountants. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies.

Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel Venture Capital Ltd., or Laurel, in June 2018. For additional information regarding the sale of the GSNOR asset, please see Note 8 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
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
Interest and Other Expense
Interest and other expense consists primarily of interest associated with our term loan with Silicon Valley Bank and the amortization of the related debt discount.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and short-term investments.
Other Income
Other income consists of a refundable Australian tax credit from our wholly-owned Australian subsidiary.
Income Tax Benefit
Income tax benefit for 2018 relates to the sale of our in-process research and development, or IPR&D. Income tax benefit for 2017 relates to the deferred tax liability recorded in connection with the acquisition of our IPR&D, which had a financial reporting basis of $1.5 million and a tax basis of zero.
Results of Operations
Comparison of Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,		Increase/
	2019	2018	(Decrease)
Collaboration revenue	$1,740	$705	$1,035
Operating expenses:
Research and development	35,847	28,970	6,877
General and administrative	9,467	8,362	1,105
Loss on sale of intangible asset	—	1,203	(1,203)
Total operating expenses	45,314	38,535	6,779
Loss from operations	(43,574)	(37,830)	(5,744)
Other income (expense):
Interest and other expense	(338)	(319)	(19)
Interest income	1,248	1,296	(48)
Other income	812	—	812
Loss before taxes	(41,852)	(36,853)	(4,999)
Income tax benefit	—	366	(366)
Net loss	$(41,852)	$(36,487)	$(5,365)

Collaboration Revenue
Revenue for the year ended December 31, 2019 consists of $1.3 million related to the Adaptimmune Collaboration Agreement and $0.4 million related to the milestone payment from Laurel from the sale of our GSNOR assets. Revenue for the year ended December 31, 2018 relates primarily to upfront research support payments of $5.5 million under the Kite Collaboration Agreement, which were initially recorded as deferred revenue and recognized over the period of the research term completed during the first half of 2018. The adoption of ASC 606 resulted in $0.2 million in higher revenue for the 2018 period, as compared to what would have been recorded under previous accounting guidance.
Research and Development Expenses
The $6.9 million increase in research and development expenses was primarily attributable to an increase of $4.9 million in clinical trial activity, an increase of $0.3 million in direct research activities, an increase of $2.3 million in personnel-related expenses as a result of growth in headcount to support ongoing discovery and development programs, an increase of $0.8 million in stock-based compensation, and an increase of $1.4 million in allocated overhead and facilities. These increases were partially offset by a decrease of $2.8 million in contract manufacturing and process development of our product candidates.
General and Administrative Expenses
The $1.1 million increase in general and administrative expenses was primarily attributable to a $0.7 million increase in personnel-related expenses related to an increase in administrative headcount, a $0.3 million increase in professional and legal services, and an increase of $0.1 million in facility costs to support the growth and expansion of our business.
Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel in June 2018.
Other Income
The $0.8 million increase in other income relates to income from the Australian tax credit from our wholly-owned Australian subsidiary.
Comparison of Years Ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,		Increase/
	2018	2017	(Decrease)
Collaboration revenue	$705	$1,731	$(1,026)
Operating expenses:
Research and development	28,970	10,626	18,344
General and administrative	8,362	6,079	2,283
Loss on sale of intangible asset	1,203	—	1,203
Total operating expenses	38,535	16,705	21,830
Loss from operations	(37,830)	(14,974)	(22,856)
Other income (expense):
Bargain purchase gain	—	6,601	(6,601)
Interest and other expense	(319)	(152)	(167)
Interest income	1,296	542	754
Loss before taxes	(36,853)	(7,983)	(28,870)
Income tax benefit	366	200	166
Net loss	$(36,487)	$(7,783)	$(28,704)

Collaboration Revenue
The $1.0 million decrease in revenue was primarily attributable to the timing of revenue recognized under the Kite Collaboration Agreement, the recognition of the first research support payment under the amendment to the Kite Collaboration Agreement dated as of October 20, 2017, or the Kite Amendment, and the adoption of ASC 606. Under the terms of the Kite Collaboration Agreement, we received upfront payments of $5.5 million, which were initially recorded as deferred revenue and recognized over the period of the research term, which was completed during the first half of 2018. During 2018, the expected research term was extended pursuant to the Kite Amendment and we recognized the first research support payment under the amended agreement. The adoption of ASC 606 resulted in $0.2 million in higher revenue for the 2018 period, as compared to what would have been recorded under previous accounting guidance.
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
Interest and Other Expense
Interest expense relates primarily to interest paid on our term loan with Silicon Valley Bank, which we drew down in June 2017, and the related non-cash interest expense associated with the amortization of the debt discount.
Interest Income
The increase in interest income relates primarily to more interest earned on our short-term investments as we maintained a higher average investment balance during the 2018 period.
Liquidity and Capital Resources
As of December 31, 2019, we had cash, cash equivalents, restricted cash, and short-term investments totaling $40.9 million. Excluding amounts borrowed through debt financing, we have raised an aggregate of $125.2 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $8.3 million through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June 2017, August 2019, and March 2020, we drew down term loans from Silicon Valley Bank, or SVB, as discussed below. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under our collaboration with Adaptimmune; however, our ability to earn these milestone and contingent payments and the timing of achieving these milestones is uncertain.
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
We have considered that our long-term operations anticipate continuing net losses and the need for potential equity or debt financing. We have also considered that new collaborations or selectively partnering our technology or programs may provide other sources of capital. However, there can be no assurances that additional funding or other sources of capital will be available on terms acceptable to us, or at all. Therefore, we developed a plan to implement cost cutting measures to reduce our working capital requirements assuming no additional planned financing. This plan includes a delay in hiring and additional reductions in personnel-related costs and other discretionary expenditures that are within our control and do not effect the anticipated timing of our Phase 1 clinical trials. Based on this plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in preclinical and clinical studies is costly, and the timing of progress in these studies remains uncertain.

Financing Agreements
In January 2019, we entered into a securities purchase agreement, or the Purchase Agreement, with a limited number of accredited investors, pursuant to which we sold approximately 4.7 million units, or the Units, for an aggregate purchase price of $25.3 million in a private placement, which we refer to as the Private Placement. Each Unit has a purchase price of $5.37 per Unit and consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the Purchase Agreement, we issued approximately 4.7 million shares of common stock and warrants to purchase an aggregate of approximately 1.8 million shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years.
Prior to execution and delivery of the merger agreement with Nivalis, certain holders of our Series A-1 convertible preferred stock purchased shares of our Series A-1 convertible preferred stock. In March 2017, we issued and sold 707,330 shares of Series A convertible preferred stock and received a total of $4.0 million. In April 2017, we issued and sold 2,947,211 shares of our Series A-1 convertible preferred stock for an aggregate of $16.7 million in net proceeds. In addition, contemporaneously with the close of the merger with Nivalis, certain existing stockholders of Alpine purchased 1,335,118 additional shares of Alpine’s capital stock for an aggregate of $17.0 million in net proceeds.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement and may at any time suspend solicitation and offers under the Equity Distribution Agreement. As of December 31, 2019, we have made no sales under the Equity Distribution Agreement. In July 2019, our Registration Statement on Form S-3 (File No. 333-212404) expired pursuant to Rule 415(a)(5) under the Securities Act of 1933, as amended. We will be unable to sell shares under the Equity Distribution Agreement until a new Registration Statement on Form S-3 is filed and declared effective by the SEC and a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC.
Long-Term Financing
In December 2016, we entered into a Loan and Security Agreement, or the Original Agreement, with SVB under which we borrowed $5.0 million. The Original Agreement accrued interest at a floating per annum rate equal to the lender’s prime rate minus 1.75%. The Original Agreement had an interest-only period through July 2018.
In August 2019, we entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement, with SVB, pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million, or the Term Loans. Borrowings under the Loan Agreement consist of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under our Original Agreement. We intend to use the remaining proceeds for potential working capital and other general corporate purposes, including the advancement of our development programs. In March 2020, the second tranche of $5.0 million was funded to us. The third and final tranche of up to $5.0 million is available at our option at any time from the date on which SVB receives and approves evidence that we have initiated a Phase 2a trial of ALPN-101 in psoriatic arthritis through July 31, 2020. Each term loan advance, other than the final term loan advance, must be in an amount of not less than $0.5 million and, after repayment, no term loan advance may be re-borrowed.
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
We may prepay all, but not less than all, of the Term Loans subject to a prepayment fee equal to $75,000, which represents the deferred portion of the final payment due under the Original Agreement, plus the outstanding principal balance under the Term Loans at the time of such prepayment multiplied by (i) 2.0%, if the prepayment occurs on or prior to the first anniversary of August 26, 2019, (ii) 1.0%, if the prepayment occurs after the first anniversary of August 26, 2019, but on or prior to the second anniversary of August 26, 2019 or (iii) 0%, if the prepayment occurs after the second anniversary of August 26, 2019, but prior to the maturity date for the Term Loan. A fee in the amount of 5.5% of the Term Loans funded is payable to the Bank on the date on which the Term Loans are prepaid, paid or become due and payable in full.
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new line of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Among other events, a failure to make a required loan payment, an uncured covenant breach or a material adverse change in our business, operations or condition (financial or otherwise) could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. We were in compliance with our covenants as of December 31, 2019. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions. As of December 31, 2019, we had $5.0 million outstanding principal amount under our term loan agreement. See Note 10 for further discussion of our Term Loans.
Operating Lease
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC, or the Landlord, for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5 years. The lease term commenced in June 2019. The “Rent Commencement Date” will be nine months after the commencement date. We are not required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We will receive a maximum tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as restricted cash in our accompanying Consolidated Balance Sheets.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(35,346)	$(28,416)	$(16,572)
Net cash provided by (used in) investing activities	16,763	32,118	(29,803)
Net cash provided by (used in) financing activities	24,255	(991)	42,688

 Net cash used in operating activities:
Net cash used in operating activities was $35.3 million for the year ended December 31, 2019 and consisted primarily of our net loss of $41.9 million. This was offset by increases of $3.2 million in our net operating assets and liabilities and $3.3 million in our net non-cash adjustments, which primarily relates to stock-based compensation, depreciation and amortization.
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

Net cash provided by investing activities was $16.8 million for the year ended December 31, 2019 and consisted primarily of the net maturities, sales and purchases of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities, partially offset by purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $32.1 million for the year ended December 31, 2018 and consisted primarily of the net maturities and purchases of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities, partially offset by purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash used in investing activities was $29.8 million during the year ended December 31, 2017 and consisted primarily of the net purchases and sales of short-term investments, and purchases of property and equipment to build out our laboratory, partially offset by consideration acquired in the merger.
Net cash provided by (used in) financing activities:
Net cash provided by financing activities was $24.3 million for the year ended December 31, 2019 and consisted primarily of the net proceeds of $23.6 million related to the sale of approximately 4.7 million Units under our Purchase Agreement and $2.0 million in net proceeds from our debt refinancing, partially offset by $1.3 million in principal payments on our debt.
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
Revenue Recognition (effective January 1, 2018)
We adopted ASC 606 on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. We used the modified retrospective method transition option and recognized the cumulative effect of adopting the new revenue standard as an adjustment to increase the opening accumulated deficit at January 1, 2018. Accordingly, 2017 comparative information has not been adjusted and continues to be reported under previous accounting standards.
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune and Kite. See further discussion of our collaboration agreements in Note 12.
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
We review the contributed employee hours for each performance obligation under our collaboration agreements and adjust the revenue recognized to reflect changes in assumptions relating to the estimated satisfaction of the performance obligation. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the timing of revenue recorded in future periods could be materially impacted.
Stock-based Compensation
Stock-based compensation is recognized for all share-based payments based on the estimated fair value as of the date of grant. The fair value of our stock options is calculated using the Black-Scholes option pricing model, which requires us to apply our judgment regarding certain key assumptions including risk-free interest rate, expected term, and volatility. For risk-free interest rate, we use the zero-coupon U.S. Treasury instruments security rate with a term equal to the expected life of the option. We use the “simplified method” for options to determine the expected term of stock option granted to employees. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. For volatility, we analyzed the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price. Our assumed dividend yield is zero as we have never paid cash dividends and have no present intention to pay cash dividends. Stock-based compensation expense is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis. For performance-based awards where the vesting of the options may be accelerated upon the achievement of certain milestones, vesting and the related stock-based compensation is recognized as an expense when it is probable the milestone will be met. We recognize forfeiture of awards as they occur rather than estimating the expected forfeiture rate.
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
Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Simplifying the Accounting for Income Taxes. The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740, Income Taxes, and clarifying existing guidance to facilitate consistent application. The standard will become effective for us beginning on January 1, 2021. We are currently evaluating the new standard to determine the potential impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. We do not anticipate the adoption of this ASU to have a material impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations, cash flows, and financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses, as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The standard will become effective for us beginning on January 1, 2020. We do not anticipate the adoption of this ASU to have a material impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. We adopted this ASU effective January 1, 2019 and elected the modified retrospective method transition option, which permitted us not to restate the comparative period presented. Upon adoption, we recorded an operating lease right-of-use asset of $797,000, a corresponding operating lease liability of $883,000, and reduced our deferred rent balance by $86,000 to $0 on our accompanying Consolidated Balance Sheets; there was no effect on opening retained earnings, and we continue to account for leases in the prior period financial statements under ASC Topic 840. In adopting the new standard, we elected to apply the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
No significant changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth the names, ages and positions of our executive officers and directors as of March 30, 2020:

Name	Age	Position
Executive Officers
Mitchell H. Gold, M.D.	52	Executive Chairman and Chief Executive Officer
Stanford Peng, M.D., Ph.D.	49	President and Head of Research and Development
Paul Rickey	41	Senior Vice President and Chief Financial Officer
Non-Employee Directors
Robert Conway	66
Min Cui, Ph.D.	51
Paul Sekhri	61
Peter Thompson, M.D.	60
James Topper, M.D., Ph.D.	58
Jay Venkatesan, M.D.	48
Christopher Peetz	41
Executive Officers
Mitchell H. Gold, M.D. has served as our executive chairman, chief executive officer and a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and prior to the merger served as Alpine’s chief executive officer since June 2016 and as Alpine’s executive chairman and member of Alpine’s board of directors since January 2015. Prior to co-founding Alpine, Dr. Gold was Chairman and Founder of Alpine Biosciences, a privately-held biotech company, from 2012 to 2014. From 2001 to 2012, Dr. Gold served in a variety of roles with Dendreon Corporation (which was acquired by Valeant Pharmaceuticals International, Inc. through an asset purchase agreement), including President, Chief Executive Officer, and Chairman of the board of directors. Earlier in his career, Dr. Gold served as Vice President of Business Development at Data Critical from 2000 to 2001. From 1995 to 2000, Dr. Gold was President and Chief Executive Officer of Elixis Corporation. Dr. Gold is currently a Managing Partner at Alpine BioVentures. Dr. Gold holds an M.D. from Rush Medical College of Rush University Medical Center and a B.S. in Biology from the University of Wisconsin. We believe that Dr. Gold possesses specific attributes that qualify him to serve as a member of our board of directors, including more than 20 years of experience in senior executive management roles with both early stage and public biopharmaceutical companies.
Stanford Peng has served as our president and head of research and development since April 2019, prior to which he served as our executive vice president of research and development and chief medical officer since the completion of the merger of Nivalis and Alpine in July 2017, as Alpine’s chief medical officer from September 2016 to February 2017 and as Alpine’s executive vice president of research and development and chief medical officer from February 2017 until completion of the merger. Prior to joining Alpine, Dr. Peng was chief medical officer and head of clinical development at Stemcentrx, providing strategic oversight of the company’s clinical and translational programs from 2015 to 2016. Previously, Dr. Peng was executive medical director at Seattle Genetics where he developed multiple programs for antibody-drug conjugates from 2014 to 2015. Earlier in his career, he directed translational research and auto-immune related clinical trials as head of the Rheumatology Clinical Research Unit at the Benaroya Research Institute from 2009 to 2014 and served as senior director, clinical research and exploratory development at Roche from 2005 to 2008. Between 2009 and 2014, Dr. Peng also served as member physician at Virginia Mason Medical Center. Dr. Peng served as an assistant professor at the Washington University School of Medicine from 2002 to 2005. From 2008 to 2009, Dr. Peng served as senior director at ARYx Therapeutics, Inc. (Nasdaq: ARYX). Dr. Peng received an M.D. and Ph.D. in biology from the Yale University School of Medicine and a B.A. in music and B.S. in biological sciences from Stanford University.
Paul Rickey has served as our senior vice president and chief financial officer since the completion of the merger of Nivalis and Alpine in July 2017 and prior to the merger served as Alpine’s senior vice president and chief financial officer since

April 2017. Mr. Rickey previously served as chief financial officer of Sound Pharmaceuticals, overseeing finance, accounting and human resources from March 2016 to March 2017. Before joining Sound Pharmaceuticals, Mr. Rickey was vice president of finance and administration of Immune Design Corp. from 2009 to May 2015, which was a publicly traded biotechnology company for a portion of his time there, where he helped complete the company’s private offerings, initial public offering, and follow-on financing, and also oversaw the corporate development, accounting and human resource functions. Before joining Immune Design in 2009, Mr. Rickey was corporate controller of Northstar Neuroscience, a publicly-traded medical device company, where he managed the company’s finance and accounting groups following Northstar’s initial public offering. Prior to his role at Northstar Neuroscience, Mr. Rickey was the accounting manager for Mobliss, Inc., a mobile technology company that was sold to Index Corp., of Japan. Mr. Rickey started his finance career at Ernst & Young LLP. Mr. Rickey graduated from the University of Washington with a B.A. and Masters in Professional Accounting and is a certified public accountant, inactive.
Our Directors
Robert Conway has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and previously served as a member of the board of directors of Nivalis since April 2015. From 1999 to 2012, Mr. Conway served as the chief executive officer and member of the board of directors of Array BioPharma (Nasdaq: ARRY), a publicly traded biopharmaceutical company. Prior to joining Array, Mr. Conway was the chief operating officer and executive vice president of Hill Top Research, from 1996 to 1999. From 1979 until 1996, Mr. Conway held various executive positions for Corning Inc. (NYSE: GLW), including corporate vice president and general manager of Corning Hazleton, a contract research organization. Since 2013, Mr. Conway has served on the board of directors of ARCA BioPharma (Nasdaq: ABIO), a publicly traded biopharmaceutical company, and was elected Chairman in June 2014. From 2004 to 2013, Mr. Conway served on the board of directors of PRA International (Nasdaq: PRAH), which was a public company for a portion of his tenure there. Mr. Conway is also a member of the board of directors of Signant Health and Advarra, Inc., private clinical technology companies. In addition, Mr. Conway is a member of the strategic advisory committee of Genstar Capital. Mr. Conway received a B.S. in accounting from Marquette University in 1976. We believe that Mr. Conway’s experience and expertise in the pharmaceutical industry, pharmaceutical development and clinical trials, and corporate finance, governance, accounting and public company compliance give him the qualifications and skills to serve on our board of directors.
Min Cui, Ph.D. has served as a member of our board of directors since January 2019. Dr. Cui has served as managing director of Decheng Capital, an investment firm focused on life sciences companies, since he founded the firm in 2011. Prior to founding Decheng, Dr. Cui was an investment partner at Bay City Capital, an international life science venture capital firm in San Francisco. Dr. Cui was previously director of strategic investment for the Southern Research Institute, a not-for-profit research organization. Prior to that, Dr. Cui co-founded Pan Pacific Pharmaceuticals and Hucon Biopharmaceuticals, where he led efforts in discovery and development of several key technologies in the fields of oncology, cardiology, infectious and inflammatory diseases. Dr. Cui has served as a member of the board of directors of ARMO BioSciences, Inc., a publicly-traded immuno-oncology company acquired by Eli Lilly and Company in May 2018, from August 2017 to May 2018, and also currently serves on the boards of directors of several private companies. Dr. Cui holds a Ph.D. in Cancer Biology from Stanford University and a BS and MS in Molecular Biology from Peking University. We believe that Dr. Cui’s venture capital and management experience in the pharmaceuticals industry provides him with the qualifications and skills necessary to serve as a member of our board of directors. Dr. Cui was appointed to the Board pursuant to the terms of the Purchase Agreement.
Christopher Peetz has served as a member of our board of directors since April 2018. Mr. Peetz has been the president and chief executive officer of Mirum Pharmaceuticals, Inc. since March 2019 and president since November 2018. He has served as an entrepreneur-in-residence at Frazier Healthcare Partners since May 2017. He served as the chief executive officer of Flashlight Therapeutics, Inc. from May 2017 until December 2019 and served as chief financial officer and head of corporate development at Tobira Therapeutics, Inc., a publicly-traded biotechnology company acquired by Allergan plc in November 2016, from May 2014 to December 2016. Prior to joining Tobira Therapeutics, Mr. Peetz served as vice president, finance & corporate development of Jennerex Biotherapeutics, a private biopharmaceutical company. Prior to Jennerex, Mr. Peetz held various positions at Onyx Pharmaceuticals, Inc. (now Amgen), including oversight of financial planning and analysis, corporate strategy, product lifecycle management and commercial roles. Prior to Onyx, Mr. Peetz provided merger and acquisition advisory services at LaSalle Corporate Finance, a part of ABN AMRO, and held positions at Abgenix Inc. and Solazyme Inc. Mr. Peetz received an MBA from Stanford Graduate School of Business and a B.S.B.A. in Finance, International Business and French from Washington University in St. Louis. We believe Mr. Peetz’ experience in senior management positions in both business and finance and his experience supporting various corporate and financing transactions provide him with the qualifications and skills to serve on our board of directors.
Paul Sekhri has served as a member of our board of directors since the completion of the merger of Nivalis and Private Alpine in July 2017 and previously served as a member of the board of directors of Nivalis since February 2016. Mr. Sekhri has been the president and chief executive officer of eGenesis, Inc., a private life sciences company, since January 2019. Before Mr. Sekhri joined eGenesis, he was the president and chief executive officer of Lycera Corp., a private biopharmaceutical company from February 2015 through January 2019. Prior to this position, he served as senior vice president, integrated care for Sanofi from April 2014 through January 2015, and as group executive vice president, global business development and chief strategy officer for Teva Pharmaceutical Industries, Ltd. from March 2013 to March 2014. Prior to joining Teva, Mr. Sekhri spent five years from January 2009 to February 2013, as operating partner and head of the biotechnology operating group at TPG Biotech, the life sciences venture capital arm of TPG Capital. From 2004 to 2009 Mr. Sekhri was founder, president, and chief executive officer of Cerimon Pharmaceuticals, Inc. Prior to founding Cerimon, Mr. Sekhri was president and chief business officer of ARIAD Pharmaceuticals, Inc. Previously, Mr. Sekhri spent four years at Novartis, as senior vice president, and head of global search and evaluation, business development and licensing for Novartis Pharma AG.
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
Peter Thompson, M.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Private Alpine in July 2017 and previously served as a member of the board of directors of Private Alpine since June 2016. Dr. Thompson currently serves as a private equity partner for OrbiMed Advisors LLC, an investment firm focused on the healthcare sector, where he has also served as venture partner since joining in September 2010. Dr. Thompson is a co-founder of and has served as a member of the board of directors of Corvus Pharmaceuticals, Inc. (Nasdaq: CRVS) since December 2014. Dr. Thompson also served as a director of Adaptimmune Therapeutics plc (Nasdaq: ADAP), a biopharmaceutical company, from 2014 until June 2018. Dr. Thompson has served as a member of the board of directors of Prevail Therapeutics Inc. (Nasdaq: PRVL) since October 2017 and also currently serves on the boards of directors of several private companies. Dr. Thompson is a board-certified internist and oncologist and has served as Affiliate Professor of Neurosurgery at the University of Washington since 2010. Dr. Thompson co-founded and served as the chief executive officer of Trubion Pharmaceuticals, Inc., a biopharmaceutical company, from 2002 to 2009. Dr. Thompson previously held executive positions at Chiron Corporation and Becton Dickinson and served on the faculty of the National Cancer Institute following his medical staff fellowship there. Dr. Thompson holds a Sc. B. in Molecular Biology and Mathematics from Brown University and an M.D. from Brown University Medical School. We believe that Dr. Thompson’s venture capital and management experience in the pharmaceuticals industry provides him with the qualifications and skills necessary to serve as a member of our board of directors.
James N. Topper, M.D., Ph.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and prior to the merger served as a member of the board of directors of Alpine since June 2016. Dr. Topper has been a partner with Frazier Healthcare Partners since August 2003, serving as general partner since 2005. Before joining Frazier Healthcare Partners, Dr. Topper served as head of the cardiovascular research and development division of Millennium Pharmaceuticals, Inc. and ran Millennium San Francisco (formerly COR Therapeutics, Inc.) from 2002 to 2003. Before the merger of COR and Millennium in 2002, Dr. Topper served as the vice president of biology at COR from 1999 to 2002. Dr. Topper currently serves as a member of the board of directors of AnaptysBio, Inc. (Nasdaq: ANAB), Allena Pharmaceuticals (Nasdaq: ALNA), Aptinyx, Inc. (Nasdaq: APTX) and Entasis Therapeutics Holdings Inc. (Nasdaq: ETTX) and has served on numerous other boards of directors, including Sierra Oncology, Inc. (formerly ProNai) (Nasdaq: SRRA), Amicus Therapeutics, Inc. (Nasdaq: FOLD), Portola Pharmaceuticals, Inc. (Nasdaq: PTLA), and La Jolla Pharmaceutical Company (Nasdaq: LJPC). Dr. Topper received his M.D. and Ph.D. in biophysics from Stanford University and his B.S. in biology from the University of Michigan. We believe that Dr. Topper’s experience overseeing Frazier Healthcare Partners’ investments in biotechnology, his experience in senior management positions, and his significant knowledge of industry, medical and scientific matters, provide Dr. Topper with the qualifications and skills to serve on our board of directors.
Jay Venkatesan, M.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017, served as our president from July 2017 to August 2018 and previously served as Alpine’s chief executive officer from November 2015 to June 2016 and Alpine’s president from June 2016 to July 2017. Dr. Venkatesan also served as a member of Alpine’s board of directors since November 2015. Since May 2018, Dr. Venkatesan has served as chief executive officer and a member of the board of directors of Angion Biomedica, Inc., a private pharmaceutical company. Prior to joining Alpine, Dr. Venkatesan was the executive vice president and general manager of Oncothyreon, Inc. (now Cascadian Therapeutics, which was acquired by Seattle Genetics, Inc. in March 2018) from August 2014 to May 2015 following

Oncothyreon’s acquisition of Alpine Biosciences, where he served as co-founder and chief executive officer. Previously, Dr. Venkatesan was the founder, portfolio manager, and managing director of Ayer Capital Management, a global healthcare equity fund from 2008 to 2013. Prior to that, he was a director at Brookside Capital Partners from 2002 to 2007. Earlier in his career, Dr. Venkatesan was involved in healthcare investing at Partricof & Co. Ventures from 1995 to 1996 and consulting at McKinsey & Company from 1993 to 1995. Dr. Venkatesan is currently a managing partner at Alpine BioVentures. In addition, Dr. Venkatesan currently serves on the board of directors of CellBioTherapy and Exicure Therapeutics (Nasdaq: XCUR). Dr. Venkatesan received an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from the Wharton School of the University of Pennsylvania, and a B.A. in Chemistry from Williams College. We believe that Dr. Venkatesan possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience on the boards of and in management positions with biopharmaceutical companies, including publicly-traded companies.
Code of Business Conduct and Ethics
We are committed to the highest standards of integrity and ethics in the way we conduct our business. Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer, and other executive and senior financial officers. Our Code of Business Conduct and Ethics establishes our policies and expectations with respect to a wide range of business conduct, including preparation and maintenance of financial and accounting information, compliance with laws and conflicts of interest. In accordance with our code of conduct, each of our employees, officers and directors is required to report suspected or actual violations to the extent permitted by law. In addition, our board of directors has adopted separate policies and procedures concerning the receipt and investigation of complaints relating to accounting, internal accounting controls or auditing matters, which are administered by our audit committee. Our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at https://ir.alpineimmunesciences.com/governance. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.
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
The audit committee met four times during 2019. The audit committee also meets periodically with our outside auditors without management present, at such times as it deems appropriate. Our board of directors has adopted a written charter for the audit committee in compliance with the applicable rules of the SEC and the Nasdaq listing standards and which is available on our website at https://ir.alpineimmunesciences.com/governance.

Item 11. Executive Compensation.
Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)		Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Mitchell H. Gold, M.D.	2019	485,000	852,681		218,250	—	1,555,931
Executive Chairman and Chief Executive Officer	2018	400,000	512,630		130,000	—	1,042,630
Paul Rickey	2019	370,000	319,757		119,788	—	809,545
Senior Vice President and Chief Financial Officer	2018	335,000	329,764		86,500	—	751,264
Stanford Peng, M.D., Ph.D.	2019	442,708	319,757	(4)	208,126	—	970,591
President and Head of Research and Development	2018	400,000	1,532,873		103,300	—	2,036,173

(1)
Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of the stock options granted, computed in accordance with the provisions of FASB ASC Topic 718. For additional details regarding the assumptions and methodologies used to calculate the amounts reported, please see the discussion of equity awards contained in Note 13 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(2)
2019 amounts represent cash bonuses earned by the named executive officers pursuant to our Executive Incentive Compensation Plan, or Incentive Plan, for 2019 performance, paid in 2020. In lieu of 100% of such cash bonus amount, Dr. Gold was granted a restricted stock unit, or RSU, award for 67,569 shares of our common stock, representing an aggregate grant date value of $218,250. In lieu of 50% of such cash bonus amounts, Dr. Peng and Mr. Rickey were each granted an RSU award for 32,217 shares of our common stock and 18,543 shares of our common stock, respectively, representing an aggregate grant date value of $104,063 and $59,894, respectively, with the remaining amounts of the cash bonuses earned paid in cash in 2020. 2018 amounts represent cash bonuses earned under our 2018 performance bonus plan, paid in 2019.

(3)	Perquisites and personal benefits are excluded as the total value of all perquisites and personal benefits for each named executive officer is less than $10,000.

(4)	Reflects the probable value of $0 for Dr. Peng’s April 22, 2019 performance-based option award. The maximum value of such award is $231,160.
Executive Employment Arrangements
We entered into amended and restated executive employment agreements with each of Drs. Gold and Peng and Mr. Rickey effective January 1, 2018. Pursuant to these agreements, the annual base salaries for Drs. Gold and Peng and Mr. Rickey were $400,000, $400,000, and $335,000 respectively. In February 2019, the compensation committee approved adjusted salaries for Drs. Gold and Peng and Mr. Rickey of $485,000, $425,000 and $370,000, respectively. Dr. Peng’s salary was increased to $450,000 effective April 16, 2019, in connection with his appointment as our President and Head of Research and Development. In January 2020, the compensation committee approved adjusted salaries for Drs. Gold and Peng and Mr. Rickey of $500,000, $464,000, and $382,000 respectively. Additionally, Drs. Gold and Peng and Mr. Rickey are eligible to earn cash bonuses of up to 50%, 50% and 35%, respectively, of their base salary. The actual amount of such bonuses is tied to the achievement of various objectives for each year. Dr. Gold’s bonus is based solely on achievement of corporate objectives. The bonuses for Dr. Peng and Mr. Rickey are based on 75% corporate objectives and 25% individual objectives. These agreements also provide for certain severance benefits upon the termination of employment or a change in control of the company pursuant to our Change in Control and Severance Policy, or the Severance Policy.
Pursuant to the Severance Policy, if we terminate the employment of any of Dr. Gold, Dr. Peng or Mr. Rickey, each an Eligible Employee, other than for cause, death or disability, or the Eligible Employee resigns for good reason on or within 12 months following a change of control, then, subject to the Eligible Employee signing and not revoking a separation agreement and release of claims and continuing to adhere to the Eligible Employee’s non-competition, non-disclosure and invention assignment agreement, such Eligible Employee will be eligible to receive the following severance benefits, less applicable tax withholdings:

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

•	Payment or reimbursement of continued health coverage for the Eligible Employee and the Eligible Employee’s dependents under COBRA for a period of up to 9 months (or, in Dr. Gold’s case, 12 months).
Outstanding Equity Awards at Year-End
The following table provides information regarding the equity awards outstanding at December 31, 2019 held by each of our named executive officers:

			Option Awards
Name	Vesting Commencement Date	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Mitchell H. Gold	01/16/2015	12/16/2015	51,242	—	—		0.45	12/15/2025
	01/20/2017	03/14/2017	219,209	81,415	—	(1)	0.65	03/13/2027
	01/20/2017	04/12/2017	152,340	56,576	—	(1)	5.02	04/11/2027
	01/02/2018	01/02/2018	33,541	36,459	—	(1)	11.31	01/01/2028
	02/06/2019	02/06/2019	—	200,000	—	(1)	6.51	02/05/2029
Paul Rickey	04/01/2017	04/12/2017	49,693	24,842	—	(1)	5.02	04/11/2027
	01/02/2018	01/02/2018	21,562	23,438	—	(1)	11.31	01/01/2028
	02/06/2019	02/06/2019	—	75,000	—	(1)	6.51	02/05/2029
Stanford Peng	09/06/2016	09/22/2016	131,216	30,276	—	(1)	0.65	09/21/2026
	09/06/2016	03/14/2017	30,283	6,984	—	(1)	0.65	03/13/2027
	01/02/2018	01/02/2018	31,145	33,855	—	(1)	11.31	01/01/2028
	09/28/2018	09/28/2018	—	250,000	—	(2)	6.33	09/27/2028
	02/06/2019	02/06/2019	—	75,000	—	(1)	6.51	02/05/2029
	04/22/2019	04/22/2019	—	—	50,000	(3)	7.20	04/21/2029

(1)
1/4th of the shares will vest on the one-year anniversary of the vesting commencement date, and 1/36th of the remaining shares shall vest on each monthly anniversary thereafter, such that 100% of the shares shall be vested and exercisable as of the four-year anniversary of the vesting commencement date.

(2)
1/2 of the shares subject to the option become vested and exercisable on October 1, 2020 and the balance of the shares subject to the option become vested and exercisable on October 1, 2022, subject to continued service through each such date.

(3)
100% of the shares underlying the option will vest upon the achievement of specified performance goals that are achieved on or prior to April 16, 2023, as determined by the board of directors or the compensation committee of the board of directors.

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
Director Compensation
Director Compensation Policy
In July 2015, our board of directors approved a director compensation policy for our non-employee directors that became effective following our initial public offering and which was most recently amended in March 2019. For purposes of the policy, the board of directors classified each director into one of the two following categories: (1) an “employee director,” is a director who is employed by us; and (2) a “non-employee director,” is a director who is not an employee director. Only non-employee directors will receive compensation under the director compensation policy. Non-employee directors will receive compensation in the form of equity and cash under the director compensation policy, as described below. We believe our non-employee director compensation program provides reasonable compensation to our non-employee directors that is appropriately aligned with our peers and is commensurate with the services and contributions of our non-employee directors.
Non-employee directors receive an initial stock option grant to purchase shares of our common stock upon appointment or election to the board of directors. Pursuant to the March 2019 amendments to the policy, the size of the initial stock option grant is 15,000 shares. Non-employee directors also receive on an annual basis, an additional stock option grant to purchase 7,650 shares. These annual grants occur on the first trading day in January of each year. All options are expected to have an exercise price equal to the closing price of our common stock as reported by Nasdaq on the date of grant subject to vesting in 36 equal monthly installments over a three-year period from the grant date for initial option grants, or in 12 equal monthly installments over a 12-month period from the grant date for annual stock option grants, subject to further evaluation by the compensation committee. On a change in control, all outstanding, unvested options held by non-employee directors are expected to vest in full.
Each non-employee director is eligible to receive the following cash annual retainer, which will be paid quarterly in arrears on a prorated basis.

Annual retainer for board membership	$40,000
Annual retainer for board chairperson	25,000
Annual retainer for audit committee chairperson	15,000
Annual retainer for audit committee member	7,500
Annual retainer for compensation committee chairperson	10,000
Annual retainer for compensation committee member	5,000
Annual retainer for nominating and corporate governance committee chairperson	7,500
Annual retainer for nominating and corporate governance committee member	3,750

2019 Director Compensation Table
The following table shows for the fiscal year ended December 31, 2019 certain information with respect to the compensation of our non-employee directors who served on our board of directors during any part of 2019.

Name	Fees Earned or paid in Cash ($)	Option Awards ($)(1)	Total ($)
Robert Conway(2)	$58,750	$19,259	$78,009
Min Cui, Ph.D.(3)	40,986	28,217	69,203
Peter Thompson, M.D.(4)	52,500	19,259	71,759
James N. Topper, M.D., Ph.D.(5)	50,000	19,259	69,259
Paul Sekhri(6)	53,385	19,259	72,644
Christopher Peetz(7)	47,500	19,259	66,759
Jay Venkatesan, M.D.(8)	40,000	19,259	59,259

(1)
Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of the stock options granted, computed in accordance with the provisions of FASB ASC Topic 718.

(2)	As of December 31, 2019, Mr. Conway held outstanding options to purchase 23,155 shares of common stock.

(3)	As of December 31, 2019, Dr. Cui held outstanding options to purchase 7,650 shares of common stock.

(4)	As of December 31, 2019, Dr. Thompson held outstanding options to purchase 15,300 shares of common stock.

(5)	As of December 31, 2019, Dr. Topper held outstanding options to purchase 15,300 shares of common stock.

(6)	As of December 31, 2019, Mr. Sekhri held outstanding options to purchase 21,243 shares of commons stock.

(7)	As of December 31, 2019, Mr. Peetz held outstanding options to purchase 15,300 shares of common stock.

(8)	As of December 31, 2019, Dr. Venkatesan held outstanding options to purchase 122,713 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2019, with respect to the shares of our common stock that may be issued under existing equity compensation plans:

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted- Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (1)
Equity compensation plans approved by security holders
Amended and Restated 2015 Stock Plan, as amended, or the 2015 Stock Plan	1,369,752	$3.49	—
2015 Equity Incentive Plan	495,548	$11.30	—
2018 Equity Incentive Plan	1,399,266	$6.35	269,959
Employee Stock Purchase Plan	—	N/A	45,211
Total	3,264,566	$5.90	315,170

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

Principal Stockholders
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 29, 2020 for:

•	each person who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The percentage of beneficial ownership shown in the table is based upon 18,587,892 shares outstanding as of February 29, 2020.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we take into account shares of common stock issuable pursuant to stock options, warrants and restricted stock units that may be exercised or that are scheduled to vest on or before the 60th day after February 29, 2020. These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants or restricted stock units for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Alpine Immune Sciences, Inc., 188 East Blaine Street, Suite 200, Seattle, Washington 98102.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
Alpine Immunosciences, L.P.(1)	4,069,222	21.8%
OrbiMed Private Investments VI, LP(2)	3,816,206	20.4%
Decheng Capital China Life Sciences USD Fund III, L.P.(3)	4,400,371	22.2%
Frazier Life Sciences VIII, L.P.(4)	2,716,701	14.5%
Entities affiliated with BVF Partners L.P.(5)	1,137,764	6.1%
Directors and Executive Officers:
Mitchell H. Gold(6)	4,633,474	24.1%
Paul Rickey(7)	113,092	*
Stanford Peng(8)	236,496	1.3%
Jay Venkatesan(9)	4,241,914	22.6%
Peter Thompson(10)	3,833,418	20.4%
James N. Topper(11)	2,733,913	14.6%
Robert Conway(12)	40,067	*
Paul Sekhri(13)	23,155	*
Christopher Peetz (14)	14,662	*
Min Cui(15)	4,405,470	22.2%
All current directors and executive officers as a group (10 persons)(16)	16,206,439	76.1%

(*)	Less than one percent.

(1)
According to a Schedule 13D filed on January 23, 2019 with the Securities and Exchange Commission, Alpine BioVentures, GP, LLC, Mitchell H. Gold and Jay Venkatesan may be deemed to beneficially own 4,069,222 shares which are held by Alpine Immunosciences, L.P., including 74,441 shares issuable upon the exercise of warrants, which are exercisable within 60 days of February 29, 2020. Alpine BioVentures GP, LLC is the general partner of Alpine Immunosciences, L.P. Dr. Gold and Dr. Venkatesan are the Managing Partners of Alpine BioVentures GP, LLC. Dr. Gold and Dr. Venkatesan are also limited partners of Alpine Immunosciences, L.P. By virtue of such relationships, Dr. Gold and Dr. Venkatesan may be deemed to have voting and investment power with respect to the shares held by Alpine Immunosciences, L.P. and as a result may be deemed to have beneficial ownership of such shares. Each of Dr. Gold and Dr. Venkatesan disclaims beneficial ownership of the shares held by Alpine Immunosciences, L.P., except to the extent of his pecuniary interest therein, if any. The address for Alpine Immunosciences, L.P. is 600 Stewart Street, Suite 1503, Seattle Washington 98101.

(2)
According to a Schedule 13D filed on January 23, 2019 with the Securities and Exchange Commission, OrbiMed Advisors LLC and OrbiMed Capital GP VI LLC may be deemed to beneficially own 3,816,206 shares which are held by OrbiMed Private Investments VI, LP, including 145,251 shares issuable upon the exercise of warrants, which are exercisable within 60 days of February 29, 2020. OrbiMed Capital GP VI LLC (“GP VI”) is the general partner of OrbiMed Private Investments VI, LP. OrbiMed Advisors LLC (“OrbiMed Advisors”) is the managing member of GP VI. Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein share voting and investment power over the shares held by OrbiMed Private Investments VI, LP and as a result may be deemed to have beneficial ownership of such shares. Dr. Thompson, an employee of OrbiMed Advisors, may be deemed to have beneficial ownership of such shares. Each of GP VI, OrbiMed Advisors, Carl L. Gordon, Sven H. Borho, Jonathan T. Silverstein and Dr. Thompson disclaims beneficial ownership of the shares held by OrbiMed Private Investments VI, LP, except to the extent of its or his pecuniary interest therein, if any. The address for OrbiMed Private Investments VI, LP is 601 Lexington Avenue, 54th Floor, New York, New York 10022.

(3)
Decheng Capital Management III (Cayman), LLC (“Decheng Capital Management”) and Min Cui may be deemed to beneficially own 4,400,371 shares which are held by Decheng Capital China Life Sciences USD Fund III, L.P. (“Decheng”), including 1,234,636 shares issuable upon the exercise of warrants that are exercisable within 60 days of February 29, 2020. Decheng Capital Management is the general partner of Decheng. Dr. Cui is the sole manager of Decheng Capital Management and may be deemed to have voting and investment power with respect to the shares held by Decheng and as a result may be deemed to have beneficial ownership of such shares. The address for Decheng is 3000 Sand Hill Road, Building 2, Suite 110, Menlo Park, California 94025.

(4)
According to a Schedule 13D filed on January 23, 2019 with the Securities and Exchange Commission, FHM Life Sciences VIII, L.P., FHM Life Sciences VIII, L.L.C., James Topper and Patrick J. Heron may be deemed to beneficially own 2,716,701 shares which are held by Frazier Life Sciences VIII, L.P., including 145,251 shares issuable upon the exercise of warrants that are exercisable within 60 days of February 29, 2020. FHM Life Sciences VIII, LP is the general partner of Frazier Life Sciences VIII, L.P. and FHM Life Sciences VIII, LLC is the general partner of FHM Life Sciences VIII, LP. Dr. Topper and Patrick J. Heron are the sole members of FHM Life Sciences VIII, LLC and therefore share voting and investment power over the shares held by Frazier Life Sciences VIII, L.P. Dr. Topper and Mr. Heron disclaim beneficial ownership of the shares held by Frazier Life Sciences VIII, L.P. except to the extent of their pecuniary interests in such shares, if any. The address for Frazier Life Sciences VIII, L.P. is 601 Union Street, Suite 3200, Seattle, Washington 98101.

(5)
According to a Schedule 13G filed on February 14, 2020 with the Securities and Exchange Commission, (i) Biotechnology Value Fund, L.P. (“BVF”) may be deemed to beneficially own 571,646 shares, (ii) Biotechnology Value Fund II, L.P. (“BVF2”) may be deemed to beneficially own 460,853 shares, and (iii) Biotechnology Value Trading Fund OS LP (“Trading Fund OS”) may be deemed to beneficially own 83,002 shares. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the 83,002 shares held by Trading Fund OS. BVF Partners L.P. (“BVF Partners”), as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 1,137,764 shares beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and a certain BVF Partners managed account (“Partners Managed Account”), including 22,263 shares held in the Partners Managed Account. BVF Inc., as the general partner of BVF Partners, may be deemed to beneficially own the 1,137,764 shares beneficially owned by BVF Partners. Mr. Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 1,137,764 shares beneficially owned by BVF Inc. These shares include an aggregate of 217,875 shares subject to warrants held by BVF, BVF2 and Trading Fund OS that are exercisable within 60 days of February 29, 2020. The warrants are only exercisable to the extent that the holder, together with its affiliates and any other person or entity acting as a group, would not beneficially own more than 4.99% of the outstanding shares of common stock after giving effect to such exercise, as such percentage ownership is determined in accordance with the terms of the warrants (the “Beneficial Ownership Limitation”). As a result, the table above excludes the 217,875 shares subject to warrants exercisable within 60 days of February 29, 2020 due to the Beneficial Ownership Limitation, based on the number of shares outstanding as February 29, 2020. The address of each of BVF Inc., Partners, BVF, BVF2, Trading Fund OS, Partners OS and Mr. Lampert is 44 Montgomery Street, 40th Floor, San Francisco, California 94104.

(6)
Consists of (i) 1,292 shares of our common stock held directly by Dr. Gold, (ii) 562,960 shares of our common stock issuable upon the exercise of options within 60 days of February 29, 2020, (iii) 3,994,781 shares of our common stock held directly by Alpine Immunosciences, L.P and (iv) 74,441 shares of our common stock issuable upon the exercise of warrants held by Alpine Immunosciences, L.P. which are exercisable within 60 days of February 29, 2020. Please see footnote 1 regarding Dr. Gold’s voting and investment power over the shares held by Alpine Immunosciences, L.P.

(7)	Consists of (i) 10,000 shares of our common stock held directly by Mr. Rickey and (ii) 103,092 shares of our common stock issuable upon the exercise of options within 60 days of February 29, 2020.

(8)	Consist of 236,496 shares of our common stock issuable upon the exercise of options within 60 days of February 29, 2020.

(9)
Consists of (i) 21,739 shares of our common stock held directly by Dr. Venkatesan, (ii) 37,266 shares of our common stock held in trust for the benefit of Dr. Venkatesan’s children, (iii) 113,687 shares of our common stock issuable upon the exercise of options within 60 days of February 29, 2020, (iv) 3,994,781 shares of our common stock held directly by Alpine Immunosciences, L.P., and (v) 74,441 shares of our common stock issuable upon the exercise of warrants held by Alpine Immunosciences, L.P. which are exercisable within 60 days of February 29, 2020. Please see footnote 1 regarding Dr. Venkatesan’s voting and investment power over the shares held by Alpine Immunosciences, L.P.

(10)
Consists of (i) 17,212 shares of our common stock issuable upon the exercise of options within 60 days of February 29, 2020, (ii) 3,670,955 shares of our common stock held directly by OrbiMed Private Investments VI, LP and (iii) 145,251 shares of our common stock issuable upon the exercise of warrants held by OrbiMed Private Investments VI, LP which are exercisable within 60 days of February 29, 2020. Please see footnote 2 regarding Dr. Thompson’s voting and investment power over the shares held by OrbiMed Private Investments VI, LP.

(11) Consists of (i) 17,212 shares of our common stock issuable upon the exercise of options within 60 days of February 29, 2020, (ii) 2,571,450 shares of our common stock held directly by Frazier Life Sciences VIII, L.P. and (iii) 145,251 shares of our common stock issuable upon the exercise of warrants held by Frazier Life Sciences VIII, L.P. which are exercisable within 60 days of February 29, 2020. Please see footnote 4 regarding Dr. Topper’s voting and investment power over the shares held by Frazier Life Sciences VIII, L.P.
(12) Consists of 15,000 shares of our common stock held directly by Mr. Conway and 25,067 shares of our common stock issuable upon exercise of options within 60 days of February 29, 2020.

(13)	Consist of 23,155 shares of our common stock issuable upon the exercise of options within 60 days of February 29, 2020.

(14)	Consist of 14,662 shares of our common stock issuable upon the exercise of options within 60 days of February 29, 2020.

(15)
Consists of (i) 5,099 shares of our common stock issuable upon the exercise of options within 60 days of February 29, 2020, (ii) 3,165,735 shares of our common stock held directly by Decheng Capital China Life Sciences USD Fund III, L.P. and (iii) 1,234,636 shares of our common stock issuable upon the exercise of warrants held by Decheng Capital China Life Sciences USD Fund III, L.P. which are exercisable within 60 days of February 29, 2020. Please see footnote 3 regarding Dr. Cui’s voting and investment power over the shares held by Decheng Capital China Life Sciences USD Fund III, L.P.

(16)
Includes only current directors and executive officers serving in such capacity as of February 29, 2020. Includes 1,118,642 shares of our common stock issuable upon the exercise of options within 60 days of February 29, 2020 and 1,599,579 shares of our common stock issuable upon the exercise of warrants within 60 days of February 29, 2020.

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
We also entered into a registration rights agreement requiring us to register the resale of the shares of common stock issued and issuable upon the exercise of warrants. We filed a registration statement on Form S-1 on March 18, 2019 covering the resale of such shares, which registration statement was declared effective by the Securities and Exchange Commission on April 4, 2019.
Indebtedness of Directors and Officers
None of our current or former directors or executive officers is indebted to us, nor are any of these individuals indebted to another entity which indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by us.
Other Transactions
We have granted stock options and/or restricted stock units to our named executive officers, other executive officers and our directors.
Director Independence
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of current directors and considered whether any such director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Based upon information requested from and provided by each current director concerning his background, employment and affiliations, including family relationships, the board of directors has determined that (1) none of our current directors except for Drs. Gold and Venkatesan, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the rules of the Nasdaq. The board of directors also determined that Messrs. Conway (chairman), Sekhri and Peetz, who comprise our audit committee, Drs. Topper (chairman) and Thompson and Mr. Sekhri, who comprise our compensation committee, and Drs. Thompson (chairman) and Cui and Mr. Conway, who comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of Nasdaq.

Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional audit services and other services rendered to our company by EY for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
Fee Category	2019	2018
Audit fees(1)	$393,778	$490,171
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Total fees	$393,778	$490,171

(1)
Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, procedures for comfort letters, consents and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

(3)	Tax fees consist of fees associated with tax compliance, tax advice and tax planning fees.

(4)	All other fees include any fees billed that are not audit fees, audit-related fees or tax fees.
All fees described above were pre-approved by the audit committee.
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Pursuant to its charter, the audit committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit services to be performed by the independent auditor that are not otherwise prohibited by law and any associated fees. All fees paid to EY for 2019 and 2018 were pre-approved by our audit committee. The audit committee may delegate to one or more members of the committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full committee at scheduled meetings.

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

(c)	Exhibits – The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of April 18, 2017, by and among Nivalis Therapeutics, Inc., Nautilus Merger Sub, Inc. and Alpine Immune Sciences, Inc.	8-K	001-37449	2.1	April 18, 2017
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-K	001-37449	3.1	March 28, 2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-204127	3.4	May 13, 2015
4.1	Form of Common Stock Certificate of the Registrant	10-K	001-37449	4.1	March 28, 2018
4.2	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit I LLC	S-1	333-204127	4.2	May 13, 2015
4.3	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit II LLC	S-1	333-204127	4.3	May 13, 2015
4.4	Warrant to Purchase Shares, dated December 16, 2016, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	10-K	001-37449	4.5	March 28, 2018
4.5	Form of Warrant to Purchase Shares of Common Stock issued to certain service providers on April 12, 2017 pursuant to the Amended and Restated 2015 Stock Plan, as amended	10-K	001-37449	4.6	March 28, 2018
4.6	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated January 15, 2019, by and among the Registrant and the Purchasers party thereto	8-K	001-37449	10.3	January 16, 2019
4.7	Warrant to Purchase Common Stock, dated August 26, 2019, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	8-K	001-37449	4.1	August 28, 2019
4.8+	Description of Capital Stock
10.1*	Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.4	June 25, 2015
10.2*	Form of Notice of Stock Option Grant and Stock Option Agreement for Employees under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.5	June 25, 2015
10.3*	Form of Notice of Stock Option Grant and Stock Option Agreement for Non-Employee Directors under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.6	June 25, 2015
10.4*	Nivalis Therapeutics, Inc. Employee Stock Purchase Plan	S-8	333-205220	4.7	June 25, 2015

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.5*	Form of Indemnification Agreement entered into by and between the Registrant and its directors and officers	S-1	333-204127	10.18	May 13, 2015
10.6*	Non-Employee Director Compensation Guidelines	8-K	001-37449	10.2	April 1, 2019
10.7*	Change of Control and Severance Policy	8-K	001-37449	10.1	December 11, 2017
10.8*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Mitchell H. Gold, M.D.	10-K	001-37449	10.33	March 28, 2018
10.9*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Paul Rickey	10-K	001-37449	10.35	March 28, 2018
10.10*	Employment Agreement, dated as of January 1, 2018 , by and between the Registrant and Stanford Peng, M.D., Ph.D.	10-K	001-37449	10.37	March 28, 2018
10.11*	Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.1	September 11, 2017
10.12*	Form of Option Agreement under the Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.2	September 11, 2017
10.13	Equity Distribution Agreement, dated as of June 11, 2018, between Alpine Immune Sciences, Inc. and Piper Jaffray & Co.	8-K	001-37449	1.1	June 11, 2018
10.14*	Alpine Immune Sciences, Inc. 2018 Equity Incentive Plan	8-K	001-37449	10.1	June 14, 2018
10.15*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.2	June 14, 2018
10.16*	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.1	January 27, 2020
10.17	Securities Purchase Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.1	January 16, 2019
10.18	Registration Rights Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.2	January 16, 2019
10.19*	Alpine Immune Sciences, Inc. Executive Incentive Compensation Plan	8-K	001-37449	10.1	April 1, 2019
10.20	Lease Agreement, dated March 14, 2019, by and between the Company and ARE-Seattle No. 28, LLC	10-Q	001-37449	10.6	May 9, 2019
10.21*	Separation Agreement, dated April 24, 2019, by and between the Company and Mark Litton	10-Q	001-37449	10.1	August 13, 2019
10.22	Amended and Restated Loan and Security Agreement, dated August 26, 2019, by and among Alpine Immune Sciences, Inc., AIS Operating Co., Inc. and Silicon Valley Bank	8-K	001-37449	10.1	August 28, 2019
21.1	List of subsidiaries of the Registrant	10-K	001-37449	21.1	March 28, 2018
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Powers of Attorney (contained on signature page)
31.1+	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
32.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or a compensatory plan, contract or arrangement.

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

ALPINE IMMUNE SCIENCES, INC.

Date: March 30, 2020	By:	/s/ Mitchell H. Gold, M.D.
	Name:	Mitchell H. Gold, M.D.
	Title	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.

Date: March 30, 2020	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mitchell H. Gold, M.D. and Paul Rickey, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mitchell H. Gold, M.D.	Chief Executive Officer and Executive Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2020
Mitchell H. Gold, M.D.

/s/ Paul Rickey	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2020
Paul Rickey

/s/ Peter Thomson, M.D.	Director	March 30, 2020
Peter Thompson, M.D.

/s/ James N. Topper, M.D., Ph.D.	Director	March 30, 2020
James N. Topper, M.D., Ph.D.

/s/ Jay Venkatesan, M.D.	Director	March 30, 2020
Jay Venkatesan, M.D.

/s/ Robert Conway	Director	March 30, 2020
Robert Conway

/s/ Paul Sekhri	Director	March 30, 2020
Paul Sekhri

/s/ Christopher Peetz	Director	March 30, 2020
Christopher Peetz

/s/ Min Cui, Ph.D.	Director	March 30, 2020
Min Cui, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Alpine Immune Sciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alpine Immune Sciences, Inc. as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), convertible preferred stock and shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
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
Seattle, WA
March 30, 2020

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$16,123	$10,711
Short-term investments	24,397	41,592
Restricted cash, current	132	—
Prepaid expenses and other current assets	1,650	1,242
Total current assets	42,302	53,545
Restricted cash, noncurrent	254	132
Property and equipment, net	1,552	1,196
Operating lease, right-of-use asset	9,985	—
Total assets	$54,093	$54,873
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,543	$1,716
Accrued liabilities	5,285	4,363
Deferred revenue	1,435	—
Current portion of long-term debt	418	2,048
Total current liabilities	8,681	8,127
Operating lease liability, noncurrent	11,429	—
Long-term debt	4,509	2,155
Total liabilities	24,619	10,282
Commitments and contingencies
Convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized at December 31, 2019 and 2018; zero shares issued and outstanding at December 31, 2019 and 2018	—	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2019 and 2018; 18,638,359 shares issued and 18,587,892 shares outstanding at December 31, 2019; 13,904,672 shares issued and 13,854,205 shares outstanding at December 31, 2018	19	14
Treasury stock, at cost; 50,467 shares at December 31, 2019 and 2018	—	—
Additional paid-in capital	117,371	90,664
Accumulated other comprehensive gain (loss)	10	(13)
Accumulated deficit	(87,926)	(46,074)
Total stockholders’ equity	29,474	44,591
Total liabilities and stockholders’ equity	$54,093	$54,873

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Collaboration revenue	$1,740	$705	$1,731
Operating expenses:
Research and development	35,847	28,970	10,626
General and administrative	9,467	8,362	6,079
Loss on sale of intangible asset	—	1,203	—
Total operating expenses	45,314	38,535	16,705
Loss from operations	(43,574)	(37,830)	(14,974)
Other income (expense):
Bargain purchase gain	—	—	6,601
Interest and other expense	(338)	(319)	(152)
Interest income	1,248	1,296	542
Other income	812	—	—
Loss before taxes	(41,852)	(36,853)	(7,983)
Income tax benefit	—	366	200
Net loss	$(41,852)	$(36,487)	$(7,783)
Comprehensive income (loss):
Unrealized gain (loss) on investments	29	46	(59)
Unrealized loss on foreign currency translation	(6)	—	—
Comprehensive loss	$(41,829)	$(36,441)	$(7,842)
Weighted-average shares used to compute basic and diluted net loss per share	18,358,864	13,849,470	6,481,665
Basic and diluted net loss per share	$(2.28)	$(2.63)	$(1.20)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2016	4,311,770	$11,535	608,701	$—	—	$—	$144	$—	$(1,601)	$(1,457)
Issuance of Series A-1 convertible preferred stock	4,989,663	37,666	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(9,301,433)	(49,201)	9,301,433	1	—	—	49,200	—	—	49,201
Common stock acquired in business combination	—	—	3,914,058	—	—	—	38,103	—	—	38,103
Adjustment of par value from $0.0001 per share to $0.001 per share	—	—	—	13	—	—	(13)	—	—	—
Conversion of warrant liability to equity	—	—	—	—	—	—	52	—	—	52
Exercise of stock options and common stock warrants	—	—	57,453	—	—	—	22	—	—	22
Repurchase of common stock	—	—	(50,467)	—	50,467	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	838	—	—	838
Unrealized loss on investments	—	—	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	—	—	(7,783)	(7,783)
Balance, December 31, 2017	—	—	13,831,178	14	50,467	—	88,346	(59)	(9,384)	78,917
Cumulative effect of changes related to adoption of new revenue standard	—	—	—	—	—	—	—	—	(203)	(203)
Exercise of stock options	—	—	23,027	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	—	—	2,309	—	—	2,309
Unrealized gain on investments	—	—	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	—	—	(36,487)	(36,487)
Balance, December 31, 2018	—	—	13,854,205	14	50,467	—	90,664	(13)	(46,074)	44,591
Issuance of Units in Private Placement, net of offering costs	—	—	4,706,700	5	—	—	23,593	—	—	23,598
Exercise of stock options	—	—	26,987	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	—	—	3,041	—	—	3,041
Issuance of warrants							60			60
Unrealized gain on investments	—	—	—	—	—	—	—	29	—	29
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	(41,852)	(41,852)
Balance, December 31, 2019	—	$—	18,587,892	$19	50,467	$—	$117,371	$10	$(87,926)	$29,474
The accompanying notes are an integral part of these consolidated financial statements

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(41,852)	$(36,487)	$(7,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	16	—	—
Loss on sale of intangible asset	—	1,203	—
Bargain purchase gain	—	—	(6,601)
Depreciation expense	468	388	241
Amortization of premium/discount on investments	(360)	(669)	—
Non-cash interest expense	140	169	87
Deferred income tax	—	(305)	(204)
Stock-based compensation expense	3,041	2,309	838
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(408)	66	(1,193)
Right-of-use asset	1,553	—	—
Accounts payable and accrued liabilities	816	5,390	(226)
Deferred revenue	1,435	(480)	(1,731)
Lease liabilities	(195)	—	—
Net cash used in operating activities	(35,346)	(28,416)	(16,572)
Investing activities
Purchases of property and equipment	(821)	(495)	(586)
Proceeds from sale of intangible asset	—	250	—
Purchase of short-term investments	(59,382)	(72,863)	(88,307)
Maturities of short-term investments	75,575	105,226	—
Proceeds from the sale of short-term investments	1,391	—	27,960
Cash and cash equivalents acquired in connection with merger	—	—	31,130
Net cash provided by (used in) investing activities	16,763	32,118	(29,803)
Financing activities
Proceeds from sale of preferred stock	—	—	37,666
Proceeds from sale of common stock, net of offering costs	23,598	—	—
Proceeds from borrowings, net of issuance costs	1,977	—	5,000
Repayment of debt	(1,333)	(1,000)	—
Proceeds from exercise of stock options	13	9	22
Net cash provided by (used in) financing activities	24,255	(991)	42,688
Effect of exchange rate on cash, cash equivalents and restricted cash	(6)	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	5,666	2,711	(3,687)
Cash and cash equivalents and restricted cash, beginning of period	10,843	8,132	11,819
Cash and cash equivalents and restricted cash, end of period	$16,509	$10,843	$8,132
Supplemental Information
Recognition of right-of-use asset	$11,173	$—	$—
Cash paid for interest	$170	$149	$53
Convertible preferred stock exchanged for common stock	$—	$—	$49,201
Discount in connection with issuance of debt	$—	$—	$428
Cash paid for income taxes	$—	$—	$76
 The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”), together with its consolidated subsidiaries, is a clinical-stage immunotherapy company committed to leading a new wave of immune therapeutics, creating potentially powerful multifunctional immunotherapies to improve patients’ lives via unique protein engineering technologies. Alpine has two lead programs, ALPN-101 for autoimmune/inflammatory diseases, and ALPN-202 for the treatment of cancer. Our proprietary scientific platform uses a process known as directed evolution to convert native immune system proteins from the Immunoglobulin Super Family, or IgSF, into multi-targeted therapeutics potentially capable of modulating the human immune system. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.
Liquidity
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (“Subtopic 205-40”), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We considered such conditions or events and we expect our existing cash and cash equivalents will be sufficient to fund our operations until at least March 30, 2021.
In performing the assessment under Accounting Standards Codification (“ASC”) Topic 205-40, we considered that our long-term operations anticipate continuing net losses and the need for potential equity or debt financing. We also considered that new collaborations or selectively partnering our technology or programs may provide other sources of capital. However, there can be no assurances that additional funding or other sources of capital will be available on terms acceptable to us, or at all. Therefore, we developed a plan to implement cost cutting measures to reduce our working capital requirements assuming no additional planned financing. The plan includes a delay in hiring and additional reductions in personnel-related costs and other discretionary expenditures that are within our control and do not effect the anticipated timing of our Phase 1 clinical trials. Based off of our operating plan, it is probable that the cost cutting measures described above can be effectively implemented to allow us to meet our obligations as they become due within one year after the date that the financial statements are issued.
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

ALPINE IMMUNE SCINECES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include those used for revenue recognition, accruals for clinical trial activities and other accruals, and the estimated fair value of equity-based awards. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Principles of Consolidation
Our consolidated financial statements include the financial position and results of operations of Alpine and our wholly owned operating company and subsidiary, AIS Operating Co., Inc., and our wholly-owned subsidiary Alpine Immune Sciences Australia PTY LTD. All inter-company balances and transactions have been eliminated in consolidation.
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
Restricted cash represents cash drawn on lines of credit used to establish collateral to support the security deposit on our operating leases to rent office and laboratory space in Seattle, Washington.
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
Impairment of Long-lived Assets
We evaluate our long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, we write down the asset to its estimated fair value. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. We did not record any impairments in the years ended December 31, 2019, 2018 and 2017.

ALPINE IMMUNE SCINECES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Common Stock Warrants
We grant common stock warrants to certain non-employee professional advisers from time to time. We account for our warrants at fair value, with changes in fair value recognized in operating expenses. Common stock warrants are initially recorded at their issuance date fair value and unvested warrants are subsequently remeasured at each balance sheet date. These warrants are valued using the Black-Scholes option pricing model based on the estimated market value of the underlying common stock at the valuation measurement dates, the remaining contractual term of the warrant, risk-free interest rates, expected dividends, and expected volatility of the price of the underlying common stock.
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
Revenue Recognition (effective January 1, 2018)
We adopted ASC Topic 606, Revenue from Contracts with Customers , as amended (“new revenue standard” or “ASC 606”) on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. We used the modified retrospective method transition option and recognized the cumulative effect of adopting the new revenue standard as an adjustment to increase the opening accumulated deficit at January 1, 2018. Accordingly, 2017 comparative information has not been adjusted and continues to be reported under previous accounting standards.
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our steps for recognizing revenue consist of; (1) identifying the contract, (2) identifying the performance obligations as either distinct or bundled goods and

ALPINE IMMUNE SCINECES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

services, (3) determining the transaction price associated with each performance obligation for which we expect to be entitled in exchange for transferring such goods and services, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue upon satisfaction of performance obligations.
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune Therapeutics plc (“Adaptimmune) and Kite Pharma, a Gilead company (“Kite”). See further discussion of our collaboration agreements in Note 12.
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
Stock-based Compensation
Stock-based compensation is recognized for all share-based payments based on the estimated fair value as of the date of grant. The fair value of our stock options is calculated using the Black-Scholes option pricing model, which requires judgmental assumptions including volatility, risk-free interest rate and expected term. Stock-based compensation is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis. For performance-based awards where the vesting of the options may be accelerated upon the achievement of certain milestones, vesting and the related stock-based compensation is recognized as an expense when it is probable the milestone will be met. We recognize forfeiture of awards as they occur rather than estimating the expected forfeiture rate.
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

ALPINE IMMUNE SCINECES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net loss and certain changes in equity excluded from net loss. For the years ended December 31, 2019, 2018, and 2017, other comprehensive loss consisted of unrealized losses on our short-term investments and unrealized losses on foreign currency translation.
Foreign Currency Translation
Our wholly-owned Australian subsidiary uses the Australian dollar as its functional currency. All assets and liabilities related to this subsidiary are translated using period-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are included as components of comprehensive gain (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740, Income Taxes, and clarifying existing guidance to facilitate consistent application. The standard will become effective for us beginning on January 1, 2021. We are currently evaluating the new standard to determine the potential impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. We do not anticipate the adoption of this ASU to have a material impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We do not expect the adoption of this ASU to have a material impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses, as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The standard will become effective for us beginning on January 1, 2020. We do not anticipate the adoption of this ASU to have a material impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to separate the lease components from the non-lease components in a contract and recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. It also aligns lease accounting for lessors with the revenue recognition guidance in ASU 2014-09. We adopted this ASU effective January 1, 2019 and elected the modified retrospective method transition option, which permitted us not to restate the comparative period presented. Upon adoption, we recorded an operating lease right-of-use asset of $797,000, a corresponding

ALPINE IMMUNE SCINECES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

operating lease liability of $883,000, and reduced our deferred rent balance by $86,000 to $0 on our accompanying Consolidated Balance Sheets; there was no effect on opening retained earnings, and we continue to account for leases in the prior period financial statements under ASC Topic 840. In adopting the new standard, we elected to apply the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.
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
Pro Forma Financial Information
The following pro forma consolidated results of net loss for the year ended December 31, 2017 assume the business combination was completed as of January 1, 2017 (in thousands, except per share amounts):

Year Ended December 31,
2017
Pro forma revenues	$1,731
Pro forma net loss	$(18,327)
Pro forma basic and diluted net loss per share	$(1.32)

For purposes of the pro forma disclosures above, the primary adjustments for the year ended December 31, 2017 includes the elimination of acquisition related costs and acceleration of stock compensation expense upon the change in control.
4. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

The net loss per share for the year ended December 31, 2019 reflects 4,706,700 shares of our common stock issued pursuant to a private placement financing completed in January 2019. The net loss per share for the year ended December 31, 2017 includes the conversion of 9,301,433 shares of our convertible preferred stock into common stock, and 3,914,058 shares acquired in connection with the merger completed in July 2017.  The significant number of shares issued has affected the year-over-year comparability of our net loss per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been antidilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented.

	December 31,
	2019	2018	2017
Warrants to purchase common stock	1,877,094	24,123	24,123
Options to purchase common stock	3,252,144	2,509,850	1,611,996
Total	5,129,238	2,533,973	1,636,119

5. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	December 31, 2019
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$9,995	$—	$—	$9,995
U.S. treasury bills	5,019	2	—	5,021
Corporate debt securities and commercial paper	21,862	14	—	21,876
Total	$36,876	$16	$—	$36,892

	December 31, 2018
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$6,405	$—	$—	$6,405
U.S. treasury bills	13,966	—	(2)	13,964
Corporate debt securities and commercial paper	31,331	—	(11)	31,320
Total	$51,702	$—	$(13)	$51,689

All short-term investments held as of December 31, 2019 and 2018 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.
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

As of December 31, 2019 and 2018, cash of $3.6 million and $614,000, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Assets:	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$9,995	$—	$—	$9,995
U.S. treasury bills	5,021	—	—	5,021
Corporate debt securities and commercial paper	—	21,876	—	21,876
Total	$15,016	$21,876	$—	$36,892

Assets:	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$6,405	$—	$—	$6,405
U.S. treasury bills	13,964	—	—	13,964
Corporate debt securities and commercial paper	—	31,320	—	31,320
Total	$20,369	$31,320	$—	$51,689

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
7. Property and Equipment
Property and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$1,838	$1,506
General equipment and furniture	486	158
Computer equipment and software	169	103
Leasehold improvements	85	128
Property and equipment, at cost	2,578	1,895
Less accumulated depreciation and amortization	(1,026)	(699)
Property and equipment, net	$1,552	$1,196

Depreciation expense was $468,000, $388,000 and $241,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
In June 2018, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Laurel and completed the sale of global rights to the GSNOR asset. As consideration under the Purchase Agreement, we received a non-refundable closing payment of $250,000, which was accounted for as a purchase of our intangible asset. In June 2019, we recognized as revenue an additional payment of $425,000, related to the asset purchase. In addition, we are eligible to receive milestone payments of up to $20.0 million, in the aggregate upon satisfaction by Laurel of certain regulatory approval milestones. We will also be eligible to receive royalty payments equal to a low single-digit percentage rate of worldwide net sales of any approved products.

Upon the sale of the GSNOR assets, we derecognized the full carrying value of the intangible asset of $1.5 million on our accompanying Consolidated Balance Sheets and recognized a loss on the sale of the intangible asset of $1.2 million on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
9. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Tennant improvement allowance receivable	$586	$—
Prepaid research and development	574	83
Prepaid insurance	301	300
Deferred financing costs	15	477
Prepaid other	74	145
Other receivables	100	237
Prepaid expenses and other current assets	$1,650	$1,242

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Research and development services	$2,543	$2,457
Employee compensation	1,761	1,009
Legal and professional fees	515	646
Accrued other	466	251
Total	$5,285	$4,363

10. Long-term Debt
In December 2016, we entered into a Loan and Security Agreement (the “Original Agreement”), with SVB, under which we borrowed $5.0 million. The Original Agreement accrued interest at a floating per annum rate equal to the lender’s prime rate minus 1.75%. The Original Agreement had an interest-only period through July 2018.
On August 26, 2019 (the “Effective Date”), we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB, pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million (the “Term Loans”). Borrowings under the Loan Agreement consist of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under our Original Agreement. We intend to use the remaining proceeds for potential working capital and other general corporate purposes, including the advancement of our development programs. In March 2020, the second tranche of $5.0 million was funded to us. The third and final tranche of up to $5.0 million is available at our option at any time from the date on which SVB receives and approves evidence that we have initiated a phase 2a trial of ALPN-101 in psoriatic arthritis through July 31, 2020.
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
We may prepay all of the Term Loans subject to a prepayment fee equal to $75,000, which represents the deferred portion of the final payment due under the Original Agreement, plus the outstanding principal balance under the Term Loans at the time of such prepayment multiplied by a prepayment fee of 2.0% in the first year, 1.0% in the second year, and 0% in the third year and thereafter. Additionally, a final payment in the amount of 5.5% of the funded Term Loans is payable to SVB on the date on which the Term Loans are prepaid, paid or become due and payable in full. The final payment fees are recorded in long-term debt with an offsetting reduction to debt discount on our accompanying Consolidated Balance Sheets.
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. We were in compliance with our covenants as of December 31, 2019. As such, as of December 31, 2019, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
In connection with the Loan Agreement, we issued a warrant to SVB to purchase up to 52,083 shares of our common stock at a price of $4.32 per share, 17,361 shares of which became exercisable in August 2019 after we drew down the initial tranche. In March 2020, after we drew down the second tranche of our Term Loan, an additional 17,361 shares became exercisable. If we draw down the third tranche, additional shares will become exercisable. The fair value of the warrants on the date of issuance for the initial tranche was $60,000, determined using the Black-Scholes option-pricing model, and was recorded as a component of equity and as a debt discount on our accompanying Consolidated Balance Sheets. In connection with Original Agreement, SVB also holds 7,069 fully vested common stock warrants at an exercise price of $12.38 per share.
The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the Effective Date of the Term Loan, which resulted in a change of less than 10%. As a result, the remaining unamortized debt discount recorded in connection with the Original Agreement will be amortized to interest expense over the repayment term of Loan Agreement. In connection with the Loan Agreement, we recorded a total debt discount of $477,000, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $140,000, $169,000, and $87,000, for years ended December 31, 2019, 2018, and 2017, respectively. The unamortized discount was $423,000 as of December 31, 2019.
Scheduled principal payments on our outstanding debt as of December 31, 2019 under our Loan Agreement, excluding final fee amounts, are as follows (in thousands):

Year Ending December 31,	Total
2020	$441
2021	1,765
2022	1,765
2023	1,029
2024	—
Total future principal payments	$5,000

11. Commitments and Contingencies
Operating Leases
We leased office and laboratory space located at 201 Elliott Avenue West, in Seattle, Washington, under an agreement classified as an operating lease that expired on December 31, 2019. In May 2017, as required by the terms of the lease, we entered into a line of credit to establish collateral to support the security deposit in an amount of $132,000. This is recorded as current restricted cash in the accompanying Consolidated Balance Sheets.
In March 2019, we entered into a lease for office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. The lease term commenced in June 2019. The “Rent Commencement Date” will be nine months after the commencement date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We are not required to pay base rent from the Rent Commencement Date through the last day of the ninth month following the Rent Commencement Date. We will receive a maximum tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as noncurrent restricted cash in our accompanying Consolidated Balance Sheets.
Upon adoption of ASC Topic 842, Leases, on January 1, 2019, we recognized $883,000 of operating lease liabilities and $797,000 of operating lease right-of-use assets for our existing leases on our consolidated balance sheet. As of December 31, 2019, our operating lease right-of-use assets and operating lease liability associated with our leases were $10.0 million and $11.4 million, respectively. The increases in our operating lease liabilities and operating lease right-of-use assets during 2019 reflect our new lease that commenced in June 2019. Our option to extend the rental term of our lease was not considered reasonably certain as of December 31, 2019.
Supplemental operating lease information for the year ended December 31, 2019 was as follows (in thousands):

Twelve months ended December 31, 2019
Operating lease cost	$1,905
Variable lease cost	370
Total lease cost	$2,275
Cash paid for amounts included in the measurement of lease liabilities	$837
Right-of-use assets exchanged for new operating lease liabilities	$11,173

Variable lease costs represent our share of the landlord’s operating expenses. We do not act as a lessor or have any leases classified as financing leases. As of December 31, 2019, the weighted average remaining lease term for our operating lease was 10.2 years and the weighted average discount for our operating leases was 10.7%. Maturities of our operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Minimum Lease Payments
2020	$216
2021	1,961
2022	2,012
2023	2,065
2024	2,119
Thereafter	11,870
Total future minimum lease payments	20,243
Less: imputed interest	(8,814)
Operating lease liabilities	$11,429

Rent expense, which is recorded on a straight-line basis, was $811,000 and $529,000 for the years ended December 31, 2018 and 2017, respectively.
12. Collaboration and License Agreement
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Collaboration Agreement”) to develop next-generation SPEAR T-cell products. Under the Adaptimmune Collaboration Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies. In June 2019, under the terms of the Adaptimmune Collaboration Agreement, we received an upfront license payment of $2.0 million, and as of December 31, 2019 we have received an additional $750,000 in research support payments to fund ongoing programs. These payments were recorded as deferred revenue and will be recognized to revenue based on employee hours contributed to each performance obligation. We have recognized a total of $1.3 million in revenue for the year ended December 31, 2019 related to our collaboration agreement with Adaptimmune. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
Kite
In October 2015, we entered into a collaboration and licensing agreement (the “Kite Collaboration Agreement”) with Kite, providing Kite with access to two TIP programs for use in Kite’s engineered cellular therapy program. In May 2019, Kite provided us notice of termination of the Kite Collaboration Agreement following the expiration of the research term. Upon termination, the confidentiality and indemnity obligations of the parties survived and the licenses granted to Kite under the Kite Collaboration Agreement terminated. Pursuant to the terms of the Kite Collaboration Agreement, the termination was effective in June 2019, thirty days after the effectiveness of Kite’s notice.

Under the terms of the Kite Collaboration Agreement, in 2015, Kite made upfront payments to us of $5.5 million, which were initially recorded as deferred revenue. Under the Kite Collaboration Agreement, we recorded revenue of $0, $630,000 and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As discussed in Note 2, on January 1, 2018, we adopted the new revenue standard using the modified retrospective method. Our Kite Collaboration Agreement was the only contract that was impacted by the adoption of the new revenue standard. Prior to the adoption of the new revenue standard, we recognized revenue under the Collaboration Agreement based upon the estimated performance periods related to the non-refundable upfront payments we received from Kite. Under the new standard, we recognize revenue based on employee hours contributed to each performance obligation. The cumulative effect adjustment recorded upon the adoption of the new revenue standard resulted in a $203,000 decrease to the opening balance of retained earnings and a $203,000 increase to deferred revenue as of January 1, 2018. As a result, we recognized $203,000 in higher revenue for the year ended December 31, 2018, as compared to what would have been recorded under previous accounting guidance.
13. Stockholders’ Deficit
Common Stock
Shares of common stock reserved for future issuance were as follows:

	December 31,
	2019	2018
Shares to be issued upon exercise of outstanding stock options	3,252,144	2,509,850
Shares to be issued upon conversion of common stock warrants	1,877,094	24,123
Shares available for future stock grants	269,959	496,530
Shares to be issued under employee stock purchase plan	45,211	45,211
Shares of common stock reserved for future issuance	5,444,408	3,075,714

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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We have no obligation to sell any shares under the Equity Distribution Agreement and may at any time suspend solicitation and offers under the Equity

Distribution Agreement. In July 2019, our Registration Statement on Form S-3 (File No. 333-212404), expired pursuant to Rule 415(a)(5) under the Securities Act of 1933, as amended. We will be unable to sell shares under the Equity Distribution Agreement until a new Registration Statement on Form S-3 is filed and declared effective by the SEC and a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC. As of December 31, 2019, no sales under our Equity Distribution Agreement have occurred.
Common Stock Warrants
We have issued warrants in connection with our SVB loans, to certain non-employee professional advisers, and in connection with our Private Placement. We also assumed warrants in connection with the merger. No warrants were exercised or forfeited during the year ended December 31, 2019. A summary of our warrant activity is presented below:

	Warrants Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)
Outstanding at December 31, 2018	24,123	$24.86	5.62
Granted	1,852,971	$12.66	4.10
Outstanding at December 31, 2019	1,877,094	$12.82	4.11
Exercisable at December 31, 2019	1,873,225	$12.83	4.11

Equity Incentive Plans
In June 2018 our stockholders approved, the 2018 Equity Incentive Plan (“2018 Plan”). Upon adoption, we ceased granting stock awards under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan (the “2015 EIP”) and the Amended and Restated 2015 Stock Plan (the “2015 Plan”), collectively, the “Legacy Plans”. All shares of common stock subject to awards under the Legacy Plans that expire or terminate without having been exercised in full, or are forfeited to or repurchased by the company, will be added to the 2018 Plan, up to a maximum of 1,972,784 shares.
Under our 2018 Plan we may issue stock options, stock appreciation rights, restricted stock, restricted stock units or performance shares. As of December 31, 2019 we have only issued stock options to purchase shares of common stock. Our 2018 Plan provides for an annual increase in the number of shares reserved for insurance equal to the lesser of (1) 5% of the number of shares of common stock outstanding as of the last day of the preceding calendar year or (2) 1,500,000. However, our board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares. On January 1, 2020, a total of 929,394 additional shares were automatically added to the shares authorized under the 2018 Plan.
In July 2017, in connection with the merger, we assumed Nivalis’ Employee Stock Purchase Plan (the “ESPP”) and the 2015 EIP. Upon assumption of the ESPP, there were 45,211 shares available for issuance under the ESPP. As of December 31, 2019, we have not activated the ESPP.
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

As of December 31, 2019, a total of 3,753,794 shares of common stock were authorized for issuance under our 2018 Plan, 2015 Plan and 2015 EIP. A summary of stock option activity under our plans is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,509,850	$5.82
Granted	1,156,350	$6.36
Exercised	(26,987)	$0.48
Forfeited/Expired	(387,069)	$7.06
Outstanding at December 31, 2019	3,252,144	$5.91	7.67	$2,569
Vested and expected to vest after December 31, 2019	3,202,144	$5.89	7.64	$2,569
Exercisable at December 31, 2019	1,469,574	$5.09	6.50	$2,121

As of December 31, 2019, there was $6.6 million of unrecognized stock-based compensation expense related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.4 years. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2019, 2018 and 2017 was $155,000, $214,000 and $18,000. We utilize newly issued shares to satisfy option exercises. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $3.0 million, $1.8 million and $139,000, respectively.
In January 2020, we issued 156,326 share of restricted stock units (“RSUs”) at a grant date fair value of $3.23 per share to certain employees in lieu of cash incentive compensation. Half of the shares underlying each RSU will vest on June 30, 2020, with the remaining half vesting on December 31, 2020, subject to each grantee’s continued employment or service to the Company on the applicable vesting dates. In addition, upon a change in control as defined in the 2018 Plan, any unvested shares underlying the RSU will immediately vest.
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

	Years Ended December 31,
	2019	2018	2017
Weighted-average estimated fair value at grant	$4.14	$5.43	$4.69
Risk-free interest rate (1)	1.42% - 2.63%	2.27% - 3.07%	1.90% - 2.26%
Expected term of options (in years) (2)	5.27 – 6.08	5.50 – 7.00	5.69 – 6.32
Expected stock price volatility (3)	70% - 77%	70% - 77%	72% - 83%
Expected dividend yield (4)	—%	—%	—%

(1)	The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.

(2)
We used the “simplified method” for options to determine the expected term of stock options granted to employees, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited time our shares have been publicly traded. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

(3)
Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. We analyzed the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price.

(4)	We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

Stock-based compensation expense is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Employee:
Research and development	$1,608	$890	$183
General and administrative	1,359	1,385	588
Non-Employee:
Research and development	68	16	52
General and administrative	6	18	15
Total stock-based compensation expense	$3,041	$2,309	$838

14. Income Taxes
On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act (TCJA) (“Tax Act”) was enacted into law in the United States of America. We continue to consider the impact of the Base Erosion and Anti-Abuse Tax ("BEAT"), Global Intangible Low-Taxed Income (“GILTI”), the deduction for foreign derived intangible income and other provisions of the Tax Act on an on-going basis. We have elected to treat taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current-period expense when incurred. As such, expected future GILTI inclusions have not been factored into the measurement of our deferred taxes.
Our income (loss) before taxes is derived from domestic (United States) and foreign (Australian) sources as follows:

	Years Ended December 31,
	2019	2018
Domestic	$(38,234)	$(36,853)
Foreign	(3,618)	—
Total	$(41,852)	$(36,853)

The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2019	2018
Current:
U.S. - Federal	$—	$—
U.S. - State	—	(61)
Total current	—	(61)
Deferred:
U.S. - Federal	—	(305)
U.S. - State	—	—
Total deferred	—	(305)
Total income tax benefit	$—	$(366)

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2019	2018
U.S. Statutory rate	21.0%	21.0%
Effect of:
State taxes (net of federal benefit)	—%	3.8%
Permanent differences	(0.1)%	—%
Federal research and development credit	1.1%	4.2%
Change in valuation allowance	(19.8)%	(27.3)%
Benefit of a lower tax rate	—%	(0.1)%
Stock-based compensation	(0.5)%	(0.6)%
Foreign rate differential	0.6%	—%
Other	(2.3)%	—%
Effective income tax rate	—%	1.0%

We recorded no tax expense for the year ended December 31, 2019 and a tax benefit of $366,000 for the year ended December 31, 2018 representing effective tax rates of 0.0% and 1.0% for the years ended December 31, 2019 and 2018, respectively. The difference between the U.S. federal statutory tax rates of 21% and our effective tax rate in all periods is primarily due to a full valuation allowance related to our deferred tax assets, the generation and consumption of federal R&D tax credits, as well as a refund of state taxes from a carryback of the 2018 net operating loss.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss	$17,193	$10,546
Research and development credits	3,182	1,958
Intangible asset basis	35	54
Lease liability	2,400	—
Deferred rent	—	21
Stock based compensation	1,586	1,382
Other	1	3
Gross deferred tax assets	24,397	13,964
Valuation allowance	(22,040)	(13,774)
Total deferred tax assets, net of valuation allowance	2,357	190
Deferred tax liabilities:
Prepaid expenses	(75)	(91)
Fixed asset basis	(185)	(99)
Right-of-use asset basis	(2,097)	—
Total deferred tax liability	(2,357)	(190)
Net deferred tax assets and liabilities	$—	$—

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses, uncertainty of future taxable income, and the accumulated deficit, we provided a full valuation allowance against our deferred tax assets. The valuation allowance increased by $8.3 million and $10.0 million during the year ended December 31, 2019 and 2018, respectively.

We have net operating loss carryforwards as follows (in thousands):

	December 31,
	2019	2018
Federal (before January 1, 2018)	$11,094	$11,094
Federal (after January 1, 2018)	$67,500	$33,417
State	$6,433	$16,756
Foreign	$787	$—

Federal net operating loss carryforwards created before January 1, 2018 begin to expire in 2037. Federal net operating loss carryforwards created after January 1, 2018 carryforward indefinitely. State net operating loss carryforwards begin to expire in 2038. Foreign net operating losses carryforward indefinitely.
We have net research and development tax credit carryforwards as follows (in thousands):

	December 31,
	2019	2018
Federal	$3,986	$2,456

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
The following table summarized the activity related to unrecognized tax benefits (in thousands):

	December 31,
	2019	2018
Unrecognized benefits – beginning of year	$469	$114
Gross increases (decreases) – prior year tax positions	—	59
Gross increases – current year tax positions	306	296
Unrecognized benefit – end of year	$775	$469

All of the unrecognized tax benefits as of December 31, 2019 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $775,000 of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest or penalties related to unrecognized tax benefits for 2019 and 2018.
We do not expect any significant change in our unrecognized tax benefits during the next twelve months.
Our material income tax jurisdictions are the United States (federal), California (state), and Australia (foreign). We are subject to audit for tax years 2012 and forward for federal purposes, 2015 and forward for California purposes, and 2019 and forward for foreign purposes.

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