Form 10-Q
period 2020-03-31
ALPINE IMMUNE SCIENCES, INC.
filed 2020-05-14
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-37449
ALPINE IMMUNE SCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8969493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

188 East Blaine Street, Suite 200
Seattle, WA  98102
(206) 788-4545
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ALPN	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2020, the registrant had 18,587,892 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,446	$16,123
Short-term investments	11,237	24,397
Restricted cash, current	132	132
Prepaid expenses and other current assets	2,273	1,650
Total current assets	38,088	42,302
Restricted cash, noncurrent	254	254
Property and equipment, net	1,669	1,552
Operating lease, right-of-use asset	9,838	9,985
Total assets	$49,849	$54,093
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$468	$1,543
Accrued liabilities	2,551	5,285
Deferred revenue	344	1,435
Current portion of long-term debt	1,742	418
Total current liabilities	5,105	8,681
Operating lease liability, noncurrent	11,716	11,429
Long-term debt	8,169	4,509
Total liabilities	24,990	24,619
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 18,638,359 shares issued and 18,587,892 shares outstanding at March 31, 2020; 18,638,359 shares issued and 18,587,892 shares outstanding at December 31, 2019	19	19
Treasury stock, at cost; 50,467 shares at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	118,417	117,371
Accumulated other comprehensive gain (loss)	(118)	10
Accumulated deficit	(93,459)	(87,926)
Total stockholders’ equity	24,859	29,474
Total liabilities and stockholders’ equity	$49,849	$54,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Collaboration revenue	$1,091	$—
Operating expenses:
Research and development	4,878	10,350
General and administrative	1,778	2,345
Total operating expenses	6,656	12,695
Loss from operations	(5,565)	(12,695)
Other income (expense):
Interest expense	(120)	(70)
Interest income	152	384
Net loss	$(5,533)	$(12,381)
Comprehensive income (loss):
Unrealized (loss) gain on investments	(15)	15
Unrealized loss on foreign currency translation	(113)	(14)
Comprehensive loss	$(5,661)	$(12,380)
Weighted-average shares used to compute basic and diluted net loss per share	18,587,892	17,671,918
Basic and diluted net loss per share	$(0.30)	$(0.70)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	13,854,205	$14	50,467	$—	$90,664	$(13)	$(46,074)	$44,591
Issuance of Units in Private Placement, net of offering costs	4,706,700	5	—	—	23,613	—	—	23,618
Exercise of stock options	124	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	754	—	—	754
Unrealized gain on investments	—	—	—	—	—	15	—	15
Unrealized loss on foreign currency translation	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(12,381)	(12,381)
Balance, March 31, 2019	18,561,029	$19	50,467	$—	$115,031	$(12)	$(58,455)	$56,583

Balance, December 31, 2019	18,587,892	$19	50,467	$—	$117,371	$10	$(87,926)	$29,474
Stock-based compensation	—	—	—	—	986	—	—	986
Issuance of warrants	—	—	—	—	60	—	—	60
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Unrealized loss on foreign currency translation	—	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	—	(5,533)	(5,533)
Balance, March 31, 2020	18,587,892	$19	50,467	$—	$118,417	$(118)	$(93,459)	$24,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Operating activities
Net loss	$(5,533)	$(12,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	135	305
Amortization of premium/discount on investments	(41)	(132)
Non-cash interest expense	44	35
Stock-based compensation expense	986	754
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(623)	303
Right-of-use asset	147	—
Accounts payable and accrued liabilities	(4,005)	106
Deferred revenue	(1,091)	—
Lease liabilities	287	(213)
Net cash used in operating activities	(9,694)	(11,223)
Investing activities
Purchases of property and equipment	(56)	(121)
Purchase of short-term investments	(4,914)	(13,296)
Maturities of short-term investments	18,100	31,125
Proceeds from the sale of short-term investments	—	1,391
Net cash provided by investing activities	13,130	19,099
Financing activities
Proceeds from borrowings, net of issuance costs	5,000	—
Proceeds from sale of common stock, net of offering costs	—	23,618
Repayment of debt	—	(500)
Net cash provided by financing activities	5,000	23,118
Effect of exchange rate on cash, cash equivalents and restricted cash	(113)	(14)
Net increase in cash and cash equivalents and restricted cash	8,323	30,980
Cash and cash equivalents and restricted cash, beginning of period	16,509	10,843
Cash and cash equivalents and restricted cash, end of period	$24,832	$41,823
Supplemental Information
Discount in connection with issuance of debt	$335	$—
Cash paid for interest	$73	$35
Recognition of right-of-use asset	$—	$883

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 is unaudited)

1. Description of Business
Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”), together with its consolidated subsidiaries, is a clinical-stage immunotherapy company committed to leading a new wave of immune therapeutics, creating potentially powerful multifunctional immunotherapies to improve patients’ lives via unique protein engineering technologies. We have two lead programs, ALPN-101 for autoimmune/inflammatory diseases, and ALPN-202 for the treatment of cancer. Our proprietary scientific platform uses a process known as directed evolution to convert native immune system proteins into multi-targeted therapeutics potentially capable of modulating the human immune system. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.
A novel strain of coronavirus, SARS-CoV-2 (“COVID-19”), was first reported in December 2019, and subsequently declared a global pandemic by the World Health Organization in March 2020. As a result of the COVID-19 outbreak, many companies have experienced disruptions in their operations and in markets served.  We have implemented some and may take additional temporary precautionary measures intended to help ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at March 31, 2020. The full extent of the future impacts of the COVID-19 outbreak on our operations is uncertain. A prolonged outbreak may adversely impact our business, including our clinical trials.
Liquidity
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (“Subtopic 205-40”), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We considered such conditions or events and we expect our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.
In performing the assessment under Accounting Standards Codification (“ASC”) Topic 205-40, we considered that our long-term operations anticipate continuing net losses and the need for potential equity or debt financing. We also considered that new collaborations or selectively partnering our technology or programs may provide other sources of capital. However, there can be no assurances that additional funding or other sources of capital will be available on terms acceptable to us, or at all. Therefore, we developed a plan to implement cost cutting measures to reduce our working capital requirements assuming no additional planned financing. The plan includes a delay in hiring and additional reductions in personnel-related costs and other discretionary expenditures that are within our control and do not effect the anticipated timing of our clinical trials. Based off of our operating plan, it is probable that the cost cutting measures described above can be effectively implemented to allow us to meet our obligations as they become due within one year after the date that the financial statements are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include those used for revenue recognition, accruals for clinical trial activities and other accruals, and the estimated fair value of equity-based awards. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years December 31, 2019 and 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020 (“Annual Report”). The results of our operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.
Principles of Consolidation
Our unaudited condensed consolidated financial statements include the financial position and results of operations of Alpine Immune Sciences, Inc. and our wholly owned operating company and subsidiary, AIS Operating Co., Inc., and our wholly-owned subsidiary, Alpine Immune Sciences Australia PTY LTD. All inter-company balances and transactions have been eliminated in consolidation.
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
Short-Term Investments
Our short-term investments include funds invested in highly liquid money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities with a final maturity of each security of less than one year. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets.
If the estimated fair value of a debt security is below its amortized cost basis, we evaluate whether it is more likely than not that we will sell the security before its anticipated recovery in market value. If an impairment exists, the security is written down to its estimated fair value and we consider whether credit losses exist for the related securities. A credit loss exists if the present value of expected cash flows is less than the amortized cost basis of the security. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in other comprehensive income (loss). Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value deemed to be other than temporary are reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) using the specific-identification method.
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreement with Adaptimmune Therapeutics plc (“Adaptimmune”). See further discussion of our collaboration agreements in Note 8.

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
Recently Adopted Accounting Pronouncements
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. We adopted this ASU effective January 1, 2020 and it did not have a material impact on our financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. We adopted this ASU effective January 1, 2020 and it did not have a material impact on our financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses, as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. We adopted this ASU effective January 1, 2020 and it did not have a material impact on our financial statements and related disclosures. We will continue to monitor the impact of the COVID-19 outbreak on expected credit losses.
3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The net loss per share for the three months ended March 31, 2019 partially reflects 4,706,700 shares of our common stock issued pursuant to a private placement financing completed in January 2019, which affects the year-over-year comparability of our net loss per share calculations.

The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented.

	March 31,
	2020	2019
	(unaudited)
Warrants to purchase common stock	1,894,455	1,859,733
Stock options and restricted stock units outstanding	4,257,825	3,406,315
Total	6,152,280	5,266,048

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	March 31, 2020
Assets:	(unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$17,782	$—	$—	$17,782
Corporate debt securities and commercial paper	11,236	1	—	11,237
Total	$29,018	$1	$—	$29,019

	December 31, 2019
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$9,995	$—	$—	$9,995
U.S. treasury bills	5,019	2	—	5,021
Corporate debt securities and commercial paper	21,862	14	—	21,876
Total	$36,876	$16	$—	$36,892

All short-term investments held as of March 31, 2020 and December 31, 2019 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.
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

As of March 31, 2020, and December 31, 2019, cash of $6.7 million and $3.6 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$17,782	$—	$—	$17,782
Corporate debt securities and commercial paper	—	11,237	—	11,237
Total	$17,782	$11,237	$—	$29,019

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$9,995	$—	$—	$9,995
U.S. treasury bills	5,021	—	—	5,021
Corporate debt securities and commercial paper	—	21,876	—	21,876
Total	$15,016	$21,876	$—	$36,892

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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Tenant improvement allowance receivable	$955	$586
Prepaid research and development	831	574
Prepaid insurance	235	301
Prepaid other	171	89
Other receivables	81	100
Prepaid expenses and other current assets	$2,273	$1,650

Accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Research and development services	$1,856	$2,543
Employee compensation	10	1,761
Legal and professional fees	244	515
Accrued other	441	466
Accrued Liabilities	$2,551	$5,285

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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. We were in compliance with our covenants as of March 31, 2020. As such, as of March 31, 2020, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
In connection with the Loan Agreement, we issued a warrant to SVB to purchase up to 52,083 shares of our common stock at a price of $4.32 per share, 17,361 shares of which became exercisable in August 2019 after we drew down the initial tranche. In March 2020, after we drew down the second tranche of our Term Loan, an additional 17,361 shares became exercisable. If we draw down the third tranche of our Term Loan, additional shares will become exercisable. The fair value of the warrants on the date of issuance for the initial tranche and second tranche was $60,000 and $60,000, respectively, determined using the Black-Scholes option-pricing model, and was recorded as a component of equity and as a debt discount on our accompanying Condensed Consolidated Balance Sheets. In connection with Original Agreement, SVB also holds 7,069 fully vested common stock warrants at an exercise price of $12.38 per share.
The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the Effective Date of the Term Loan, which resulted in a change of less than 10%. As a result, the remaining unamortized debt discount recorded in connection with the Original Agreement will be amortized to interest expense over the repayment term of Loan Agreement. In connection with the initial and second tranches of the Loan Agreement, we recorded a total debt discount of $812,000, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $44,000 and $35,000 for the three months ended March 31, 2020 and 2019, respectively. The unamortized discount was $714,000 as of March 31, 2020.

Scheduled principal payments on our outstanding debt as of March 31, 2020 under our Loan Agreement, excluding final fee amounts, are as follows (in thousands):

Year ending December 31,	Total
2020 (remainder of year)	$883
2021	3,529
2022	3,529
2023	2,059
Total future principal payments	$10,000

8. License and Collaboration Agreements
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Collaboration Agreement”) to develop next-generation SPEAR T-cell products. Under the Adaptimmune Collaboration Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies. In June 2019, under the terms of the Adaptimmune Collaboration Agreement, we received an upfront license payment of $2.0 million, and through March 31, 2020 we have received an additional $750,000 in research support payments to fund ongoing programs. These payments are recorded as deferred revenue upon receipt and are recognized to revenue based on employee hours contributed to each performance obligation. We recognized revenue of $1.1 million for the three months ended March 31, 2020 related to the Adaptimmune Collaboration Agreement. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
9. Stockholders’ Equity
Securities Offerings
In June 2018, we entered into an equity distribution agreement, (“Equity Distribution Agreement”), with Piper Jaffray & Co., (“Piper Jaffray”), pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million in gross cash proceeds.
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. In July 2019, our Registration Statement on Form S-3 (File No. 333-212404) expired pursuant to Rule 415(a)(5) under the Securities Act of 1933, as amended. We will be unable to sell shares under the Equity Distribution Agreement until a new Registration Statement on Form S-3 is filed and declared effective by the SEC and a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC. As of March 31, 2020, no sales under our Equity Distribution Agreement have occurred.
Equity Incentive Plans
On January 1, 2020, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 929,394 additional shares were automatically added to the shares authorized under the 2018 Plan.
In January 2020, annual stock option grants totaling 1,026,950 shares with a weighted average exercise price of $3.25 per share were issued to eligible employees and board members.
Also in January 2020, we issued 156,328 shares of RSUs at a grant date fair value of $3.23 per share to certain employees in lieu of cash incentive compensation. Half of the shares underlying each RSU will vest on June 30, 2020, with the remaining half vesting on December 31, 2020, subject to each grantee’s continued employment or service to the Company on the applicable vesting dates. In addition, upon a change in control as defined in the 2018 Plan, any unvested shares underlying the RSU will immediately vest.

Stock-Based Compensation Expense
We use the Black-Scholes option pricing model to estimate the fair value of stock options granted at the grant date. The fair value of RSUs is equal to the closing stock price on the date of grant. We recognize the fair value of stock-based compensation as compensation expense over the requisite service period, which is the vesting period. Stock-based compensation is classified in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Employee:
Research and development	$509	$340
General and administrative	465	383
Non-Employee:
Research and development	11	29
General and administrative	1	2
Total stock-based compensation expense	$986	$754

10. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 0.0% for the three months ended March 31, 2020 and 2019. The difference between the effective tax rate of 0.0% and the U.S. federal statutory rate of 21% for the three-month periods ended March 31, 2020 and 2019 was primarily due to recognizing a full valuation allowance on deferred tax assets.
As of March 31, 2020, we determined that, based on an evaluation of the four sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore we continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2019, included in our Annual Report on Form 10-K, or the “Annual Report”, filed with the SEC on March 30, 2020.
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to identify, develop and commercialize additional products or product candidates;

•	our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;

•	our ability to obtain funding for our operations;

•	the implementation of our business model and strategic plans for our business and technology;

•	the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;

•	the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our technology and product candidates;

•	the anticipated impact of the COVID-19 pandemic on our business, research and clinical development plans and timeliness and results of operations;

•	the timing or likelihood of regulatory filings and approvals;

•	the therapeutic benefits, effectiveness and safety of our product candidates;

•	the rate and degree of market acceptance and clinical utility of any future products;

•	our ability to maintain and establish collaborations;

•	our ability to achieve milestones in our current and any future collaborations;

•	our expectations regarding market risk, including interest rate changes;

•	our expectations regarding the sufficiency of our cash and cash equivalents to fund operations for at least the next 12 months;

•	developments relating to our competitors and our industry; and

•	our expectations regarding licensing, acquisitions and strategic operations.

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
Our lead program is ALPN-101, a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies have demonstrated efficacy in models of graft versus host disease, or GVHD, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, systemic lupus erythematosus, or SLE, and Sjögren’s syndrome. In an oral presentation at the 2019 American Society of Hematology Annual Meeting, we discussed data from our Phase 1 healthy volunteer study demonstrating that ALPN-101 was well-tolerated as single intravenous or subcutaneous doses, without cytokine release, infusion-related reactions, hypersensitivity, or other signs of agonist activity. Based on our Phase 1 data, we have initiated BALANCE, an open-label, dose escalation, and expansion Phase 1b/2 study in patients with steroid-resistant or steroid-refractory active acute GVHD. We intend to enroll patients throughout 2020 and into 2021. Beyond acute GVHD, we believe that ALPN-101 has the potential to be effective in inflammatory diseases like rheumatoid arthritis, SLE, and Sjögren’s syndrome.
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
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through March 31, 2020, excluding amounts borrowed through debt financing, we have raised an aggregate of $125.2 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $8.3 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of March 31, 2020, we had cash, cash equivalents, restricted cash, and short-term investments totaling $36.1 million.
Our net loss was $5.5 million and $12.4 million for the three months ended March 31, 2020 and 2019, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

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
Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our collaboration and licensing agreements. We may generate revenue in the future from research support or milestone payments received pursuant to our collaboration and licensing agreement with Adaptimmune, or the Adaptimmune Collaboration Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate, if any, will fluctuate from quarter to quarter.
Adaptimmune Therapeutics plc
In May 2019, we entered into the Adaptimmune Collaboration Agreement with Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T-cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Collaboration Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Collaboration Agreement, we received an upfront license payment of $2.0 million and as of March 31, 2020 we have received an additional $750,000 in research support payments to fund ongoing programs. These payments were recorded as deferred revenue and will be recognized to revenue based on employee hours contributed to each performance obligation. We have recognized a total of $2.4 million in revenue through March 31, 2020 related to the Adaptimmune Collaboration Agreement. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
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
We incurred $4.9 million and $10.4 million in research and development expenses for three months ended March 31, 2020 and 2019, respectively. Our research and development expenses could increase for the foreseeable future as we continue to develop our platform and product candidates.
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
Interest Expense
Interest expense consists primarily of interest associated with our term loan with Silicon Valley Bank and the amortization of the related debt discount.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and short-term investments.
JOBS Act
On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, for so long as we are an “emerging growth company,” which is until as late as December 31, 2020, we will, among other things not be required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. After we cease to be an “emerging growth company” and for so long as we are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K. There have been no significant or material changes in our significant accounting policies during the three months ended March 31, 2020, as compared to those disclosed in our Annual Report except the following:
Recently Adopted Accounting Pronouncements
In November 2018, the FASB issued Accounting Standards Update, or ASU, No. 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. This ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. We adopted this ASU effective January 1, 2020 and it did not have a material impact on our financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. We adopted this ASU effective January 1, 2020 and it did not have a material impact on our financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses, as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. We adopted this ASU effective January 1, 2020 and it did not have a material impact on our financial statements and related disclosures. We will continue to monitor the impact of the COVID-19 outbreak on expected credit losses.
For information regarding recent accounting pronouncements, see Note 2 of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this report.
Results of Operations
Comparison of Three Months Ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019
	(unaudited)
Collaboration revenue	$1,091	$—	$1,091
Operating expenses:
Research and development	4,878	10,350	(5,472)
General and administrative	1,778	2,345	(567)
Total operating expenses	6,656	12,695	(6,039)
Loss from operations	(5,565)	(12,695)	7,130
Other income (expense):
Interest expense	(120)	(70)	(50)
Interest income	152	384	(232)
Net loss	$(5,533)	$(12,381)	$6,848

Collaboration Revenue
Revenue for the three months ended March 31, 2020 consists of $1.1 million related to the Adaptimmune Collaboration Agreement. We had no revenue during the three months ended March 31, 2019.
Research and Development Expenses
The $5.5 million decrease in research and development expenses was primarily attributable to a decrease of $4.3 million in contract manufacturing and process development of our product candidates, a decrease of $1.3 million in direct research activities, and a decrease of $0.2 million in personnel-related expenses. These decreases were partially offset by increases of $0.2 million in allocated overhead and facilities and $0.1 million in stock-based compensation.
General and Administrative Expenses
The $0.6 million decrease in general and administrative expenses was primarily attributable to a $0.5 million decrease in personnel-related expenses and a decrease of $0.2 million in professional and legal services. These decreases were partially offset by an increase of $0.1 million related to stock-based compensation.
Liquidity and Capital Resources
As of March 31, 2020, we had cash, cash equivalents, restricted cash, and short-term investments totaling $36.1 million. Excluding amounts borrowed through debt financing, we have raised an aggregate of $125.2 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $8.3 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June 2017, August 2019, and March 2020, we drew down term loans from Silicon Valley Bank, or SVB, as discussed below. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under our collaboration with Adaptimmune; however, our ability to earn these milestone and contingent payments and the timing of achieving these milestones is uncertain.
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
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;

•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting preclinical research and clinical trials;

•	whether our existing collaborations generate substantial milestone payments and, ultimately, royalties on future approved products for us;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of future commercialization activities, if any;

•	the cost of manufacturing our future product candidates and products, if any;

•	our ability to maintain our existing collaboration and to establish new collaborations, licensing or other arrangements and the financial terms of such arrangements;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our current or future collaborators’ product candidates, and our future products, if any.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of March 31, 2020, we have made no sales under the Equity Distribution Agreement. In July 2019, our Registration Statement on Form S-3 (File No. 333-212404) expired pursuant to Rule 415(a)(5) under the Securities Act of 1933, as amended. We will be unable to sell shares under the Equity Distribution Agreement until a new Registration Statement on Form S-3 is filed and declared effective by the SEC and a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC.
Long-Term Financing
In August 2019, we entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement, with SVB, pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million, or the Term Loans. Borrowings under the Loan Agreement consist of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under a previous agreement. We intend to use the remaining proceeds for potential working capital and other general corporate purposes, including the advancement of our development programs. In March 2020, the second tranche of $5.0 million was funded to us. The third and final tranche of up to $5.0 million is available at our option at any time from the date on which SVB receives and approves evidence that we have initiated a Phase 2a trial of ALPN-101 in psoriatic arthritis through July 31, 2020. Each term loan advance, other than the final term loan advance, must be in the amount of not less than $0.5 million and, after repayment, no term loan advance may be re-borrowed. See Note 7 for further discussion of our Term Loans.

Cash Flows
The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net cash used in operating activities	$(9,694)	$(11,223)
Net cash provided by investing activities	13,130	19,099
Net cash provided by financing activities	5,000	23,118
Net Cash Used in Operating Activities:
Net cash used in operating activities was $9.7 million during the three months ended March 31, 2020, and consisted primarily of our net loss of $5.5 million and a decrease of $5.3 million in our net operating assets and liabilities. This was partially offset by a $1.1 million increase in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
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
Net Cash Provided by Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase short-term investments and proceeds from the maturities and sales of short-term investments, thus causing a shift between our cash and cash equivalents, and short-term investment balances. We manage our cash usage with respect to our total cash, cash equivalents and short-term investments.
Net cash provided by investing activities was $13.1 million during the three months ended March 31, 2020 and consisted primarily of our net purchases and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $19.1 million during the three months ended March 31, 2019 and consisted primarily of our net purchases, maturities and sales of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as the purchases of property and equipment, primarily lab equipment, to support research and development efforts.
Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $5.0 million during the three months ended March 31, 2020 and consisted of the proceeds received from the draw down of the second tranche of our Loan Agreement.
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
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended March 31, 2020, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2, and our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
Risks Related to Our Financial Position, Capital Needs and Business
We will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2020, we had $36.1 million in cash and cash equivalents, restricted cash, and short-term investments. We have developed a plan to implement cost cutting measures to reduce our working capital requirements assuming no additional planned financing. The plan includes a delay in hiring and additional reductions in personnel-related costs and other discretionary expenditures that are within our control and do not effect the anticipated timing of our Phase 1 clinical trials. Based on this plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
To date, we have financed our operations primarily through the sale of equity securities, debt, and payments received under our collaboration agreements. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, credit and loan facilities, research collaborations, and license agreements. Our ability to raise additional funds from these or other sources will depend on financial, economic, and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies using our proprietary scientific platform technology, which produces variant Ig domains or vIgDs. We have had significant operating losses since inception. For the three months ended March 31, 2020, our net loss was $5.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated ALPN-101 in a Phase 1 healthy volunteer trial and have initiated our Phase 1b/2 study of ALPN-101. In addition, our Phase 1 study of ALPN-202 is open for enrollment. We will have to conduct trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
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

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (AMG570/MEDI0700);

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA (FR104); and

•	a CD28-modulatory peptide being developed by AtoxBio, Inc. (reltecimod (AB-103)).
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
As of March 31, 2020, we had $36.1 million in cash and cash equivalents, restricted cash, and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.

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
In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOL carryforwards, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Nivalis may have experienced ownership changes in the past and may experience ownership changes in the future. In addition, the closing of the merger in 2017 likely resulted in an ownership change for Nivalis. It is likely that, due to the method by which limitations on the utilization of NOL carryforwards are calculated, we will not be able to utilize any of Nivalis’ NOL carryforwards and certain other tax attributes. It is also possible that Alpine’s NOL carryforwards and certain other tax attributes may be subject to limitation as a result of ownership changes in the past and/or the closing of the merger. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Alpine’s, or any of Nivalis’ NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of March 31, 2020, our patent portfolio consists of over 100 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
Because the therapeutic candidates we are developing may represent a new class of therapeutics, we are not aware of any definitive policies, practices, or guidelines that the FDA or its foreign counterparts have established in relation to these drugs. While we believe the therapeutic candidates we are currently developing are regulated as new biological products under the Public Health Service Act, or PHSA, the FDA could decide to regulate them or other products we may develop as drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA. The lack of policies, practices, or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings we may submit. Moreover, the FDA or foreign regulatory authorities may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our therapeutic candidates.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these or future executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 76% of our common stock as of March 31, 2020. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our January 2019 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a registration statement on March 18, 2019. The resale registration statement was declared effective by the SEC on April 4, 2019 and permits the resale by the private placement investors of approximately 4.7 million shares of our common stock as well as approximately 1.8 million shares of common stock issuable upon the exercise of warrants issued in the private placement. The shares subject to outstanding options and warrants, of which options and warrants to purchase 1.6 million shares and 1.9 million shares, respectively, were exercisable as of March 31, 2020, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
Furthermore, if we take advantage of some or all of the reduced disclosure requirements above, investors may find our common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility. While we will be required to comply with certain additional disclosure and accounting requirements once we cease to be an “emerging growth company,” for so long as we are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.1	1/27/2020

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

ALPINE IMMUNE SCIENCES, INC.
Date: May 14, 2020	By:	/s/ Mitchell H.Gold, M.D.
	Name:	Mitchell H. Gold, M.D.
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: May 14, 2020	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer