Form 10-Q
period 2020-06-30
ALPINE IMMUNE SCIENCES, INC.
filed 2020-08-11
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2020, the registrant had 23,784,850 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30,2020

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,220	$16,123
Short-term investments	1,998	24,397
Restricted cash, current	—	132
Prepaid expenses and other current assets	1,018	1,650
Total current assets	91,236	42,302
Restricted cash, noncurrent	254	254
Property and equipment, net	1,531	1,552
Operating lease, right-of-use asset	9,674	9,985
Total assets	$102,695	$54,093
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$548	$1,543
Accrued liabilities	3,824	5,285
Deferred revenue, current	23,688	1,435
Current portion of long-term debt	119	418
Total current liabilities	28,179	8,681
Deferred revenue, noncurrent	36,468	—
Operating lease liability, noncurrent	11,947	11,429
Long-term debt	9,873	4,509
Total liabilities	86,467	24,619
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 18,641,698 shares issued and 18,591,231 shares outstanding at June 30, 2020; 18,638,359 shares issued and 18,587,892 shares outstanding at December 31, 2019	19	19
Treasury stock, at cost; 50,467 shares at June 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	119,651	117,371
Accumulated other comprehensive gain (loss)	(55)	10
Accumulated deficit	(103,387)	(87,926)
Total stockholders’ equity	16,228	29,474
Total liabilities and stockholders’ equity	$102,695	$54,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)
Collaboration revenue	$688	$567	$1,779	$567
Operating expenses:
Research and development	7,096	10,166	11,974	20,516
General and administrative	3,344	2,553	5,122	4,898
Total operating expenses	10,440	12,719	17,096	25,414
Loss from operations	(9,752)	(12,152)	(15,317)	(24,847)
Other income (expense):
Interest expense	(226)	(61)	(346)	(131)
Interest income	44	357	196	741
Loss before taxes	(9,934)	(11,856)	(15,467)	(24,237)
Income tax benefit	6	—	6	—
Net loss	$(9,928)	$(11,856)	$(15,461)	$(24,237)
Comprehensive income (loss):
Unrealized (loss) gain on investments	(1)	17	(16)	32
Unrealized gain (loss) on foreign currency translation	64	4	(49)	(10)
Comprehensive loss	$(9,865)	$(11,835)	$(15,526)	$(24,215)
Weighted-average shares used to compute basic and diluted net loss per share	18,588,993	18,576,199	18,588,442	18,126,556
Basic and diluted net loss per share	$(0.53)	$(0.64)	(0.83)	$(1.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	13,854,205	$14	50,467	$—	$90,664	$(13)	$(46,074)	$44,591
Issuance of Units in Private Placement, net of offering costs	4,706,700	5	—	—	23,613	—	—	23,618
Exercise of stock options	124	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	754	—	—	754
Unrealized gain on investments	—	—	—	—	—	15	—	15
Unrealized loss on foreign currency translation	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(12,381)	(12,381)
Balance, March 31, 2019	18,561,029	19	50,467	—	115,031	(12)	(58,455)	56,583
Offering costs associated with Private Placement	—	—	—	—	(20)	—	—	(20)
Exercise of stock options	23,701	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	682	—	—	682
Unrealized gain on investments	—	—	—	—	—	17	—	17
Unrealized gain on foreign currency translation	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(11,856)	(11,856)
Balance June 30, 2019	18,584,730	$19	50,467	$—	$115,704	$9	$(70,311)	$45,421

Balance, December 31, 2019	18,587,892	$19	50,467	$—	$117,371	$10	$(87,926)	$29,474
Stock-based compensation	—	—	—	—	986	—	—	986
Issuance of warrants	—	—	—	—	60	—	—	60
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Unrealized loss on foreign currency translation	—	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	—	(5,533)	(5,533)
Balance, March 31, 2020	18,587,892	19	50,467	—	118,417	(118)	(93,459)	24,859
Exercise of stock options	3,339	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,232	—	—	1,232
Unrealized loss on investments	—	—	—	—	—	(1)	—	(1)
Unrealized gain on foreign currency translation	—	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	—	(9,928)	(9,928)
Balance, June 30, 2020	18,591,231	$19	50,467	$—	$119,651	$(55)	$(103,387)	$16,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Operating activities
Net loss	$(15,461)	$(24,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	279	229
Amortization of premium/discount on investments	(58)	(185)
Non-cash interest expense	125	67
Stock-based compensation expense	2,218	1,436
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	632	(415)
Right-of-use asset	318	454
Accounts payable and accrued liabilities	(2,467)	1,829
Deferred revenue	58,721	2,108
Lease liabilities	518	(386)
Net cash provided by (used in) operating activities	44,825	(19,100)
Investing activities
Purchases of property and equipment	(254)	(200)
Purchase of short-term investments	(4,871)	(39,804)
Maturities of short-term investments	27,312	40,125
Proceeds from the sale of short-term investments	—	1,391
Net cash provided by investing activities	22,187	1,512
Financing activities
Proceeds from borrowings, net of issuance costs	5,000	—
Proceeds from sale of common stock, net of offering costs	—	23,598
Repayment of debt	—	(1,000)
Proceeds from exercise of stock options	2	11
Net cash provided by financing activities	5,002	22,609
Effect of exchange rate on cash, cash equivalents and restricted cash	(49)	(10)
Net increase in cash and cash equivalents and restricted cash	71,965	5,011
Cash and cash equivalents and restricted cash, beginning of period	16,509	10,843
Cash and cash equivalents and restricted cash, end of period	$88,474	$15,854
Supplemental Information
Discount in connection with issuance of debt	$335	$—
Cash paid for interest	$198	$67
Recognition of right-of-use asset	$—	$11,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 is unaudited)

1. Description of Business
Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”), together with its consolidated subsidiaries, is a clinical-stage immunotherapy company committed to leading a new wave of immune therapeutics, creating potentially powerful multifunctional immunotherapies to improve patients’ lives via unique protein engineering technologies. Our approach includes a proprietary scientific platform that uses a process known as directed evolution to convert native immune system proteins into multi-targeted therapeutics potentially capable of modulating the human immune system. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.
A novel strain of coronavirus, SARS-CoV-2 (“COVID-19”), was first reported in December 2019, and subsequently declared a global pandemic by the World Health Organization in March 2020. As a result of the COVID-19 outbreak, many companies have experienced disruptions in their operations and in markets served.  We have implemented some and may take additional temporary precautionary measures intended to help ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at June 30, 2020. The full extent of the future impacts of the COVID-19 outbreak on our operations is uncertain. A prolonged outbreak may adversely impact our business, including our clinical trials.
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
The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years December 31, 2019 and 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020 (“Annual Report”). The results of our operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune Therapeutics plc (“Adaptimmune”) and AbbVie Ireland Unlimited Company (“AbbVie”). See further discussion of our collaboration agreements in Note 8.
We allocate revenue to each performance obligation based on its relative stand-alone selling price. We generally determine stand-alone selling prices at the inception of the contract based on our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying Condensed Consolidated Balance Sheets and recognized as revenue when the related revenue recognition criteria are met. We recognize revenue under our collaboration agreements based on employee hours contributed to each performance obligation, or by using a cost-based input method to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period.
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
We review the contributed employee hours and progress towards completion for each performance obligation under our collaboration agreements, and adjust the revenue recognized to reflect changes in assumptions relating to the estimated satisfaction of the performance obligation. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the timing of revenue recorded in future periods could be materially impacted.
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

	June 30,
	2020	2019
	(unaudited)
Warrants to purchase common stock	1,894,455	1,859,733
Stock options and restricted stock units outstanding	4,040,935	3,266,572
Total	5,935,390	5,126,305

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	June 30, 2020
Assets:	(unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$27,053	$—	$—	$27,053
Corporate debt securities and commercial paper	1,998	—	—	1,998
Total	$29,051	$—	$—	$29,051

	December 31, 2019
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$9,995	$—	$—	$9,995
U.S. treasury bills	5,019	2	—	5,021
Corporate debt securities and commercial paper	21,862	14	—	21,876
Total	$36,876	$16	$—	$36,892

All short-term investments held as of June 30, 2020 and December 31, 2019 were classified as available-for-sale securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.
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
As of June 30, 2020, and December 31, 2019, cash of $61.2 million and $3.6 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$27,053	$—	$—	$27,053
Corporate debt securities and commercial paper	—	1,998	—	1,998
Total	$27,053	$1,998	$—	$29,051

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$9,995	$—	$—	$9,995
U.S. treasury bills	5,021	—	—	5,021
Corporate debt securities and commercial paper	—	21,876	—	21,876
Total	$15,016	$21,876	$—	$36,892

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

6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Prepaid research and development	$580	$574
Tenant improvement allowance receivable	42	586
Prepaid insurance	90	301
Prepaid other	285	89
Other receivables	21	100
Prepaid expenses and other current assets	$1,018	$1,650

Accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Research and development services	$1,970	$2,543
Employee compensation	1,073	1,761
Legal and professional fees	687	515
Accrued other	94	466
Accrued Liabilities	$3,824	$5,285

7. Long-term Debt
In December 2016, we entered into a Loan and Security Agreement (the “Original Agreement”), with Silicon Valley Bank (“SVB”), under which we borrowed $5.0 million. The Original Agreement accrued interest at a floating per annum rate equal to the lender’s prime rate minus 1.75%. The Original Agreement had an interest-only period through July 2018.
In August 2019 (the “Effective Date”), we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB, pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million (the “Term Loans”). Borrowings under the Loan Agreement consist of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under our Original Agreement. In March 2020, the second tranche of $5.0 million was funded to us. We did not draw down the final tranche of $5.0 million, which expired on July 31, 2020. We intend to use the debt proceeds for working capital and other general corporate purposes, including the advancement of our development programs.
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans are interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extends to June 30, 2021 if we receive aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the AbbVie agreement, discussed in detail in Note 8. As a result of the interest only extension, the Term Loans will be payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. We were in compliance with our covenants as of June 30, 2020. As such, as of June 30, 2020, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
In connection with the Loan Agreement, we issued a warrant to SVB to purchase up to 52,083 shares of our common stock at a price of $4.32 per share, 17,361 shares of which became exercisable in August 2019 after we drew down the initial tranche. In March 2020, after we drew down the second tranche of our Term Loan, an additional 17,361 shares became exercisable. The remaining warrants did not vest and expired on July 31, 2020, upon the expiration of the third tranche of our Term Loan. The fair value of the warrants on the date of issuance for the initial tranche and second tranche was $60,000 and $60,000, respectively, determined using the Black-Scholes option-pricing model, and was recorded as a component of equity and as a debt discount on our accompanying Condensed Consolidated Balance Sheets. In connection with Original Agreement, SVB also holds 7,069 fully vested common stock warrants at an exercise price of $12.38 per share.
The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the Effective Date of the Term Loan, which resulted in a change of less than 10%. As a result, the remaining unamortized debt discount recorded in connection with the Original Agreement will be amortized to interest expense over the repayment term of Loan Agreement. In connection with the initial and second tranches of the Loan Agreement, we recorded a total debt discount of $812,000, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $81,000 and $31,000 for the three months ended June 30, 2020 and 2019, respectively, and $125,000 and $67,000 for the six months ended June 30, 2020 and 2019, respectively. The unamortized discount was $632,000 as of June 30, 2020.
Scheduled principal payments on our outstanding debt as of June 30, 2020 under our Loan Agreement, excluding final fee amounts, are as follows (in thousands):

Year ending December 31,	Total
2020 (remainder of year)	$—
2021	2,400
2022	4,800
2023	2,800
Total future principal payments	$10,000

8. License and Collaboration Agreements
AbbVie
In June 2020, we entered into an option and license agreement with AbbVie (the “AbbVie Agreement”) for the development of ALPN-101. The AbbVie Agreement grants AbbVie the exclusive option to purchase an exclusive worldwide license to ALPN-101 (the “License Option”). The License Option is exercisable by AbbVie at any time and will expire 90 days from the achievement of certain development milestones. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including conducting a Phase 2 study in systemic lupus erythematosus, based on an agreed-upon development plan (the “Development Plan”). We will be fully responsible for all costs incurred to conduct the activities under the Development Plan, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments proposed by AbbVie. We will also be solely responsible, at our sole cost and expense, for manufacturing and regulatory filings for ALPN-101 necessary to complete activities under the Development Plan.
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of certain predefined pre-option development milestones (the “Alpine Development Milestones”) up to an aggregate amount of $75.0 million. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as

(the “AbbVie Milestones”). Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
For revenue recognition purposes, we determined that our contractual promises in the AbbVie Agreement are not distinct and are interdependent with our performance obligation to provide research and development services under the Development Plan. Thus, all contractual promises related to the upfront payment and Alpine’s Development Milestones were combined into a single performance obligation. We determined the Alpine Development Milestone payments are probable of significant revenue reversal as the achievement is highly dependent on factors outside our control. Therefore, these milestone payments are fully constrained and were not included in the transaction price. We will re-evaluate the transaction price each reporting period and update as uncertain events are resolved or other changes in circumstances occur.
The License Option and the AbbVie Milestones were not determined to be performance obligations at the inception of the contract as they did not represent material rights. If exercised, the License Option and AbbVie Milestones will be accounted for as a separate contract and will be recognized as revenue if and when triggered. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur.
We use a cost-based input method to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period. In applying the cost-based input, we use actual costs incurred relative to budgeted costs for the combined performance obligation. These costs consist primarily of internal personnel efforts and third-party contract costs relative to the level of patient enrollment in the study. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.
We recognized revenue from the AbbVie Agreement of $86,000 for the three and six months ended June 30, 2020. As of June 30, 2020 the remaining balance of the transaction price is $59.9 million and is recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Collaboration”) to develop next-generation SPEAR T-cell products. Under the Adaptimmune Collaboration, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies. In June 2019, under the terms of the Adaptimmune Collaboration, we received an upfront license payment of $2.0 million, and through June 30, 2020 we have received an additional $1.3 million in research support payments to fund ongoing programs. These payments are recorded as deferred revenue upon receipt and are recognized to revenue based on employee hours contributed to each performance obligation. Under the Adaptimmune Collaboration we have recognized revenue of $602,000 and $142,000 for the three months ended June 30, 2020, and 2019, respectively and $1.7 million and $142,000 for the for the six months ended June 30, 2020 and 2019, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products. As of June 30, 2020, we have $242,000 remaining in current deferred revenue on our Condensed Consolidated Balance Sheets.
9. Stockholders’ Equity
Securities Offerings
In July 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) for a private placement with a select group of institutional investors, pursuant to which we sold 5,139,610 units (the “Common Units”) and 790,710 units (the “Prefunded Warrant Units”), for an aggregate purchase price of $60.0 million. Each Common Unit consists of one share of our common stock plus a warrant to purchase 0.3 shares of common stock (the “Common Stock Warrants”), and each Prefunded Warrant Unit consists of one prefunded warrant to purchase one share of common stock (the “Prefunded Warrants”) plus 0.3 Common Stock Warrants. The Prefunded Warrant Units and the Common Units are collectively referred to as the “Units” and each Unit has a purchase price of $10.1175. The Common Stock Warrants have an exercise price of $12.74 and a term of 3.5 years. The Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share.
The issuance of the securities sold under the Securities Purchase Agreement have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. We have agreed to file a registration statement with the SEC covering the resale of the shares of common stock issuable in connection with the Securities Purchase Agreement and upon exercise of the warrants.
In June 2018, we entered into an equity distribution agreement, (“Equity Distribution Agreement”), with Piper Jaffray & Co., (“Piper Jaffray”), pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million in gross cash proceeds. Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will be unable to sell shares under the Equity Distribution Agreement until a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC. As of June 30, 2020, no sales under our Equity Distribution Agreement have occurred.
Equity Incentive Plans
On January 1, 2020, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 929,394 additional shares were automatically added to the shares authorized under the 2018 Plan. In June 2020, in conjunction with our annual meeting of stockholders, our stockholders approved an additional increase of 743,515 shares authorized under our 2018 Plan.
In January 2020, annual stock option grants totaling 1,026,950 shares with a weighted average exercise price of $3.25 per share were issued to eligible employees and board members.
Also in January 2020, we issued 156,328 shares of RSUs at a grant date fair value of $3.23 per share to certain employees in lieu of cash incentive compensation. Half of the shares underlying each RSU vested on June 30, 2020, with the remaining half scheduled to vest on December 31, 2020, subject to each grantee’s continued employment or service to the Company on the applicable vesting dates. In addition, upon a change in control as defined in the 2018 Plan, any unvested shares underlying the RSU will immediately vest.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)
Employee:
Research and development	$716	$422	$1,225	$762
General and administrative	507	248	972	631
Non-Employee:
Research and development	7	11	18	40
General and administrative	2	1	3	3
Total stock-based compensation expense	$1,232	$682	$2,218	$1,436

10. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate for the six months ended June 30, 2020 and 2019 was (0.04)% and 0.00%, respectively. The difference between the effective tax rate of (0.04)% for the six months ended June 30, 2020, the effective tax rate of 0.00% for the six months ended June 30, 2019, and the U.S. federal statutory rate of 21% was primarily due to recognizing a full valuation allowance on deferred tax assets.
As of June 30, 2020, we determined that, based on an evaluation of the four sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore we continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements, with the exception of a minimal amount of state income tax refunded during the three-month period ended June 30, 2020.

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
Overview
We are a clinical-stage biopharmaceutical company dedicated to discovering and developing innovative, protein-based immunotherapies to treat cancer and autoimmune and inflammatory diseases. Our approach includes a proprietary scientific platform that converts native immune system proteins into differentiated, multi-targeted therapeutics. We believe our strategies are capable of meaningfully modulating the human immune system and significantly improving outcomes in patients with serious diseases.
In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to our clinical candidate ALPN-101, a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with ALPN-101 have demonstrated efficacy in models of systemic lupus erythematosus, or SLE, graft versus host disease, or GVHD, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, and Sjögren’s syndrome. We have evaluated ALPN-101 in a Phase 1 healthy volunteer trial. We initiated a Phase 1b/2 study of ALPN-101 in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, but terminated this study in June 2020.
Our lead oncology program is ALPN-202, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. In addition, ALPN-202 has a unique immuno-modulatory profile and has demonstrated evidence of anti-tumor immunity in preclinical models. Based on ALPN-202’s efficacy in preclinical models and favorable nonclinical safety and development profile, we have initiated NEON-1, a Phase 1 dose escalation and expansion study in patients with advanced malignancies. We intend to continue patient enrollment throughout 2020 and into 2021.
Our third development program is ALPN-303, a dual B-cell cytokine antagonist, designed for the treatment of B-cell mediated diseases. We are currently conducting additional pre-clinical studies and manufacturing activities for ALPN-303 in anticipation of enabling clinical trials by the end of 2021.
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, or ECT, such as chimeric antigen receptor T cells, or CAR-T, T cell receptor-engineered T cells, or TCR-T, and tumor infiltrating lymphocytes, or TILs. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEAR™ T-cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goals, we intend to:

•	aggressively move our lead inflammation/autoimmune program ALPN-101 through its development plan including a Phase 2 study for the treatment of SLE;

•	aggressively move our lead oncology program ALPN-202 through clinical development for the treatment of cancer;

•	aggressively move ALPN-303 through preclinical development and into clinical studies for the treatment of B-cell mediated diseases; and

•	maximize the value of our pipeline and platform via potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical development, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through June 30, 2020, excluding amounts borrowed through debt financing, we have raised an aggregate of $185.7 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $68.9 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. Additionally, in July 2020, we received gross proceeds of $60.0 million related to a securities purchase agreement with a select group of institutional investors. See Note 8 for additional information. As of June 30, 2020, we had cash, cash equivalents, restricted cash, and short-term investments totaling $90.5 million.
Our net loss was $9.9 million and $11.9 million for the three months ended June 30, 2020 and 2019, respectively, and $15.5 million and $24.2 million for the six months ended June 30, 2020 and 2019, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

•
initiate and complete clinical trials for product candidates, including ALPN-101, a dual ICOS/CD28 antagonist program targeting autoimmune/inflammatory disorders, ALPN-202, a CD80 vIgD-Fc that mediates PD-L1-dependent CD28 costimulation and inhibits the PD-L1 and CTLA-4 checkpoints targeting cancer and ALPN-303, B-Cell Modulatory Variant TNF Receptor Domains, or vTDs designed to inhibit BAFF and APRIL. BAFF and APRIL are tumor necrosis factor (TNF) superfamily cytokines which play key roles in B cell development, differentiation, and survival, contributing to the pathogenesis of B cell-related autoimmune diseases like systemic lupus erythematosus (SLE);

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
Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our collaboration and licensing agreements. We may generate revenue in the future from research support or milestone payments received pursuant to our collaboration and licensing agreement with Adaptimmune, or the Adaptimmune Collaboration Agreement, or from our collaboration and license option agreement with AbbVie, or the AbbVie Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate, if any, will fluctuate from quarter to quarter.
AbbVie Ireland Unlimited Company
In June 2020, we entered into the AbbVie Agreement for the development of ALPN-101. The AbbVie Agreement grants AbbVie the exclusive option to purchase an exclusive worldwide license to ALPN-101, or the License Option. The License Option is exercisable by AbbVie at any time and will expire 90 days from the achievement of certain development milestones. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including conducting a Phase 2 study in SLE, based on an agreed-upon development plan, or the Development Plan. We will be fully responsible for all costs incurred to conduct the activities under the Development Plan, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments proposed by AbbVie. We will also be solely responsible, at our sole cost and expense, for manufacturing and regulatory filings for ALPN-101 necessary to complete activities under the Development Plan.
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of certain predefined pre-option development milestones, or the Alpine Development Milestones, up to an aggregate amount of $75.0 million. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as the AbbVie Milestones. Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
For revenue recognition purposes, we determined that our contractual promises in the AbbVie Agreement are not distinct and are interdependent with our performance obligation to provide research and development services under the Development Plan. Thus, all contractual promises related to the upfront payment and Alpine’s Development Milestones were combined into a single performance obligation. We determined the Alpine Development Milestone payments are probable of significant revenue reversal as the achievement is highly dependent on factors outside our control. Therefore, these milestone payments are fully constrained and were not included in the transaction price. We will re-evaluate the transaction price each reporting period and update as uncertain events are resolved or other changes in circumstances occur.
The License Option and the AbbVie Milestones were not determined to be performance obligations at the inception of the contract as they did not represent material rights. If exercised, the License Option and AbbVie Milestones will be accounted for as a separate contract and will be recognized as revenue if and when triggered. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur.
We use a cost-based input method to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period. In applying the cost-based input, we use actual costs incurred relative to budgeted costs for the combined performance obligation. These costs consist primarily of internal personnel efforts and third-party contract costs relative to the level of patient enrollment in the study. Revenue will be recognized based on the level of costs incurred relative to the total budgeted costs for the performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.
We recognized revenue from the AbbVie Agreement of $86,000 for the three and six months ended June 30, 2020. As of June 30, 2020, the remaining balance of the transaction price is $59.9 million and is recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune Therapeutics plc
In May 2019, we entered into the Adaptimmune Collaboration Agreement with Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T-cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Collaboration Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Collaboration Agreement, we received an upfront license payment of $2.0 million and as of June 30, 2020 we have received an additional $1.3 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue and will be recognized to revenue based on employee hours contributed to each performance obligation. We have recognized a total of $3.0 million in revenue through June 30, 2020 related to the Adaptimmune Collaboration Agreement. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
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
We incurred $7.1 million and $10.2 million in research and development expenses for three months ended June 30, 2020 and 2019, respectively, and $12.0 million and $20.5 million for the six months ended June 30, 2020 and 2019, respectively. We expect our research and development expenses to increase for the foreseeable future as we continue to develop our platform and product candidates.
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
We expect general and administrative expenses to increase as we expand infrastructure and continue to prosecute our patents and other intellectual property. Other increases could potentially include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel, and increased fees for directors, outside consultants, lawyers, and accountants. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies.
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

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K. There have been no significant or material changes in our significant accounting policies during the six months ended June 30, 2020, as compared to those disclosed in our Annual Report except the following:
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
Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)
	2020	2019
	(unaudited)
Collaboration revenue	$688	$567	$121
Operating expenses:
Research and development	7,096	10,166	(3,070)
General and administrative	3,344	2,553	791
Total operating expenses	10,440	12,719	(2,279)
Loss from operations	(9,752)	(12,152)	2,400
Other income (expense):
Interest expense	(226)	(61)	(165)
Interest income	44	357	(313)
Loss before taxes	(9,934)	(11,856)	1,922
Income tax benefit	6	—	6
Net loss	$(9,928)	$(11,856)	$1,928
Collaboration Revenue
Revenue for the three months ended June 30, 2020 consists of $0.6 million related to the Adaptimmune Collaboration Agreement and $0.1 million related to the AbbVie Agreement. Revenue for the three months ended June 30, 2019 consists of $0.1 million related to the Adaptimmune Collaboration agreement and $0.4 million related to the milestone payment from Laurel from the sale of certain assets.
Research and Development Expenses
The $3.1 million decrease in research and development expenses was primarily attributable to a decrease of $2.1 million in contract manufacturing and process development of our product candidates and a decrease of $1.6 million in direct research activities. These decreases were partially offset by increases of $0.3 million in stock-based compensation, $0.2 million in clinical trial activities, and $0.1 million in allocated overhead and facilities.
General and Administrative Expenses
The $0.8 million increase in general and administrative expenses was primarily attributable to increases of $0.7 million in intellectual property and professional legal services, $0.3 million related to stock-based compensation and $0.1 million in allocated overhead and facilities. These increases were partially offset by a decrease of $0.3 million in personnel-related expenses.

Comparison of Six Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Increase/ (Decrease)
	2020	2019
	(unaudited)
Collaboration revenue	$1,779	$567	$1,212
Operating expenses:
Research and development	11,974	20,516	(8,542)
General and administrative	5,122	4,898	224
Total operating expenses	17,096	25,414	(8,318)
Loss from operations	(15,317)	(24,847)	9,530
Other income (expense):
Interest expense	(346)	(131)	(215)
Interest income	196	741	(545)
Loss before taxes	(15,467)	(24,237)	8,770
Income tax benefit	6	—	6
Net loss	$(15,461)	$(24,237)	$8,776
Collaboration Revenue
Revenue for the six months ended June 30, 2020 consists of $1.7 million related to the Adaptimmune Collaboration Agreement and $0.1 million related to the AbbVie Agreement. Revenue for the six months ended June 30, 2019 consists of $0.1 million related to the Adaptimmune Collaboration Agreement and $0.4 million related to the milestone payment from Laurel from the sale of certain assets.
Research and Development Expenses
The $8.5 million decrease in research and development expenses was primarily attributable to decreases of $6.4 million in contract manufacturing and process development of our product candidates, $2.9 million in direct research activities, and $0.1 million in personnel-related expenses. These decreases were partially offset by increases of $0.4 million in stock-based compensation, $0.2 million in clinical trial activity and $0.3 million in allocated overhead and facilities.
General and Administrative Expenses
The $0.2 million increase in general and administrative expenses was primarily attributable to increases of $0.6 million in intellectual property and professional legal services, $0.3 million in stock-based compensation, and $0.1 million in facility costs. These increases were partially offset by a decrease of $0.8 million in personnel-related expenses.
Liquidity and Capital Resources
As of June 30, 2020, we had cash, cash equivalents, restricted cash, and short-term investments totaling $90.5 million. Excluding amounts borrowed through debt financing, as of June 30, 2020, we have raised an aggregate of $185.7 million to fund operations, of which $23.6 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $68.9 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. Additionally, in July 2020, we received gross proceeds of $60.0 million related to a securities purchase agreement with a select group of institutional investors, which gross proceeds are not reflected in the amounts above, as discussed below. In June 2017, August 2019, and March 2020, we drew down term loans from Silicon Valley Bank, or SVB, as discussed below. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under our collaborations with Adaptimmune and AbbVie; however, our ability to earn these milestone and contingent payments and the timing of achieving these milestones is uncertain.

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
Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of equity or debt financings and collaboration agreements. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration agreements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;

•	the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting preclinical research and clinical trials;

•	whether our existing collaborations generate substantial milestone payments and, ultimately, royalties on future approved products for us;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;

•	the cost of future commercialization activities, if any;

•	the cost of manufacturing our future product candidates and products, if any;

•	our ability to maintain our existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such arrangements;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our current or future collaborators’ product candidates, and our future products, if any.
We have considered that our long-term operations anticipate continuing net losses and the need for potential equity or debt financing. We have also considered that new collaborations or selectively partnering our technology or programs may provide other sources of capital. However, there can be no assurances that additional funding or other sources of capital will be available on terms acceptable to us, or at all. Based on our current operating plan, we believe our available cash and cash equivalents and short-term investments, will be sufficient to fund our planned level of operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in preclinical and clinical studies is costly, and the timing of progress in these studies remains uncertain.

Financing Agreements
In July 2020, we entered into a securities purchase agreement, or the Securities Purchase Agreement, for a private placement with a select group of institutional investors, pursuant to which we sold 5,139,610 units, or the Common Units, and 790,710 units, or the Prefunded Warrant Units, for an aggregate purchase price of $60.0 million. Each Common Unit consists of one share of our common stock plus a warrant to purchase 0.3 shares of common stock, or the Common Stock Warrants, and each Prefunded Warrant Unit consists of one prefunded warrant to purchase one share of common stock, or the Prefunded Warrants, plus one Common Stock Warrant to purchase 0.3 shares of common stock. The Prefunded Warrant Units and the Common Units are collectively referred to as the Units and each Unit has a purchase price of $10.1175. The Common Stock

Warrants have an exercise price of $12.74 and a term of 3.5 years. The Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of June 30, 2020, we have made no sales under the Equity Distribution Agreement. We will be unable to sell shares under the Equity Distribution Agreement until a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC.
Long-Term Financing
In August 2019, we entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement, with SVB, pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million, or the Term Loans. Borrowings under the Loan Agreement consist of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under a previous agreement. In March 2020, the second tranche of $5.0 million was funded to us. We did not draw down the third and final tranche of $5.0 million, which expired on July 31, 2020. We intend to use the debt proceeds for working capital and other general corporate purposes, including the advancement of our development programs. Each term loan advance, other than the final term loan advance, must be in the amount of not less than $0.5 million and, after repayment, no term loan advance may be re-borrowed. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extends to June 30, 2021 if we receive aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the AbbVie agreement, discussed in detail in Note 8. As a result of the interest only extension, the Term Loans will be payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
See Note 7 for further discussion of our Term Loans.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Net cash provided by (used in) operating activities	$44,825	$(19,100)
Net cash provided by investing activities	22,187	1,512
Net cash provided by financing activities	5,002	22,609
Net Cash Provided by (Used in) Operating Activities:
Net cash provided by operating activities was $44.8 million during the six months ended June 30, 2020 and consisted of an increase of $57.7 million in our net operating assets and liabilities. This increase was primarily driven by the receipt of a $60.0 million upfront payment from AbbVie, which was recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. Additionally, we had a $2.6 million increase in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization. These increases were partially offset by our net loss of $15.5 million.

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
Net cash provided by investing activities was $22.2 million during the six months ended June 30, 2020 and consisted primarily of our net purchases and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $1.5 million during the six months ended June 30, 2019 and consisted primarily of our net purchases, maturities and sales of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as the purchases of property and equipment, primarily lab equipment, to support research and development efforts.
Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $5.0 million during the six months ended June 30, 2020 and consisted primarily of the proceeds received from the draw down of the second tranche of our Loan Agreement in March 2020.
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
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended June 30, 2020, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of June 30, 2020, we had $90.5 million in cash and cash equivalents, restricted cash, and short-term investments. Based on our current operating plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
To date, we have financed our operations primarily through the sale of equity securities, debt, and payments received under our collaboration agreements, including our June 2020 option and license agreement with AbbVie. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, credit and loan facilities, research collaborations, and license agreements. Our ability to raise additional funds from these or other sources will depend on financial, economic, and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all.
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in January 2019, we issued in a private placement 4,706,700 shares of common stock and warrants to purchase an additional 1,835,610 shares of common stock for gross proceeds of approximately $25.3 million. In July 2020, we issued in a private placement 5,139,610 shares of common stock, prefunded warrants to purchase 790,710 shares of common stock and warrants to purchase an additional 1,779,096 shares of common stock for gross proceeds of approximately $60.0 million. We also have an Equity Distribution Agreement in place with Piper Jaffray to sell up to $50.0 million of our common stock, from time to time, through an “at the market” equity offering program under which Piper Jaffray acts as sales agent; however, until a new prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC, the equity offering program will not be available to us.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the six months ended June 30, 2020, our net loss was $15.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
We have historically generated revenue primarily from the receipt of research funding and upfront payments under our collaboration agreements, including our option and license agreement with AbbVie. We have not generated, and do not expect to generate, any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, and the regulatory approval process for therapeutic candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our or our existing collaborators, or any future collaborators, successfully developing therapeutic candidates, obtaining regulatory approvals to market and commercialize therapeutic candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product, and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our therapeutic candidates or if sales revenue from any therapeutic candidate receiving approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our approach to the discovery and development of innovative therapeutic treatments based on our technology is unproven and may not result in marketable products.
We plan to develop novel protein-based immunotherapies in part via our proprietary directed evolution platform for the treatment of cancer and autoimmune/inflammatory diseases. The potential to create therapies capable of working within and/or modulating an immune synapse, forcing a synapse to occur, or preventing a synapse from occurring is an important, novel attribute of the majority of our approaches. However, the scientific research forming the basis of our efforts to develop therapeutic candidates based on our platform is relatively new. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platform is both preliminary and limited.
Relatively few therapeutic candidates based on immunoglobulin superfamily, or IgSF, domains, or tumor necrosis factor receptor super family, or TNFRSF, domains, have been tested in animals or humans, and a number of clinical trials conducted by other companies using IgSF or TNFRSF domain technologies have not been successful. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic candidate to be effective, such as the ability to remain stable or active in the human body for the period of time required for the therapeutic candidate to reach the target tissue and/or cell. We currently have only limited data, and no conclusive evidence, to suggest we can introduce these necessary therapeutic properties into variant Ig domain, or vIgD or variant TNF(R) domain, or vTD, based therapeutic candidates. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, vIgDs or vTDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. For example, in the context of immunotherapies, in a Phase 1 clinical trial of TeGenero AG’s product candidate TGN1412, healthy volunteer subjects receiving the product candidate experienced a systemic inflammatory response resulting in renal and pulmonary failure requiring interventions such as dialysis and critical care support. Following this experience, regulatory agencies now ask for evaluation of immunomodulatory antibodies with a number of in vitro assays with human cells. While we continue to evaluate our vIgDs and vTDs preclinically and clinically, the risk profile in humans is still being fully assessed. Undesirable side effects that may be caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock will decline.
Further, we believe that the FDA has no prior experience with vIgDs or vTDs and no regulatory authority has granted approval to any person or entity, including our company, to market and commercialize therapeutics using vIgDs or vTDs, which may increase the complexity, uncertainty, and length of the regulatory approval process for our therapeutic candidates. Our company and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any therapeutic candidate. Even if our company or a collaborator obtains regulatory approval, the approval may be for disease indications or patient populations not as broad as we intended or desired or may require labeling, including significant use or distribution restrictions or safety warnings. Our company or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If therapeutic candidates we develop using our scientific platform prove to be ineffective, unsafe, or commercially unviable, our entire platform and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
With our focus on engineering wild-type IgSF or TNF(R)SF proteins, these risks may increase to the extent this field becomes more competitive or less favored in the commercial marketplace. Additional risks apply in relation to any disease indications we pursue which are classified as rare diseases and allow for orphan drug designation by regulatory agencies in major commercial markets, such as the United States, European Union, and Japan. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved therapeutic product with orphan drug designation, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing, and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design, or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications classified as rare. Our estimates regarding potential market size for any rare indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a therapeutic product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, we are currently advancing the development of ALPN-101, ALPN-202 and ALPN-303;

however, even with the significant investment of time and funding to advance these product candidates, we cannot guarantee that our clinical and pre-clinical development efforts will be successful. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or contract research organizations deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The novelty of our platform may mean our failure rates are higher than historical norms. The results from preclinical testing or early clinical trials of a therapeutic candidate may not predict the outcome of later phase clinical trials of the therapeutic candidate, particularly in immuno-oncology and autoimmune/inflammatory disorders. We will have to conduct additional trials in our proposed indications to verify the results obtained to date in our preclinical and clinical studies and to support any future regulatory submissions. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated ALPN-101 in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of ALPN-101 in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. The proposed Phase 2 study in SLE will materially increase our anticipated research and development spending. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding . We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for ALPN-101 pursuant to our option and license agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we have initiated our Phase 1 study of ALPN-202 and are conducting additional preclinical studies and manufacturing activities for ALPN-303 in anticipation of enabling a clinical trial by the end of 2021. We will have to conduct additional preclinical studies and human trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
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
To date, our revenue has been primarily derived from our collaboration agreements, and our success will be dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates.
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
In June 2020, we entered into an option and license agreement with AbbVie for ALPN-101. Pursuant to the terms of the option and license agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones, an additional $75.0 million if AbbVie exercises its option with respect to ALPN-101 following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales.
Pursuant to our option and license agreement with AbbVie, we will conduct certain development activities under a development plan that provides for, among other things, the generation of a data package in order for AbbVie to evaluate exercising its option, including all activities reasonably necessary to complete our planned Phase 2 study of ALPN-101 in SLE. If we successfully complete these activities, AbbVie may not exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. AbbVie will have discretion in determining and directing the efforts and resources for future development activities and, if approval is obtained, commercialization and marketing of the approved drug. AbbVie may not be effective in obtaining approvals for ALPN-101 or marketing or arranging for necessary supply, manufacturing, or distribution relationships for any approved products. AbbVie may also change its strategic focus or pursue alternative technologies in a manner resulting in reduced, delayed, or no additional payments to us. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize ALPN-101 or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In addition, any dispute or litigation proceedings we may have with AbbVie in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.
Continued advancement of our other product candidates and other development efforts depends, in part, upon the efforts of our current or future collaborators. If our collaborators do not dedicate sufficient resources to the development of product candidates that are the subject of our agreements, such product candidates may never be successful and we may be ineligible to receive additional milestone payments or royalties pursuant to the terms of our arrangements, which could have a material adverse impact on our financial results and operations. Even if we and our collaborators dedicate sufficient resources to our collaboration agreements, neither we nor our collaborators may be effective in obtaining approvals for any therapeutic candidates or, if approved, the successful commercialization of any approved products. Collaborators may change their strategic focus or pursue alternative technologies after entering into a collaboration agreement with us, which could result in reduced, delayed or no revenue to us. Disputes regarding collaboration agreements, including disputes pertaining to ownership of intellectual property, may also arise and if we and our collaborators are unable to resolve such disputes, litigation proceedings may occur, which could further delay development, distract management and generate substantial expenses, any of which could materially and negatively impact our business.
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
In December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, SARS-CoV-2 has spread globally, including countries in which we have planned or active clinical trial sites. We have experienced and will likely continue to experience disruptions that could severely impact our business and clinical trials, including:

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

Specifically, our competitors include companies developing therapies with the same target(s) as ALPN-101, ALPN-202 and ALPN-303 as well as companies building novel platforms to generate multi-specific antibody or non-antibody-based targeting proteins.
ICOSL/CD28 Competitors
The competitors listed below have programs targeting either ICOS or CD28 (or one of their ligands). To our knowledge, there are currently no competitors with a single molecule targeting ICOS and CD28 simultaneously.

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc (rozibafusp alfa (AMG570/MEDI0700));

•	an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA (FR104);

•	an anti-CD28 peptide being developed by AtoxBio, Inc (reltecimod (AB-103)); and

•	an anti-CD28 monoclonal antibody being development by TherMAB (TAB08).
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

•	wild-type CD80-Fc being developed by Five Prime Therapeutics, Inc. (FPT155);

•	bispecific antibodies being developed by Regeneron targeting tumor specific antigens and CD28 (REGN5678 anti-PSMAxCD28, REGN5668 anti-MUC16xCD28, and REGN7075 anti-EGFRxCD28);

•	trispecific antibodies being developed by Sanofi (CD3xCD38xCD28) (SAR442257);

•
bifunctional fusion protein composed of monoclonal antibody against PD-L1 fused to the extracellular domain of human transforming growth factor-ß, or TGF-ß, receptor II being developed by EMD Serono, Inc. and GlaxoSmithKline plc (bintrafusp alfa, or M7824);

•	bifunctional fusion protein composed of PD-1 and OX40L developed by Shattuck Labs, Inc. (SL-279252);

•	bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Pieris Pharmaceuticals, Inc. (PRS-344);

•	bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, and XmAb23104 targeting PD-1 and ICOS;

•	bispecific constructs called “DARTs” being developed by Macrogenics Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;

•	bispecific monoclonal antibody being developed by Tesaro, Inc., which was purchased by GlaxoSmithKline plc, targeting PD-1 and LAG-3;

•	small molecule antagonists being developed by Aurigene Ltd and Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;

•	FS118, a bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology, Ltd.;

•	various combinations of separate anti PD-1/L1 and anti-CTLA-4 monoclonal antibodies; and

•	various combinations of separate anti PD-1/L1 and costimulatory monoclonal antibodies such as OX-40, 4-1BB, and others.
ALPN-303 Program Competitors
The competitors listed below have programs targeting either the TACI, BCMA, or BAFF pathway for autoimmune disease.

•	Anti-BAFF antibody marketed by GSK plc (belimumab);

•	TACI-Fc being developed by EMD Serono, Inc. (atacicept);

•	TACI-Fc being developed by RemeGen Ltd. (telitacicept);

•	Anti-BAFFr IgG1 being developed by Novartis AG (lanalumab);

•	an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (rozibafusp alfa (AMG570/MEDI0700)); and

•	an anti-APRIL antibody being developed by Chinook Therapeutics, Inc. (BION-1301).
Novel Platform Competitors
Multifunctional therapeutic protein platforms potentially competitive with our platform include:

•	Amgen, Inc. (BiTE®): fusion proteins consisting of two single-chain variable fragments to link T-cells to tumors;

•	Macrogenics, Inc. (DART®): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;

•	Xencor, Inc. (XmAb Bispecific): Optimized Fc domains for improved potency, half-life and stability;

•	Zymeworks, Inc. (Azymetric™): Proprietary amino acid modifications to facilitate interaction of distinct heavy chains;

•	Pieris Pharmaceuticals, Inc. (Anticalin®): Engineered proteins derived from natural lipocalins found in blood plasma;

•	Compass Therapeutics, LLC (Targeted Immunomodulation™, StitchMabs™): Antibody discovery targeting the tumor-immune synapse;

•	Harpoon Therapeutics, Inc.: TriTAC™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain, and antigen-binding domain;

•	Shattuck Labs, Inc.: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets;

•	Ablynx NV (Nanobody®), purchased by Sanofi Pharma, Inc.: Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);

•	Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms; and

•	Five Prime Therapeutics, Inc.: Proprietary protein library and rapid protein production and testing platform.
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
We have limited experience in therapeutic development and very limited experience with clinical trials of therapeutic candidates. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. For example, as we prepare to initiate our Phase 2 study in SLE, we will need to hire additional personnel in clinical operations. We also must manage relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
As of June 30, 2020, we had $90.5 million in cash and cash equivalents, restricted cash, and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks, including potential future impacts similar to the impact of U.S. sub-prime mortgage defaults previously affecting various sectors of the financial markets and which caused credit and liquidity issues. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.

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
Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, enacted in December 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted in April 2020, significantly changed the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. We have generally accounted for changes related to the TCJA in accordance with our understanding of the legislation and guidance available as of the date of this filing as described in more detail in our financial statements and will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to the newly enacted federal tax law. In addition, adverse changes in the financial outlook of our operations or further changes in tax laws or regulations could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations.
Nivalis’ pre-merger net operating loss carryforwards and certain other tax attributes are likely subject to limitations. The pre-merger net operating loss carryforwards and certain other tax attributes of Alpine and of the combined organization may also be subject to limitations as a result of ownership changes resulting from the merger.
In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOL carryforwards, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. Nivalis may have experienced ownership changes in the past and may experience ownership changes in the future. In addition, the closing of the merger in 2017 likely resulted in an ownership change for Nivalis. It is likely that, due to the method by which limitations on the utilization of NOL carryforwards are calculated, we will not be able to utilize any of Nivalis’ NOL carryforwards and certain other tax attributes. It is also possible that Alpine’s NOL carryforwards and certain other tax attributes may be subject to limitation as a result of ownership changes in the past and/or the closing of the merger. In addition, the TCJA, as modified by the CARES Act, imposed further limitations on our ability to utilize Alpine’s and Nivalis’ NOL carryforwards and certain other tax attributes. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of Alpine’s, or any of Nivalis’ NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of June 30, 2020, our patent portfolio consists of over 130 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our and our collaborators’ ability to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;

•	the failure of any of our product candidates, if approved, to achieve commercial success;

•	issues in manufacturing our approved products, if any, or product candidates;

•	the results of current, and any future, preclinical or clinical trials of our product candidates;

•	our ability to achieve development milestones and receive associated milestone payments pursuant to the terms of our collaboration agreements;

•	the entry into, or termination of, key agreements, including key licensing, collaboration or acquisition agreements;

•	the initiation or material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;

•	announcements by commercial partners or competitors of new commercial products, clinical progress (or the lack thereof), significant contracts, commercial relationships, or capital commitments;

•	adverse publicity relating to our markets, including with respect to other products and potential products in such markets;

•	adverse publicity about our company, employees, therapeutic candidates, and/or therapeutic products in the media or on social media;

•	the impact of COVID-19 on our company or the economy generally;

•	the introduction of technological innovations or new therapies competing with our potential products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	general and industry-specific economic conditions potentially affecting our research and development expenditures;

•	changes in the structure of health care payment systems;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	failure to meet or exceed financial and development projections we may provide to the public;

•	failure to meet or exceed the financial and development projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislators, regulators, and the investment community;

•	adverse regulatory decisions;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•	commencement of, or our involvement in, litigation;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	period-to-period fluctuations in our financial results; and

•	the other factors described in this “Risk Factors” section.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 76% of our common stock as of June 30, 2020. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our January 2019 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a registration statement in March 2019. The resale registration statement was declared effective by the SEC in April 2019 and permits the resale by the private placement investors of approximately 4.7 million shares of our common stock as well as approximately 1.8 million shares of common stock issuable upon the exercise of warrants issued in the private placement. Similarly, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that requires us to prepare and file a registration statement on the date we file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which we expect to be August 11, 2020. This resale registration statement, once declared effective by the SEC, will permit the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. The shares subject to outstanding options and warrants, of which options and warrants to purchase 1.8 million shares and 1.9 million shares (which excludes the approximately 2.6 million shares underlying the prefunded warrants and warrants issued in our July 2020 private placement), respectively, were exercisable as of June 30, 2020, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.

We also register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to any related lock-up agreements or applicable securities laws.
In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1+	2018 Equity Incentive Plan, as amended	8-K	001-37449	10.1	6/17/2020

10.2†	Option and License Agreement, dated June 17, 2020, by and between the Company and AbbVie Ireland Unlimited Company					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
+	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date: August 11, 2020	By:	/s/ Mitchell H.Gold, M.D.
	Name:	Mitchell H. Gold, M.D.
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: August 11, 2020	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer