Form 10-Q
period 2020-09-30
ALPINE IMMUNE SCIENCES, INC.
filed 2020-11-12
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2020, the registrant had 23,803,183 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30,2020

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:

•Our approach to the discovery and development of innovative therapeutic treatments based on our technology is unproven and may not result in marketable products.
•Our therapeutic candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability.
•Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.
•We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to us. If these companies develop technologies or therapeutic candidates more rapidly than we do, or their technologies, including delivery technologies, are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected.
•To date, our revenue has been primarily derived from our collaboration agreements, and our success will be dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates.
•If third parties on which we depend to conduct our clinical or preclinical studies, or any future clinical trials, do not perform as expected, fail to satisfy regulatory or legal requirements, or miss expected deadlines, our development program could be delayed, which may result in materially adverse effects on our business, financial condition, results of operations, and prospects.
•If any of our therapeutic candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we may be unable to successfully commercialize any such future products.
•The COVID-19 coronavirus could adversely impact our business, including our clinical trials.
•Our business and operations could suffer in the event of system failures.
•We will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
•We are an early stage biopharmaceutical company with a history of losses, we expect to continue to incur significant loses for the foreseeable future, we may never achieve or maintain profitability, and we have a limited operating history that may make it difficult for investors to evaluate the potential success of our business.
•If we are not able to obtain and enforce patent protection for our technology, including therapeutic candidates, therapeutic products, and platform technology, development of our therapeutic candidates and platform, and commercialization of our therapeutic products may be materially and adversely affected.
•We may license patent rights from third-party owners or licensees. If such owners or licensees do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be materially and adversely affected.
•We or our licensors, collaborators, or any future strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development of our therapeutic candidates and commercialization of our therapeutic products, or put our patents and other proprietary rights at risk.
•If we fail to comply with our obligations under any license, collaboration, or other agreements, we may be required to pay damages and could lose intellectual property rights necessary for developing and protecting our technology, including our platform technology, therapeutic candidates, and therapeutic products, or we could lose certain rights to grant sublicenses, either of which could have a material adverse effect on our results of operations and business prospects.

•We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our therapeutic candidates.
•The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.
•Our stock price may be volatile, and an active, liquid, and orderly trading market may not develop for our common stock. As a result, stockholders may not be able to resell shares at or above their purchase price.
•Our officers and directors, and their respective affiliates, have a controlling influence over our business affairs and may make business decisions with which stockholders disagree and which may adversely affect the value of their investment.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$141,075	$16,123
Short-term investments	—	24,397
Restricted cash, current	—	132
Prepaid expenses and other current assets	1,475	1,650
Total current assets	142,550	42,302
Restricted cash, noncurrent	254	254
Property and equipment, net	1,695	1,552
Operating lease, right-of-use asset	9,534	9,985
Total assets	$154,033	$54,093
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$742	$1,543
Accrued liabilities	5,065	5,285
Deferred revenue, current	28,505	1,435
Operating lease liability, current	219	—
Current portion of long-term debt	1,318	418
Total current liabilities	35,849	8,681
Deferred revenue, noncurrent	29,988	—
Operating lease liability, noncurrent	11,987	11,429
Long-term debt	8,741	4,509
Total liabilities	86,565	24,619
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 23,853,650 shares issued and 23,803,183 shares outstanding at September 30, 2020; 18,638,359 shares issued and 18,587,892 shares outstanding at December 31, 2019	24	19
Treasury stock, at cost; 50,467 shares at September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	177,009	117,371
Accumulated other comprehensive gain (loss)	(41)	10
Accumulated deficit	(109,524)	(87,926)
Total stockholders’ equity	67,468	29,474
Total liabilities and stockholders’ equity	$154,033	$54,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Collaboration revenue	$1,913	$289	$3,692	$856
Operating expenses:
Research and development	6,156	9,532	18,130	30,048
General and administrative	2,728	2,467	7,850	7,365
Total operating expenses	8,884	11,999	25,980	37,413
Loss from operations	(6,971)	(11,710)	(22,288)	(36,557)
Other income (expense):
Interest expense	(214)	(66)	(560)	(197)
Interest income	11	301	202	1,042
Other income	1,037	—	1,042	—
Loss before taxes	(6,137)	(11,475)	(21,604)	(35,712)
Income tax benefit	—	—	6	—
Net loss	$(6,137)	$(11,475)	$(21,598)	$(35,712)
Comprehensive income (loss):
Unrealized gain (loss) on investments	—	5	(16)	37
Unrealized gain (loss) on foreign currency translation	14	(7)	(35)	(17)
Comprehensive loss	$(6,123)	$(11,477)	$(21,649)	$(35,692)
Weighted-average shares used to compute basic and diluted net loss per share	22,277,146	18,586,950	19,826,985	18,281,707
Basic and diluted net loss per share	$(0.28)	$(0.62)	(1.09)	$(1.95)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	13,854,205	$14	50,467	$—	$90,664	$(13)	$(46,074)	$44,591
Issuance of Units in Private Placement, net of offering costs	4,706,700	5	—	—	23,613	—	—	23,618
Exercise of stock options	124	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	754	—	—	754
Unrealized gain on investments	—	—	—	—	—	15	—	15
Unrealized loss on foreign currency translation	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(12,381)	(12,381)
Balance, March 31, 2019	18,561,029	19	50,467	—	115,031	(12)	(58,455)	56,583
Offering costs associated with Private Placement	—	—	—	—	(20)	—	—	(20)
Exercise of stock options	23,701	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	682	—	—	682
Unrealized gain on investments	—	—	—	—	—	17	—	17
Unrealized gain on foreign currency translation	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(11,856)	(11,856)
Balance June 30, 2019	18,584,730	19	50,467	—	115,704	9	(70,311)	45,421
Issuance of warrants	—	—	—	—	60	—	—	60
Exercise of stock options	3,038	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	825	—	—	825
Unrealized gain on investments	—	—	—	—	—	5	—	5
Unrealized loss on foreign currency translation	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(11,475)	(11,475)
Balance September 30, 2019	18,587,768	$19	50,467	$—	$116,591	$7	$(81,786)	$34,831

Balance, December 31, 2019	18,587,892	$19	50,467	$—	$117,371	$10	$(87,926)	$29,474
Stock-based compensation	—	—	—	—	986	—	—	986
Issuance of warrants	—	—	—	—	60	—	—	60
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Unrealized loss on foreign currency translation	—	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	—	(5,533)	(5,533)
Balance, March 31, 2020	18,587,892	19	50,467	—	118,417	(118)	(93,459)	24,859
Exercise of stock options	3,339	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,232	—	—	1,232
Unrealized loss on investments	—	—	—	—	—	(1)	—	(1)
Unrealized gain on foreign currency translation	—	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	—	(9,928)	(9,928)
Balance, June 30, 2020	18,591,231	19	50,467	—	119,651	(55)	(103,387)	16,228
Issuance of Units in Public Offering, net of offering costs	5,139,610	5	—	—	56,266	—	—	56,271
Issuance of common stock under equity incentive plans	72,342	—	—	—	119	—	—	119
Stock-based compensation	—	—	—	—	973	—	—	973
Unrealized gain on foreign currency translation	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(6,137)	(6,137)
Balance, September 30, 2020	23,803,183	$24	50,467	$—	$177,009	$(41)	$(109,524)	$67,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Operating activities
Net loss	$(21,598)	$(35,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	419	344
Amortization of premium/discount on investments	(60)	(274)
Non-cash interest expense	192	99
Stock-based compensation expense	3,191	2,261
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	272	(4,492)
Right-of-use asset	458	699
Accounts payable and accrued liabilities	(1,276)	5,596
Deferred revenue	57,058	2,069
Lease liabilities	777	(265)
Net cash provided by (used in) operating activities	39,433	(29,675)
Investing activities
Purchases of property and equipment	(314)	(335)
Purchase of short-term investments	(4,967)	(54,306)
Maturities of short-term investments	29,311	65,625
Proceeds from the sale of short-term investments	—	1,391
Net cash provided by investing activities	24,030	12,375
Financing activities
Proceeds from borrowings, net of issuance costs	5,000	1,977
Proceeds from sale of common stock and warrants, net of offering costs	56,271	23,598
Repayment of debt	—	(1,333)
Proceeds from exercise of stock options	121	13
Net cash provided by financing activities	61,392	24,255
Effect of exchange rate on cash, cash equivalents and restricted cash	(35)	(17)
Net increase in cash and cash equivalents and restricted cash	124,820	6,938
Cash and cash equivalents and restricted cash, beginning of period	16,509	10,843
Cash and cash equivalents and restricted cash, end of period	$141,329	$17,781
Supplemental Information
Discount in connection with issuance of debt	$335	$—
Cash paid for interest	$345	$97
Recognition of right-of-use asset	$—	$11,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited)

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
A novel strain of coronavirus, SARS-CoV-2 (“COVID-19”), was first reported in December 2019, and subsequently declared a global pandemic by the World Health Organization in March 2020. As a result of the COVID-19 outbreak, many companies have experienced disruptions in their operations and in markets served. We have implemented some and may take additional temporary precautionary measures intended to help ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at September 30, 2020. The full extent of the future impacts of the COVID-19 outbreak on our operations is uncertain. A prolonged outbreak may adversely impact our business, including our clinical trials.
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
The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2019 and December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020 (“Annual Report”). The results of our operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.
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
3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The net loss per share for the three and nine months ended September 30, 2020 reflects 5,139,610 shares of our common stock issued pursuant to the securities offering completed in July 2020. The significant number of shares issued has affected the period-over-period comparability of our net loss per share calculations. The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented.

	September 30,
	2020	2019
	(unaudited)
Warrants to purchase common stock	4,464,261	1,877,094
Stock options and restricted stock units outstanding	4,136,352	3,264,600
Total	8,600,613	5,141,694

4. Cash Equivalents and Short-Term Investments
The amortized cost and fair value of our cash equivalents and short-term investments are as follows (in thousands):

	September 30, 2020
Assets:	(unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$137,558	$—	$—	$137,558

	December 31, 2019
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$9,995	$—	$—	$9,995
U.S. treasury bills	5,019	2	—	5,021
Corporate debt securities and commercial paper	21,862	14	—	21,876
Total	$36,876	$16	$—	$36,892
As of September 30, 2020, all of our investments were classified as cash equivalents. All short-term investments held as of December 31, 2019 were classified as available-for-sale debt securities and had contractual maturities of less than one year. There were no realized gains and losses on these securities for the periods presented.
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
As of September 30, 2020, and December 31, 2019, cash of $3.5 million and $3.6 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$137,558	$—	$—	$137,558

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$9,995	$—	$—	$9,995
U.S. treasury bills	5,021	—	—	5,021
Corporate debt securities and commercial paper	—	21,876	—	21,876
Total	$15,016	$21,876	$—	$36,892
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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Prepaid insurance	$634	$301
Prepaid research and development	341	574
Tenant improvement allowance receivable	25	586
Prepaid other	203	89
Other receivables	272	100
Prepaid expenses and other current assets	$1,475	$1,650

Accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Research and development services	$2,404	$2,543
Employee compensation	1,430	1,761
Legal and professional fees	880	515
Accrued other	351	466
Accrued Liabilities	$5,065	$5,285

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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. We were in compliance with our covenants as of September 30, 2020. As such, as of September 30, 2020, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
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
The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the Effective Date of the Term Loan, which resulted in a change of less than 10%. As a result, the remaining unamortized debt discount recorded in connection with the Original Agreement will be amortized to interest expense over the repayment term of Loan Agreement. In connection with the initial and second tranches of the Loan Agreement, we recorded a total debt discount of $812,000, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $67,000 and $32,000 for the three months ended September 30, 2020 and 2019, respectively, and $192,000 and $99,000 for the nine months ended September 30, 2020 and 2019, respectively. The unamortized discount was $565,000 as of September 30, 2020.
Scheduled principal payments on our outstanding debt as of September 30, 2020 under our Loan Agreement, excluding final fee amounts, are as follows (in thousands):

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
We recognized revenue from the AbbVie Agreement of $1.6 million for the three and nine months ended September 30, 2020. As of September 30, 2020 the remaining balance of the transaction price is $58.4 million and is recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Collaboration”) to develop next-generation SPEAR T cell products. Under the Adaptimmune Collaboration, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies. In June 2019, under the terms of the

Adaptimmune Collaboration, we received an upfront license payment of $2.0 million, and through September 30, 2020 we have received an additional $1.3 million in research support payments to fund ongoing programs. These payments are recorded as deferred revenue upon receipt and are recognized to revenue based on employee hours contributed to each performance obligation. Under the Adaptimmune Collaboration we have recognized revenue of $356,000 and $288,000 for the three months ended September 30, 2020, and 2019, respectively, and $2.0 million and $431,000 for the for the nine months ended September 30, 2020 and 2019, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products. As of September 30, 2020, we have $136,000 remaining in current deferred revenue on our Condensed Consolidated Balance Sheets.
9. Stockholders’ Equity
Securities Offerings
In July 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) for a private placement with a select group of institutional investors, pursuant to which we sold 5,139,610 units (the “Common Units”) and 790,710 units (the “Prefunded Warrant Units”), for an aggregate purchase price of $60.0 million. Each Common Unit consists of one share of our common stock plus a warrant to purchase 0.3 shares of common stock (the “Common Stock Warrants”), and each Prefunded Warrant Unit consists of one prefunded warrant to purchase one share of common stock (the “Prefunded Warrants”) plus 0.3 Common Stock Warrants. The Prefunded Warrant Units and the Common Units are collectively referred to as the “Units” and each Unit has a purchase price of $10.1175. Pursuant to the terms of the Securities Purchase Agreement, we issued warrants to purchase 1,779,096 shares of common stock with an exercise price of $12.74 and a term of 3.5 years. The Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share. We incurred $3.7 million in financing costs associated with the Securities Purchase Agreement, which was netted against the proceeds within additional-paid-in-capital on our accompanying Condensed Consolidated Balance Sheets.
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
In June 2018, we entered into an equity distribution agreement, (“Equity Distribution Agreement”), with Piper Jaffray & Co., (“Piper Jaffray”), pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million in gross cash proceeds. Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. We will be unable to sell shares under the Equity Distribution Agreement until a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC. As of September 30, 2020, no sales under our Equity Distribution Agreement have occurred.
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
During the nine months ended September 30, 2020 we issued stock option grants totaling 1,196,950 shares with a weighted average exercise price of $3.95 per share were issued to eligible employees and board members.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Employee:
Research and development	$462	$438	$1,687	$1,200
General and administrative	501	370	1,473	1,001
Non-Employee:
Research and development	8	16	26	56
General and administrative	2	1	5	4
Total stock-based compensation expense	$973	$825	$3,191	$2,261
10. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate for the nine months ended September 30, 2020 and 2019 was (0.03)% and 0.00%, respectively. The difference between the effective tax rate of (0.03)% for the nine months ended September 30, 2020, the effective tax rate of 0.00% for the nine months ended September 30, 2019, and the U.S. federal statutory rate of 21% was primarily due to recognizing a full valuation allowance on deferred tax assets.
As of September 30, 2020, we determined that, based on an evaluation of the four sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore we continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements, with the exception of a minimal amount of state income tax refunded during the nine-month period ended September 30, 2020.

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•our ability to identify, develop and commercialize additional products or product candidates;
•our estimates regarding our expenses, revenues, anticipated capital requirements and our needs for additional financing;
•our ability to obtain funding for our operations;
•the implementation of our business model and strategic plans for our business and technology;
•the timing of the commencement, progress and receipt of data from any of our preclinical and clinical trials;
•the expected results of any preclinical or clinical trial and the impact on the likelihood or timing of any regulatory approval;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our technology and product candidates;
•the anticipated impact of the COVID-19 pandemic on our business, research and clinical development plans and timeliness and results of operations;
•the timing or likelihood of regulatory filings and approvals;
•the therapeutic benefits, effectiveness and safety of our product candidates;
•the rate and degree of market acceptance and clinical utility of any future products;
•our ability to maintain and establish collaborations;
•our ability to achieve milestones in our current and any future collaborations;
•our expectations regarding market risk, including interest rate changes;
•our expectations regarding the sufficiency of our cash and cash equivalents to fund operations for at least the next 12 months;
•developments relating to our competitors and our industry; and
•our expectations regarding licensing, acquisitions and strategic operations.

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
In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to our clinical candidate ALPN-101, a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with ALPN-101 have demonstrated efficacy in models of systemic lupus erythematosus, or SLE, graft versus host disease, or GVHD, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, and Sjögren’s syndrome. We have evaluated ALPN-101 in a Phase 1 healthy volunteer trial and plan to initiate an international Phase 2 study in adults with lupus. We have successfully received U.S. FDA IND clearance, and anticipate that the study will commence enrollment in the first half of 2021.
Our lead oncology program is ALPN-202, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. In addition, ALPN-202 has a unique immuno-modulatory profile and has demonstrated evidence of anti-tumor immunity in preclinical models. Based on ALPN-202’s efficacy in preclinical models and favorable nonclinical safety and development profile. In June 2020, we initiated NEON-1, a Phase 1 dose escalation and expansion study in patients with advanced malignancies and anticipate providing a study update in the first half of 2021.
    Our third development program is ALPN-303, a dual B-cell cytokine antagonist, designed for the treatment of B-cell mediated inflammation and autoimmune diseases. We are currently conducting additional nonclinical studies and manufacturing activities for ALPN-303 in anticipation of enabling clinical trials by the end of 2021.
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, or ECT, such as chimeric antigen receptor T cells, or CAR-T, T cell receptor-engineered T cells, or TCR-T, and tumor infiltrating lymphocytes, or TILs. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEAR™ T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our lead inflammation/autoimmune program ALPN-101 through its development plan including a Phase 2 study for the treatment of SLE;
•aggressively move our lead oncology program ALPN-202 through clinical development for the treatment of cancer;
•aggressively move ALPN-303 through nonclinical development and into clinical studies for the treatment of B-cell mediated inflammation/autoimmune diseases; and
•maximize the value of our pipeline and platform via potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical development, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through September 30, 2020, excluding amounts borrowed through debt financing, we have raised an aggregate of $242.1 million to fund operations, of which $79.9 million was from the sale of common stock and warrants, $49.2 million was from the sale of convertible preferred stock, $68.9 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of September 30, 2020, we had cash, cash equivalents, restricted cash, and short-term investments totaling $141.3 million.

Our net loss was $6.1 million and $11.5 million for the three months ended September 30, 2020 and 2019, respectively, and $21.6 million and $35.7 million for the nine months ended September 30, 2020 and 2019, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

•initiate and complete clinical trials for product candidates, including ALPN-101, a dual ICOS/CD28 antagonist program targeting autoimmune/inflammatory disorders, ALPN-202, a CD80 vIgD-Fc that mediates PD-L1-dependent CD28 costimulation and inhibits the PD-L1 and CTLA-4 checkpoints targeting cancer and ALPN-303, B-Cell Modulatory Variant TNF Receptor Domains, or vTDs designed to inhibit BAFF and APRIL. BAFF and APRIL are tumor necrosis factor (TNF) superfamily cytokines which play key roles in B-cell development, differentiation, and survival, contributing to the pathogenesis of B-cell-related autoimmune diseases like SLE;
•contract to manufacture and perform additional process development for our product candidates;
•continue research and development efforts to build our pipeline beyond the current product candidates;
•maintain, expand, and protect our intellectual property portfolio;
•hire additional clinical, quality control, scientific, and management personnel; and
•add operational and financial personnel to support our product development efforts and operational capabilities applicable to operating as a public company.
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
We recognized revenue from the AbbVie Agreement of $1.6 million for the three and nine months ended September 30, 2020. As of September 30, 2020, the remaining balance of the transaction price is $58.4 million and is recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune Therapeutics plc
In May 2019, we entered into the Adaptimmune Collaboration Agreement with Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Collaboration Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Collaboration Agreement, we received an upfront license payment of $2.0 million and as of September 30, 2020 we have received an additional $1.3 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue and will be recognized to revenue based on employee hours contributed to each performance obligation. Under the Adaptimmune Collaboration Agreement we have recognized revenue of $356,000 and $288,000 for the three months ended September 30, 2020, and 2019, respectively and $2.0 million and $431,000 for the for the nine months ended September 30, 2020 and 2019, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
Research and Development Expenses
We focus our resources on research and development activities, including the conduct of preclinical and clinical studies and product development and expense such costs as they are incurred. Our research and development expenses consist of:
•employee-related expenses, including salaries, benefits, taxes, travel, and stock-based compensation expense for personnel in research and development functions;
•expenses related to process development and production of product candidates paid to contract manufacturing organizations;

•costs associated with preclinical activities and regulatory operations, including the cost of acquiring, developing, and manufacturing research material;
•clinical trials and activities related to regulatory filings for our product candidates; and
•allocation of facilities, overhead, depreciation, and amortization of laboratory equipment and other expenses.
We incurred $6.2 million and $9.5 million in research and development expenses for three months ended September 30, 2020 and 2019, respectively, and $18.1 million and $30.0 million for the nine months ended September 30, 2020 and 2019, respectively. We expect our research and development expenses to increase for the foreseeable future as we continue to develop our platform and product candidates.
The successful development of our platform and product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing, or costs of the efforts necessary to finish developing any of our product candidates or the period in which material net cash, if any, from these product candidates may commence. This is due to the numerous risks and uncertainties associated with developing therapeutics, including the uncertainty of:
•the scope, rate of progress, expense, and results of clinical trials;
•the scope, rate of progress, and expense of process development and manufacturing;
•preclinical and other research activities; and
•the timing of regulatory approvals.
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
Other Income
Other income consists primarily of a research and development tax credit received by our wholly-owned Australian subsidiary.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K. There have been no significant or material changes in our significant accounting policies during the nine months ended September 30, 2020, as compared to those disclosed in our Annual Report except the following:
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

Results of Operations
Comparison of Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)
	2020	2019
	(unaudited)
Collaboration revenue	$1,913	$289	$1,624
Operating expenses:
Research and development	6,156	9,532	(3,376)
General and administrative	2,728	2,467	261
Total operating expenses	8,884	11,999	(3,115)
Loss from operations	(6,971)	(11,710)	4,739
Other income (expense):
Interest expense	(214)	(66)	(148)
Interest income	11	301	(290)
Other income	1,037	—	1,037
Net loss	$(6,137)	$(11,475)	$5,338
Collaboration Revenue
Revenue for the three months ended September 30, 2020 consists of $0.4 million related to the Adaptimmune Collaboration Agreement and $1.6 million related to the AbbVie Agreement. Revenue for the three months ended September 30, 2019 consists of $0.3 million related to the Adaptimmune Collaboration agreement.
Research and Development Expenses
The $3.4 million decrease in research and development expenses was primarily attributable to decreases of $1.6 million in clinical trial activities, $1.5 million in direct research activities, $0.2 million in personnel-related expenses and $0.2 million in allocated overhead and facilities. These decreases were partially offset by an increase of $0.1 million in contract manufacturing and process development of our product candidates.
General and Administrative Expenses
The $0.3 million increase in general and administrative expenses was primarily attributable to increases of $0.2 million in allocated overhead and facilities and $0.2 million in personnel-related expenses and stock-based compensation. These increases were partially offset by a decrease of $0.1 million in professional services, primarily related to intellectual property services
Interest Expense
Interest expense relates primarily to interest paid on our term loan with Silicon Valley Bank, and the related non-cash interest expense associated with the amortization of the debt discount. The $0.1 million increase in interest expense is due to additional interest related to the drawdown of the second tranche of the loan in March 2020.
Interest Income
The $0.3 million decrease in interest income is due primarily to less interest earned on our short-term investments as we maintained a higher average investment balance during the 2019 period.

Other Income
The $1.0 million increase in other income is attributable to a research and development tax credit received by our wholly-owned Australian subsidiary.
Comparison of Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2020	2019
	(unaudited)
Collaboration revenue	$3,692	$856	$2,836
Operating expenses:
Research and development	18,130	30,048	(11,918)
General and administrative	7,850	7,365	485
Total operating expenses	25,980	37,413	(11,433)
Loss from operations	(22,288)	(36,557)	14,269
Other income (expense):
Interest expense	(560)	(197)	(363)
Interest income	202	1,042	(840)
Other income	1,042	—	1,042
Loss before taxes	(21,604)	(35,712)	14,108
Income tax benefit	6	—	6
Net loss	$(21,598)	$(35,712)	$14,114
Collaboration Revenue
Revenue for the nine months ended September 30, 2020 consists of $2.0 million related to the Adaptimmune Collaboration Agreement and $1.6 million related to the AbbVie Agreement. Revenue for the nine months ended September 30, 2019 consists of $0.4 million related to the Adaptimmune Collaboration Agreement and $0.4 million related to the milestone payment from Laurel from the sale of certain assets.
Research and Development Expenses
The $11.9 million decrease in research and development expenses was primarily attributable to decreases of $6.4 million in contract manufacturing and process development of our product candidates, $4.3 million in direct research activities, $1.4 million in clinical trial activity, and $0.4 million in personnel-related expenses. These decreases were partially offset by increases of $0.5 million in stock-based compensation, and $0.1 million in allocated overhead and facilities.
General and Administrative Expenses
The $0.5 million increase in general and administrative expenses was primarily attributable to increases of $0.5 million in non-cash stock-based compensation, $0.4 million in intellectual property and professional legal services, and $0.3 million in insurance, taxes and facility costs. These increases were partially offset by a decrease of $0.7 million in personnel-related expenses.
Interest Expense
Interest expense relates primarily to interest paid on our term loan with Silicon Valley Bank, and the related non-cash interest expense associated with the amortization of the debt discount. The $0.4 million increase in interest expense is due to additional interest related to the drawdown of the second tranche of the loan in March 2020.

Interest Income
The $0.8 million decrease in interest income is due primarily to less interest earned on our short-term investments as we maintained a higher average investment balance during the 2019 period.
Other Income
The $1.0 million increase in other income is attributable to a research and development tax credit received by our wholly-owned Australian subsidiary.
Liquidity and Capital Resources
As of September 30, 2020, we had cash, cash equivalents, restricted cash, and short-term investments totaling $141.3 million. Excluding amounts borrowed through debt financing, as of September 30, 2020, 2020, we have raised an aggregate of $242.1 million to fund operations, of which $79.9 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $68.9 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June 2017, August 2019, and March 2020, we drew down term loans from Silicon Valley Bank, or SVB, as discussed below. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under our collaborations with Adaptimmune and AbbVie; however, our ability to earn these milestone and contingent payments and the timing of achieving these milestones is uncertain.
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
Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the number and characteristics of the future product candidates we pursue either from our internal research efforts or through acquiring or in-licensing other product candidates or technologies;
•the scope, progress, results and costs of independently researching and developing any of our future product candidates, including conducting preclinical research and clinical trials;
•whether our existing collaborations generate substantial milestone payments and, ultimately, royalties on future approved products for us;
•the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates we develop independently;
•the cost of future commercialization activities, if any;
•the cost of manufacturing our future product candidates and products, if any;
•our ability to maintain our existing collaborations and to establish new collaborations, licensing or other arrangements and the financial terms of such arrangements;

•the costs of preparing, filing, prosecuting, maintaining, defending and enforcing patents, including litigation costs and the outcome of such litigation; and
•the timing, receipt and amount of sales of, or royalties on, our current or future collaborators’ product candidates, and our future products, if any.
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
Under the Equity Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. As of September 30, 2020, we have made no sales under the Equity Distribution Agreement. We will be unable to sell shares under the Equity Distribution Agreement until a prospectus supplement relating to any sales under the Equity Distribution Agreement is filed with the SEC.
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

Cash Flows
The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Net cash provided by (used in) operating activities	$39,433	$(29,675)
Net cash provided by investing activities	24,030	12,375
Net cash provided by financing activities	61,392	24,255
Net Cash Provided by (Used in) Operating Activities:
Net cash provided by operating activities was $39.4 million during the nine months ended September 30, 2020 and consisted of an increase of $57.3 million in our net operating assets and liabilities. This increase was primarily driven by the receipt of a $60.0 million upfront payment from AbbVie, which was recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. Additionally, we had a $3.7 million increase in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization. These increases were partially offset by our net loss of $21.6 million.
Net cash used in operating activities was $29.7 million during the nine months ended September 30, 2019, and consisted primarily of our net loss of $35.7 million. This was offset by increases of $3.6 million in our net operating assets and liabilities and $2.4 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
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
Net cash provided by investing activities was $24.0 million during the nine months ended September 30, 2020 and consisted primarily of our net purchases and maturities of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $12.4 million during the nine months ended September 30, 2019 and consisted primarily of our net purchases, maturities and sales of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as the purchases of property and equipment, primarily lab equipment, to support research and development efforts.
Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $61.4 million during the nine months ended September 30, 2020 and consisted primarily of the net proceeds of $56.3 million related to the sale of approximately 5.9 million Units under our July 2020 Securities Purchase Agreement, $5.0 in proceeds received from the draw down of the second tranche of our Loan Agreement in March 2020, and $0.1 million related to the exercise of stock options.
Net cash provided by financing activities was $24.3 million during the nine months ended September 30, 2019 and consisted primarily of the net proceeds of $23.6 million related to the sale of approximately 4.7 million Units under our Purchase Agreement, $2.0 million in net proceeds from our debt refinancing, partially offset by $1.3 million related to principal payments on our debt.
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
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended September 30, 2020, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Pipeline and Product Development
Our approach to the discovery and development of innovative therapeutic treatments based on our technology is unproven and may not result in marketable products.
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
Relatively few therapeutic candidates based on immunoglobulin superfamily, or IgSF, domains, or tumor necrosis factor receptor super family, or TNFRSF, domains, have been tested in humans. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic candidate to be effective. We currently have only limited data to suggest we can introduce these necessary therapeutic properties into variant Ig domain, or vIgD or variant TNF(R) domain, or vTD, based therapeutic candidates. In addition, vIgDs or vTDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. While we continue to evaluate our vIgDs and vTDs preclinically and clinically, the risk profile in humans is still being fully assessed. Undesirable side effects that may be caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock may decline.
Further, we believe that the FDA has little prior experience with vIgDs or vTDs, which may increase the complexity, uncertainty, and length of the regulatory approval process for our therapeutic candidates. Our company and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any therapeutic candidate. Even if our company or a collaborator obtains regulatory approval, the approval may be for disease indications or patient populations not as broad as we intended or desired or may require labeling, including significant use or distribution restrictions or safety warnings. Our company or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If therapeutic candidates we develop using our scientific platform prove to be ineffective, unsafe, or commercially unviable, our entire platform and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
Even if approval is obtained for a therapeutic candidate, we may not generate or sustain revenue from sales of the therapeutic product due to factors such as whether the therapeutic product can be sold at a competitive price and otherwise accepted in the market. Therefore, any revenue from sales of the therapeutic product may not offset the costs of development. The therapeutic candidates we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on our therapeutic products, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable coverage or reimbursement for, any therapeutic products developed by our company, our existing collaborator, or any future collaborators. Market acceptance of our therapeutic products will depend on, among other factors:
•the timing of our receipt of any marketing and commercialization approvals;
•the terms of any approvals and the countries in which approvals are obtained;
•the safety and efficacy of our therapeutic products;
•the prevalence and severity of any adverse side effects associated with our therapeutic products;
•the prevalence and severity of any adverse side effects associated with therapeutics of the same type or class as our therapeutic products;
•limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•relative convenience and ease of administration of our therapeutic products;
•the willingness of patients to accept any new methods of administration;
•the success of our physician education programs;
•the availability of adequate government and third-party payor coverage and reimbursement;
•the pricing of our products, particularly as compared to alternative treatments;
•our ability to compliantly market and sell our products; and
•availability of alternative effective treatments for the disease indications our therapeutic products are intended to treat and the relative risks, benefits, and costs of those treatments.
With our focus on engineering IgSF or TNF(R)SF proteins, these risks may increase to the extent this field becomes more competitive or less favored in the commercial marketplace. Additional risks apply in relation to any disease indications we pursue which are classified as rare diseases and allow for orphan drug designation by regulatory agencies in major commercial markets, such as the United States, European Union, and Japan. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved therapeutic product with orphan drug designation, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing, and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design, or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications classified as rare. Our estimates regarding potential market size for any rare indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a therapeutic product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, we are currently advancing the development of ALPN-101, ALPN-202 and ALPN-303; however, even with the significant investment of time and funding to advance these product candidates, we cannot guarantee that our clinical and preclinical development efforts will be successful. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or contract research organizations deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
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
We, the FDA, an IRB, an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a therapeutic candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. We may not have the financial resources to continue development of, or to enter into collaborations for, a therapeutic candidate if we experience any problems or other unforeseen events delaying or preventing clinical development or regulatory approval of, or our ability to commercialize, therapeutic candidates, including:
•negative or inconclusive results from our clinical trials, or the clinical trials of others for therapeutic candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using therapeutics similar to our therapeutic candidates;
•serious drug-related side effects experienced in the past by individuals using therapeutics similar to our therapeutic candidates;
•delays in submitting Investigational New Drug, or IND, applications or clinical trial applications, or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•conditions imposed by the FDA or comparable foreign authorities, such as the European Medicines Agency, or EMA, regarding the scope or design of our clinical trials;
•delays in enrolling research subjects in clinical trials;
•high drop-out rates of research subjects;
•inadequate supply or quality of therapeutic candidate or therapeutic candidate components, or materials or other supplies necessary for the conduct of our clinical trials, including those owned, manufactured, or provided by companies other than ours;
•greater than anticipated clinical trial costs, including the cost of any approved drugs used in combination with our therapeutic candidates;
•poor effectiveness of our therapeutic candidates during clinical trials;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policies, and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•varying interpretations of data by the FDA and similar foreign regulatory agencies.
Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated ALPN-101 in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of ALPN-101 in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. The proposed Phase 2 study in SLE will materially increase our anticipated research and development spending. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding. We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for ALPN-101 pursuant to our option and license agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we have initiated our Phase 1 study of ALPN-202 and are conducting additional nonclinical studies and manufacturing activities for ALPN-303 in anticipation of enabling a clinical trial by the end of 2021. We will have to conduct additional preclinical studies and human trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
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
ALPN-101 Program Competitors (ICOSL/CD28)
The competitors listed below have programs targeting either ICOS or CD28 (or one of their ligands) for autoimmune and inflammatory diseases. To our knowledge, there are currently no competitors with a single molecule targeting ICOS and CD28 simultaneously.
•an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc (rozibafusp alfa (AMG570/MEDI0700));
•an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA (FR104);
•an anti-CD28 peptide being developed by AtoxBio, Inc (reltecimod (AB-103));
•an anti-CD28 monoclonal antibody being development by TheraMAB (TAB08); and
•CTLA-4-Fc fusion proteins targeting CD80 and CD86 being marketed Bristol Myers Squibb (abatacept and belatacept).
ALPN-202 Program Competitors
There are numerous clinical trials for immuno-oncology products used as a single agent or in combination. One of the potentially novel attributes of the ALPN-202 program is it provides conditional CD28 costimulation and dual checkpoint inhibition in a single molecule interacting with multiple immune targets.

Examples of additional multi-target compounds for immuno-oncology are highlighted below. To our knowledge, there are currently no competitors with a single molecule capable of dual PD-L1/CTLA-4 antagonism and PD-L1-dependent CD28 agonism.
•wild-type CD80-Fc being developed by Five Prime Therapeutics, Inc. (FPT155);
•bispecific antibodies being developed by Regeneron targeting tumor specific antigens and CD28 (REGN5678 anti-PSMAxCD28, REGN5668 anti-MUC16xCD28, and REGN7075 anti-EGFRxCD28);
•trispecific antibodies being developed by Sanofi (CD3xCD38xCD28) (SAR442257);
•bifunctional fusion protein composed of monoclonal antibody against PD-L1 fused to the extracellular domain of human transforming growth factor-ß, or TGF-ß, receptor II being developed by EMD Serono, Inc. and GlaxoSmithKline plc (bintrafusp alfa, or M7824);

•bifunctional fusion protein composed of PD-1 and OX40L developed by Shattuck Labs, Inc. (SL-279252);
•bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Shattuck Labs, Inc. (SL-279137);
•bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Pieris Pharmaceuticals, Inc. (PRS-344);
•bispecific monoclonal antibody targeting 4-1BB and PD-L1 being developed by Genmab A/S and BioNTech SE (GEN1046);
•trispecific monoclonal antibody/fusion targeting 4-1BB and PD-L1 being developed by Numab Therapeutics AG and CStone Pharmaceuticals Co., Ltd (NM021);
•bispecific monoclonal antibody targeting 4-1BB and PD-L1 being developed by Merus NV and Incyte Corporation (MCL-145);
•bispecific antibody 4-1BB and PD-L1 being developed by Inhibrx, Inc. and Elpiscience Biopharma Ltd. (INBRX-105);
•bispecific monoclonal antibody targeting 4-1BB and PD-L1 being developed by F-star Biotechnology Ltd. (FS-222);
•bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Kahr Medical Ltd., (DSP105);
•bispecific monoclonal antibody/fusion protein targeting 4-1BB and PD-L1 being developed by ABL, Inc., and I-Mab Biopharma Co., Ltd. (ABL503);
•bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology, Ltd. (FS118);
•bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, XmAb23104 targeting PD-1 and ICOS, and a CD28 bispecific antibody platform;
•bispecific constructs called “DARTs” being developed by Macrogenics Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;
•bispecific monoclonal antibody being developed by Tesaro, Inc., which was purchased by GlaxoSmithKline plc, targeting PD-1 and LAG-3;
•small molecule antagonists being developed by Aurigene Ltd and Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;
•various combinations of separate anti PD-1/L1 and anti-CTLA-4 monoclonal antibodies; and
•various combinations of separate anti PD-1/L1 and costimulatory monoclonal antibodies such as OX-40, 4-1BB, and others.
ALPN-303 Program Competitors
The competitors listed below have programs targeting either the TACI, BCMA, or BAFF pathway for autoimmune disease.
•Anti-BAFF antibody marketed by GSK plc (belimumab);
•TACI-Fc being developed by EMD Serono, Inc. (atacicept);
•TACI-Fc being developed by RemeGen Ltd. (telitacicept (RC18));
•Anti-BAFFr IgG1 being developed by Novartis AG (Ianalumab (VAY736));
•an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (rozibafusp alfa (AMG570/MEDI0700)); and
•an anti-APRIL antibody being developed by Chinook Therapeutics, Inc. (BION-1301).

Novel Platform Competitors
Multifunctional therapeutic protein platforms potentially competitive with our platform include:
•Amgen, Inc. (BiTE®): fusion proteins consisting of two single-chain variable fragments to link T cells to tumors;
•Macrogenics, Inc. (DART®): Dual-Affinity Re-Targeting and Trident technology platforms bind multiple targets with a single molecule;
•Xencor, Inc. (XmAb Bispecific): Optimized Fc domains for improved potency, half-life and stability;
•Zymeworks, Inc. (Azymetric™): Proprietary amino acid modifications to facilitate interaction of distinct heavy chains;
•Pieris Pharmaceuticals, Inc. (Anticalin®): Engineered proteins derived from natural lipocalins found in blood plasma;
•Compass Therapeutics, LLC (Targeted Immunomodulation™, StitchMabs™): Antibody discovery targeting the tumor-immune synapse;
•Harpoon Therapeutics, Inc.: TriTAC™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain, and antigen-binding domain;
•Shattuck Labs, Inc.: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (“TNF”) and checkpoint targets;
•Ablynx NV (Nanobody®), purchased by Sanofi Pharma, Inc.: Platform technology of single-domain, heavy-chain antibody fragments derived from camelidae (e.g., camels and llamas);
•Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms; and
•Five Prime Therapeutics, Inc.: Proprietary protein library and rapid protein production and testing platform.
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
Risks Related to Our Relationships with Third Parties
To date, our revenue has been primarily derived from our collaboration agreements, and our success will be dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates.
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in May 2019, we entered into a collaboration agreement with Adaptimmune to develop next-generation SPEAR T cell products and in June 2020, we entered into an option and license agreement with AbbVie for ALPN-101. Pursuant to the terms of the option and license agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones, an additional $75.0 million if AbbVie exercises its option with respect to ALPN-101 following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales.
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
We expect to continue to rely on third party manufacturers if we receive regulatory approval for any therapeutic candidate. To the extent we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for therapeutic candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our therapeutic candidates successfully. Our, or a third party’s, failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including as a result of:
•an inability to initiate or continue preclinical studies or clinical trials of therapeutic candidates under development;
•delay in submitting regulatory applications, or receiving regulatory approvals, for therapeutic candidates;
•the loss of the cooperation of a collaborator;
•subjecting manufacturing facilities of our therapeutic candidates to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of our therapeutic candidates; and
•in the event of approval to market and commercialize a therapeutic candidate, an inability to meet commercial demands for our products.
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
These transactions would entail numerous operational and financial risks, including:
•exposure to unknown liabilities;
•disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired therapeutic candidates, or technologies;

•incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs;
•higher than expected collaboration, acquisition, or integration costs;
•write-downs of assets or goodwill, or incurring impairment charges or increased amortization expenses; and
•difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business or impairment of relationships with key suppliers, manufacturers, or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business.
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
Risks Related to Our Ability to Commercialize Product Candidates
If any of our therapeutic candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we may be unable to successfully commercialize any such future products.
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
Risks Related to Our Personnel and Operations
We will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of September 30, 2020, we had $141.3 million in cash and cash equivalents, restricted cash, and short-term investments. Based on our current operating plan, we believe our available cash and cash equivalents, will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
•to obtain the human and financial resources necessary to develop, test, obtain regulatory approval for, manufacture, and market our therapeutic candidates;
•to build and maintain a strong intellectual property portfolio and avoid infringing intellectual property of third parties;

•to establish and maintain successful licenses, collaborations, and alliances;
•to satisfy the requirements of clinical trial protocols, including patient enrollment;
•to establish and demonstrate the clinical efficacy and safety of our therapeutic candidates;
•to obtain regulatory approvals;
•to manage our spending as costs and expenses increase due to preclinical studies, clinical trials, regulatory approvals, manufacturing scale-up, and commercialization;
•to obtain additional capital to support and expand our operations; and
•to market our products to achieve acceptance and use by the medical community in general.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the nine months ended September 30, 2020, our net loss was $21.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to:
•intentional failures to comply with FDA or U.S. health care laws and regulations, or applicable laws, regulations, guidance, or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations;
•a provision of inaccurate information to any governmental authorities such as FDA;
•noncompliance with manufacturing standards we may establish;
•noncompliance with federal and state healthcare fraud and abuse laws and regulations; and
•a failure to report financial information or data accurately or a failure to disclose unauthorized activities to us.
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
Risks Related to Our Financial Position and Capital Needs
The investment of our cash, cash equivalents, and fixed income in marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of September 30, 2020, we had $141.3 million in cash and cash equivalents, restricted cash, and short-term investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our term loan agreement requires us, and any debt financing we may obtain in the future may require us, to comply with various covenants that limit our ability to, among other things:
•dispose of assets;
•complete mergers or acquisitions;
•incur indebtedness;
•encumber assets;
•pay dividends or make other distributions to holders of our capital stock;
•make specified investments;
•engage in any new line or business; and
•engagement in certain transactions with our affiliates.
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
Risks Related to COVID-19 and Other Health Epidemics
The COVID-19 coronavirus could adversely impact our business, including our clinical trials.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, SARS-CoV-2 has spread globally, including countries in which we have planned or active clinical trial sites. We have experienced and will likely continue to experience disruptions that could severely impact our business and clinical trials, including:
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•delays in receiving approval from local regulatory authorities and ethics committees to initiate our planned clinical trials;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
•changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•refusal of the FDA to accept data from clinical trials whose conduct has been affected by the COVID-19 outbreak, such as due to missing data.
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
Risks Related to Cybersecurity
Our business and operations could suffer in the event of system failures.
Computer system, network or telecommunications failures due to events such as damage from malware, unauthorized access, terrorism, war, or natural disasters could interrupt our internal or partner operations. For example, the loss of preclinical trial data, data from completed or ongoing clinical trials for our product candidates or other confidential information could result in delays in our regulatory filings and development efforts, significantly increase our costs and result in other adverse impacts to our business. To the extent that any disruption or cybersecurity breach was to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and other remediation costs, and the development of our product candidates could be delayed. While we have implemented security measures, our internal computer systems and the external systems and services used by our third-party CMOs, third-party CROs, or other contractors, consultants, directors and partners remain potentially vulnerable to damage from these events.

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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of September 30, 2020, our patent portfolio consists of over 130 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings before or after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the pending, allowed or granted claims thus attacked or may lose the allowed or granted claims altogether. Our patent risks include that:

•others may, or may be able to, make, use, offer to sell, or sell compounds that are the same as or similar to our therapeutic candidates and products but that are not covered by the claims of the patents we own or license;
•we or our licensors, collaborators, or any future collaborators may not be the first to file patent applications covering certain aspects of our technology, including therapeutic candidates and products;
•others may independently develop similar or alternative technology or duplicate any of our technology without infringing our intellectual property rights;
•a third party may challenge our patents and, if challenged, a court may not hold that our patents are valid, enforceable, or that a third party is infringing;
•a third party may challenge our patents in various patent offices and, if challenged, we may be compelled to limit the scope of our pending, allowed or granted claims or lose the allowed or granted claims altogether;
•any issued patents we own or have licensed may not provide us with any competitive advantages, or may be challenged by third parties;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others could harm our business; and
•our competitors could conduct research and development activities in countries where we do not or will not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in major commercial markets where we do not or will not have enforceable patent rights.
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
Our therapeutic candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a therapeutic candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a therapeutic candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our therapeutic candidates may not be sufficient to support the submission of a Biologics License Application, or BLA, or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Although we do not currently have any products on the market, once we begin commercializing our therapeutic candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state, and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud, abuse, and other healthcare laws and regulations constraining the business or financial arrangements and relationships through which we market, sell, and distribute the therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering, or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid;
•the U.S. federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, false or fraudulent claims for payment or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. In addition, the government may assert a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•state all-payor fraud laws, which impose criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, HITECH, and their implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates performing certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
•the federal Physician Payment Sunshine Act and its implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or ACA, and any subsequent amending legislation or executive actions, which require manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs to report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to physicians and teaching hospitals with limited exceptions; and
•analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
If we or our current or future collaborators, manufacturers, or service providers fail to comply with applicable federal, state, or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market, and sell our therapeutics successfully and could harm our reputation and lead to reduced acceptance of our therapeutics by the market. These enforcement actions include, among others:
•adverse regulatory inspection findings;
•warning or untitled letters;
•voluntary product recalls with public notification or medical product safety alerts to healthcare professionals;
•restrictions on, or prohibitions against, marketing our therapeutics;
•restrictions on, or prohibitions against, importation or exportation of our therapeutics;
•suspension of review or refusal to approve pending applications or supplements to approved applications;
•exclusion from participation in government-funded healthcare programs;
•exclusion from eligibility for the award of government contracts for our therapeutics;
•FDA debarment;
•suspension or withdrawal of therapeutic approvals;
•seizures or administrative detention of therapeutics;
•injunctions; and
•restitution, disgorgement of profits, or civil and criminal penalties and fines.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is unclear how the U.S. general election in November 2020 will impact these executive actions and difficult to predict how requirements stemming from past executive actions will be implemented, if at all, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these or future executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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
From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing coverage, reimbursement, and marketing of products regulated by CMS or other government agencies. In addition to new legislation, CMS coverage and reimbursement policies are often revised or interpreted in ways that may significantly affect our business and our products. In particular, it is unclear how the results of the U.S. general election in November 2020 will impact U.S. healthcare legislation. A number of additional executive orders have been issued affecting, or potentially affecting, the ACA and other aspects of the healthcare market in the United States. There is a high degree of uncertainty with respect to the impact a new Presidential administration and Congress may have, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from therapeutic candidates we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or executive orders or the impact of potential legislation and executive orders on us.
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
The U.S. federal budget remains in flux and could, among other things, cut Medicare payments to providers. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict how the results of the U.S. general election in November 2020 will impact the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market, and sell any therapeutics we may develop.
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
In the event any of our therapeutic candidates receive regulatory approval and we or others identify undesirable side effects, adverse events, or other problems caused by one of our therapeutics, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:
•regulatory authorities may withdraw their approval of the product and require us to take the product off the market or seize the product;
•we may need to recall the therapeutic or change the way the therapeutic is administered to patients;
•additional restrictions may be imposed on the marketing and promotion of the particular therapeutic or the manufacturing processes for the therapeutic or any component thereof;
•we may not be able to secure or maintain adequate coverage and reimbursement for our proprietary therapeutic products from government (including U.S. federal health care programs) and private payors;

•we may lose or see adverse alterations to compendia listings or treatment protocols specified by accountable care organizations;
•we may be subject to fines, restitution, or disgorgement of profits or revenues, injunctions, or the imposition of civil penalties or criminal prosecution;
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning, or equivalent, or a contraindication;
•regulatory authorities may require us to implement a REMS plan, or to conduct post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product;
•we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients;
•the therapeutic may become less competitive; and
•our reputation may suffer.
Our therapeutic candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
The Patient Protection and Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•our and our collaborators’ ability to obtain regulatory approvals for product candidates, and delays or failures to obtain such approvals;
•the failure of any of our product candidates, if approved, to achieve commercial success;
•issues in manufacturing our approved products, if any, or product candidates;
•the results of current, and any future, preclinical or clinical trials of our product candidates;
•our ability to achieve development milestones and receive associated milestone payments pursuant to the terms of our collaboration agreements;
•the entry into, or termination of, key agreements, including key licensing, collaboration or acquisition agreements;
•the initiation or material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
•announcements by commercial partners or competitors of new commercial products, clinical progress (or the lack thereof), significant contracts, commercial relationships, or capital commitments;
•adverse publicity relating to our markets, including with respect to other products and potential products in such markets;
•adverse publicity about our company, employees, therapeutic candidates, and/or therapeutic products in the media or on social media;
•the impact of COVID-19 on our company or the economy generally;
•the introduction of technological innovations or new therapies competing with our potential products;
•the loss of key employees;
•changes in estimates or recommendations by securities analysts, if any, who cover our common stock;
•general and industry-specific economic conditions potentially affecting our research and development expenditures;
•changes in the structure of health care payment systems;
•unanticipated serious safety concerns related to the use of any of our product candidates;
•failure to meet or exceed financial and development projections we may provide to the public;
•failure to meet or exceed the financial and development projections of the investment community;

•the perception of the pharmaceutical industry by the public, legislators, regulators, and the investment community;
•adverse regulatory decisions;
•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•commencement of, or our involvement in, litigation;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•period-to-period fluctuations in our financial results; and
•the other factors described in this “Risk Factors” section.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 62% of our common stock as of September 30, 2020. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our January 2019 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a registration statement in March 2019. The resale registration statement was declared effective by the SEC in April 2019 and permits the resale by the private placement investors of approximately 4.7 million shares of our common stock as well as approximately 1.8 million shares of common stock issuable upon the exercise of warrants issued in the private placement. Similarly, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a registration statement on the date we filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. This resale registration statement was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 1.9 million shares and 4.5 million shares, respectively, were exercisable as of September 30, 2020, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
Our corporate documents contain provisions that may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, our certificate of incorporation and bylaws:
•stagger the terms of our board of directors and require 66 and 2/3% stockholder voting to remove directors, who may only be removed for cause;
•provide that the authorized number of directors may be changed only by resolution of the board of directors;
•provide that all vacancies, including newly-created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•authorize our board of directors to issue “blank check” preferred stock and to determine the rights and preferences of those shares, which may be senior to our common stock, without prior stockholder approval;
•establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholders’ meetings;
•prohibit our stockholders from calling a special meeting and prohibit stockholders from acting by written consent;
•require 66 and 2/3% stockholder voting to effect certain amendments to our certificate of incorporation and bylaws; and
•prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates.
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
In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•we may, in our discretion, indemnify other employees and agents in those circumstances where indemnification is permitted by applicable law.
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•we will not be obligated pursuant to our amended and restated bylaws to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless the proceeding was authorized in the specific case by our board of directors or such indemnification is required to be made pursuant to our amended and restated bylaws.
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to our directors or officers.
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
Our common shares are listed on Nasdaq under the trading symbol “ALPN.” Our securities may fail to meet the continued listing requirements to be listed on Nasdaq. If Nasdaq delists our common shares from trading on its exchange, we could face significant material adverse consequences, including:
•significant impairment of the liquidity for our common stock, which may substantially decrease the market price of our common stock;
•a limited availability of market quotations for our securities;
•a determination that our common stock qualifies as a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Risks Related to Our Financial Reporting and Disclosure
We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. For as long as we continue to be an emerging growth company or smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
We have previously decided to opt out of an extended transition period under the JOBS Act that permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Our decision is irrevocable. As a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. In addition, as a smaller reporting company, we are only required to include two years of audited financial statements in our annual reports and, as an emerging growth company, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
We expect to lose our status as an emerging growth company on December 31, 2020. We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our common shares held by non-affiliates, or our public float, is less than $250 million; or (ii) we have annual revenues less than $100 million and either we have no public float or our public float is less than $700 million.
If we take advantage of some or all of the reduced disclosure requirements available to emerging growth companies or smaller reporting companies, investors may find our common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility. While we will be required to comply with certain additional disclosure and accounting requirements once we cease to be an “emerging growth company,” for so long as we are a smaller reporting company and not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
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
General Risk Factors
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than as previously reported on a Current Report on Form 8-K filed with the SEC on July 24, 2020, there have been no unregistered sales of the Company’s equity securities during the three months ended September 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Securities Purchase Agreement, dated July 24, 2020, by and among the Company and the purchasers named therein	8-K	001-37449	10.1	7/24/2020

10.2	Registration Rights Agreement, dated July 24, 2020, by and among the Company and the purchasers named therein	8-K	001-37449	10.2	7/24/2020

10.3	Form of Warrant to Purchase Common Stock	8-K	001-37449	10.3	7/24/2020

10.4	Form of Prefunded Warrant to Purchase Common Stock	8-K	001-37449	10.4	7/24/2020

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Alpine Immune Sciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date: November 12, 2020	By:	/s/ Mitchell H.Gold, M.D.
	Name:	Mitchell H. Gold, M.D.
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: November 12, 2020	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer