Form 10-K
period 2020-12-31
ALPINE IMMUNE SCIENCES, INC.
filed 2021-03-18
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2020, was approximately $49.6 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of March 10, 2021 was 23,882,138.

DOCUMENTS INCORPORATED BY REFERENCE
None.

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
i

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
Autoimmune/Inflammatory Diseases
ALPN-101 is a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies have demonstrated efficacy in models of systemic lupus erythematosus, or SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease, or GVHD. In a presentation at the 2020 European League Against Rheumatism, or EULAR, E-Congress and in a peer reviewed publication in the journal Clinical and Translational Science, we presented data from our Phase 1 healthy volunteer study demonstrating that ALPN-101 was generally well‐tolerated with no evidence of cytokine release, clinically significant immunogenicity, or severe adverse events. In June 2020, we entered into an Option and License Agreement, or the AbbVie Agreement, with AbbVie Ireland Unlimited Company, or AbbVie, which grants to AbbVie an exclusive option to take an exclusive license to ALPN-101. Under the terms of the agreement, we received an upfront payment of $60.0 million, and will also be eligible to receive up to an aggregate of $805.0 million for exercise of the option and success-based development, regulatory and commercial milestones. In addition, we are eligible to receive tiered royalties on net sales of ALPN-101. We intend to initiate a Phase 2 study of ALPN-101 in SLE in mid-2021. For additional information regarding the AbbVie Agreement, please see “—Partnerships—Collaboration with AbbVie (June 2020).”

ALPN-303 is a dual B cell cytokine antagonist being developed for B cell-mediated autoimmune/inflammatory diseases. Engineered using our proprietary directed evolution platform, ALPN-303 is a potent inhibitor of the pleiotropic B cell cytokines B cell activating factor, or BAFF, and a proliferation inducing ligand, or APRIL, which may play key roles in certain autoimmune/inflammatory disease through their regulation of B cell development, differentiation, and survival. Data presented at the 2020 EULAR E-Congress demonstrate that engineered proteins in the ALPN-303 series reduced important disease parameters such as proteinuria, serum autoantibodies, and nephritis in a preclinical efficacy model of lupus. We are targeting completion of activities to support initiation of a Phase 1 healthy volunteer study with ALPN-303 in the fourth quarter of 2021.
Immuno-oncology
Our lead oncology program is ALPN-202, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. In addition, ALPN-202 has a unique immuno-modulatory profile and has demonstrated evidence of anti-tumor immunity in preclinical models. Based on ALPN-202’s efficacy in preclinical models and favorable nonclinical safety and development profile, we initiated NEON-1, a Phase 1 dose escalation and expansion study in patients with advanced malignancies, in 2020 and intend to continue enrolling patients throughout 2021. We plan to disclose interim data on NEON-1 at an upcoming medical conference and to determine expansion cohorts later this year. We also intend to initiate NEON-2, a Phase 1 combination study of ALPN-202 and a PD-1 inhibitor later this year.
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, or ECT, such as chimeric antigen receptor T cells, or CAR-T, T cell receptor-engineered T cells, or TCR-T, and tumor infiltrating lymphocytes, or TILs. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEARTM T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.

Our Strategy
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and autoimmune/inflammatory diseases. To achieve our goals, we intend to:
Aggressively move our lead autoimmune/inflammatory program ALPN-101 through clinical development as part of our Option and Licensing Agreement with AbbVie.
•We intend to conduct a Phase 2 clinical study of ALPN-101 for the treatment of SLE, including all non-clinical process development, and manufacturing activities required to support the development plan with AbbVie. We intend to initiate the Phase 2 study of ALPN-101 in SLE in mid-2021.
Aggressively move our second autoimmune/inflammatory program ALPN-303 through preclinical development and into the clinic.
•We are targeting completion of activities to support the initiation of a Phase 1 healthy volunteer study in the fourth quarter of 2021.
Aggressively move our lead oncology program ALPN-202 through clinical development for the treatment of cancer.
•We intend to continue enrolling patients in NEON-1, a Phase 1 dose escalation and expansion clinical study in patients with advanced malignancies, throughout 2021. We also intend to initiate NEON-2, a Phase 1 combination study of ALPN-202 and a PD-1 inhibitor later this year.
Maximize the value of our pipeline and platform via potential partnering activities.
•We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Product Pipeline
    We have a diverse pipeline of novel therapies, as shown in Figure 1 below.
Figure 1
Our Scientific Platform
The human immune system is a complex network of biological processes and structures evolved to protect humans from external infections and harmful changes of internal cells. Within the immune system, proteins play a key role in a variety of essential functions, including recognition of foreign and self-antigens, cell adhesion and trafficking, and modulation of cellular activity through costimulatory or inhibitory signaling. Our scientific platform seeks to develop novel therapeutics by engineering native, or so-called “wild-type,” proteins with unique properties that may benefit patients with cancer or inflammatory diseases. We have focused our efforts to-date on two major protein superfamilies that play critical roles in the regulation of immune cell signaling and activity: the immunoglobulin superfamily, or IgSF, and the tumor necrosis factor (receptor) superfamily, or TNFSF/TNFRSF.
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
Figure 2
TNFSF/TNFRSF proteins are expressed broadly in the immune system and play a critical role in immune cell signaling and proliferation. TNFSF/TNFRSF members are composed of 48 unique proteins that are structurally similar and are characterized by their ability to bind to trimeric tumor necrosis factors (Figure 3). Members of the TNFSF/TNFRSF include many clinically relevant targets with applications in both autoimmune disease and immuno-oncology (e.g., CD40, TACI, BCMA, 4-1BB, TNFα).
The TNF Superfamily
Figure 3
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

Figure 4 illustrates the process of directed evolution in our scientific platform. Our scientists utilize yeast display protein library strategies to identify variants of wild-type proteins with desired binding characteristics. We start with a wild-type IgSF or TNFSF/TNFRSF protein and then enter a cycle of library generation and yeast display. Flow cytometry or other methods are used to sort for yeast clones displaying variants with desired binding characteristics. Biologic and biophysical assays of purified proteins assess biological function and manufacturing characteristics. The end product is an optimized vIgD or vTD. Additional cycles can be carried out by building next generation libraries from the output of prior libraries to result in further optimization.
Figure 4
Our scientific platform is generally able to improve upon native IgSF or TNFSF/TNFRSF activity regardless of whether natural binding affinity is weak or strong. When starting affinity is very weak, techniques employed by our scientists have accomplished several thousand-fold increases in binding affinity with sometimes as few as two library generation cycles. Even when starting affinity is very high, our scientific platform can still improve binding affinities. The same general strategies can be used when the desired therapeutic profile requires reduced affinity compared to the wild-type protein. We have applied our scientific platform to several IgSF and TNFSF/TNFRSF protein targets.

We believe our vIgDs and vTDs are highly flexible. In many cases, a single affinity-maturation campaign can result in multiple domains suitable for use in the formats such as those illustrated in Figure 5 and further described below.

vIgDs / vTDs
~70-110 aa / ~40-140 aa
Multi-specific
Fc Fusion
Fc
Fc
ALPN-101 - abbvie
ALPN-202
ALPN-303
Cell Therapy
Enhancement
TCR/CAR
Adaptimmune
mAb-vIgD Fusion
(V-mAb)
mAb

vIgD: variant Ig domain.
vTD: variant TNF domain.

Figure 5
vIgD-Fc or vTD-Fc
A vIgD- or vTD-Fc fusion protein is the simplest format. Our lead autoimmune/inflammatory program, ALPN-101, and lead oncology program, ALPN‑202, are both examples of vIgD-Fc formats. The engineered vIgD protein is fused to an Fc backbone. Combining vIgDs or vTDs with antibody Fc domains to make Fc fusion proteins potentially allows for better expression, facilitates purification, and improves pharmacokinetic (dosing) properties. Fc fusion proteins are a standard format in the industry, with examples such as etanercept, abatacept, and belatacept. A vIgD- or vTD-Fc could potentially be administered intravenously, subcutaneously, topically, or via other methods of delivery.
Cell Therapy Enhancement
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, such as CAR-Ts, TCR-Ts, or TILs.
ALPN-101, a Dual ICOS/CD28 Antagonist for Autoimmune/Inflammatory Diseases
Our lead autoimmune/inflammatory disease program, ALPN-101, is an Fc fusion protein of a human inducible T cell costimulator ligand, or ICOSL, vIgD designed to inhibit simultaneously the CD28 and ICOS T cell costimulatory pathways (Figure 6). This vIgD is fused to an “effectorless” Fc backbone and is intended for the potential treatment of autoimmune/inflammatory diseases. Notably, ALPN-101 is not a bispecific antibody construct. A traditional bispecific might be constructed of one domain binding ICOS and one domain binding CD28. Instead, ALPN-101 makes use of a novel single vIgD domain capable of binding both ICOS and CD28 engineered by our scientists using our proprietary scientific platform.

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
Inducible T cell Costimulator, or ICOS, is part of the CD28 costimulatory family of molecules, including PD-1, CD28, and CTLA-4. ICOS is related to CD28, but, in contrast, is poorly expressed in naïve T cells. ICOS is, however, rapidly induced upon T cell activation. It appears to be a dominant costimulatory pathway in at least some effector or pathogenic T cells, such as potentially in the absence of CD28. Elevated levels of ICOS‑expressing T cells have been described in an increasing number of autoimmune/inflammatory diseases, correlating with disease activity. At the same time, inhibition of ICOS is effective in several preclinical inflammatory disease models. The ICOS pathway may therefore represent a major costimulatory pathway, nonredundant with CD28, and highly relevant to autoimmune/inflammatory diseases.
We have performed a number of preclinical experiments demonstrating ALPN‑101 is active in both in vitro and in vivo models, several of which are described below.

A potent immunomodulator of diseased cells
ALPN-101 inhibits cytokine production from human peripheral blood mononuclear cells in vitro more potently than single CD28 (abatacept, or CTLAr-Ig) or ICOS (prezalumab, or anti-ICOSL mAB) pathway inhibitors alone or in combination (Figure 7).
Figure 7
Sjögren’s Syndrome Model
Sjögren’s syndrome is an autoimmune disease in which immune cells attack the glands that produce saliva and tears. In an animal model of salivary gland inflammation (sialoadenitis), a key organ manifestation of Sjögren’s syndrome, ALPN-101 appeared more efficacious in reducing the incidence and severity of sialadenitis as compared to abatacept or wild-type ICOSL-Fc alone or in combination. These data were presented at the 2019 annual meeting of the American College of Rheumatology. (Figure 8)
Figure 8

Systemic Lupus Erythematosus Model
ALPN-101 has demonstrated efficacy in a preclinical model of SLE, a multiorgan autoimmune disease that that can lead to serious organ complications and death. In Figure 9, which evaluated ALPN-101 in a bm12 inducible model of SLE, treatment with ALPN-101 reduced serum titers of anti-dsDNA autoantibodies throughout the study compared to Fc control treatment. These data were presented at the 2019 annual meeting of the American College of Rheumatology.
Figure 9
Arthritis Model
Figure 10 shows data from an in vivo collagen-induced arthritis model. This model is designed to test a drug’s ability to reduce inflammatory signals thought to play a role in rheumatoid arthritis, psoriatic arthritis, and other types of inflammatory arthritis conditions. In the data presented at the 2019 annual meeting of the American College of Rheumatology, ALPN-101 was superior to abatacept, a drug approved by the FDA to treat rheumatoid, psoriatic, and juvenile idiopathic arthritis.
Figure 10

Human Xenograft GVHD Model
ALPN-101 has been studied in an in vivo mouse model of GVHD, a damaging and potentially fatal inflammatory disease frequently observed following allogeneic stem cell and/or bone marrow transplant treatments for cancer or other serious diseases. The results represented in Figure 11 show ALPN-101 had superior survival when dosed three times per week for four weeks compared to belatacept (an FDA-approved drug for prevention of renal allograft rejection - a type of inflammation-related rejection process analogous to GVHD). In fact, 100% of ALPN-101 multi-dose treated animals across three different dose levels survived. Animals given only a single dose of ALPN-101 performed comparably to animals treated with belatacept dosed 3x/week for four weeks, demonstrating the potency and efficacy of ALPN-101 in this disease model.
Figure 11
Summary of ALPN-101 Program Preclinical Data
Our scientists and collaborators have demonstrated in in vivo preclinical studies that ALPN-101:
•demonstrates a lower incidence and severity of sialadenitis, a model of Sjögren’s syndrome, as compared to abatacept or wild-type ICOSL-Fc alone or in combination;
•shows reduced levels of anti-dsDNA autoantibodies compared to an Fc control in an animal model of SLE;
•reduces disease severity and delays disease onset time relative to control in an in vivo arthritis model with activity superior to abatacept, an FDA-approved drug for rheumatoid, psoriatic, and juvenile idiopathic arthritis;
•improves survival compared to belatacept in an in vivo animal GVHD model;
•demonstrates control of colitis in an animal model of inflammatory bowel disease, or IBD; and
•shows improved disease scores in an animal model of multiple sclerosis, or MS, compared to abatacept.

ALPN-101 Clinical Development
We have completed a Phase 1 study of ALPN-101 in healthy volunteers (NCT03748836). This study was designed to evaluate the safety and tolerability of single and multiple ascending intravenous and/or subcutaneous doses of ALPN-101. In addition, pharmacokinetics, pharmacodynamics and exploratory biomarkers were evaluated to help determine ALPN-101’s potential for the treatment of autoimmune/inflammatory diseases. Results of the study were presented at the 2020 European League Against Rheumatism E-Congress and published in the peer-reviewed journal Clinical Translational Science (doi:10.1111/cts.12983). The first-in-human study randomized 96 healthy adults to receive single or multiple, intravenous or subcutaneous, placebo or ALPN-101 at doses ranging from 1 μg/kg to 10 mg/kg. At all dose levels, ALPN-101 was well-tolerated, with no severe adverse events, clinically-significant immunogenicity events, or evidence of cytokine release. Pharmacokinetics and pharmacodynamics (Figure 12) exhibited desirable dose dependence, with increasing doses corresponding to increasing duration of complete, or near-complete target saturation, as well as inhibition of antibody responses to keyhole limpet hemocyanin, or KLH, immunization.

Single Ascending Dose
[ALPN-101] (µg/mL)
Time (day)
10 mg/kg (n=4)
3 mg/kg (n=4)
1 mg/kg (n=4)
0.3 mg/kg (n=4)
0.1 mg/kg (n=4)
0.03 mg/kg (n=3)
0.012 mg/kg (n=2)
3 mg/kg, SC (n=4)
1 mg/kg, SC (n=3)
Multiple Ascending Dose
[ALPN-101] (µg/mL)
Time (day)
0.3 mg/kg, Q1W (n=6)
1 mg/kg, Q1W (n=6)
1 mg/kg, Q2W (n=5)
TS(%)
CD4+ Target Saturation (%)
Time (day)
SAD:
0.001 mg/kg
0.003 mg/kg
0.006 mg/kg
0.012 mg/kg
0.03 mg/kg
0.1 mg/kg
0.3 mg/kg
1 mg/kg
3 mg/kg
10 mg/kg
1 mg/kg, SC
3 mg/kg, SC
MAD:
1 mg/kg, Q2W
1 mg/kg, Q1W
0.3 mg/kg,Q1W
anti-KLH IgG
anti-KLH IgG Ratio (posdose/baseline)
Time (day)
Placebo
SAD:
1 mg/kg
3 mg/kg
10 mg/kg
1 mg/kg, SC
3 mg/kg, SC
MAD:
0.3 mg/kg, Q1W
1 mg/kg, Q1W
1 mg/kg, Q2W

Figure 12
Supported by these results we plan to continue development of ALPN-101 in SLE. As part of the AbbVie Agreement, we intend to initiate a Phase 2 study of ALPN-101 in SLE in mid-2021.
ALPN-202, a Conditional CD28 Costimulator and Dual PD-L1/CTLA-4 Inhibitor for Oncology
Immune checkpoint blockade using inhibitors of the cytotoxic T-lymphocyte antigen 4, or CTLA-4, or programmed death 1, or PD-1, pathways have been therapeutically successful for a wide variety of malignancies, dramatically altering the treatment paradigm in oncology. However, the majority of patients treated with an inhibitor of CTLA-4, PD-1, or programmed death-ligand 1, or PD-L1, fail to respond or develop resistance, indicating that additional strategies to improve anti-tumor immunity and responses remain needed to improve outcomes. Because immune checkpoints like PD-1 and CTLA-4 appear to suppress anti-tumor immune responses in part by inhibiting the activating signals mediated by cluster of differentiation 28, or CD28 (Figure 13a), next generation immunotherapeutic strategies may substantially improve anti-tumor responses by activating a T cell (co-)stimulatory pathway(s) while also inhibiting a checkpoint pathway(s). Preferably, such activity might be focused primarily within the tumor microenvironment to limit potential systemic immune activation and toxicity.
ALPN-202 is an Fc fusion protein of a modified human cluster of differentiation 80, or CD80, vIgD designed to block the inhibitory immune checkpoints PD-L1 and CTLA-4, and to provide PD-L1-dependent T cell activation via CD28 costimulatory receptor. As illustrated in Figure 13b, ALPN-202 binds PD-L1 expressed on the tumor, blocking PD-L1/PD-1 interactions. Localized to the tumor, ALPN-202 is able to provide a CD28 signal to T cells (PD-L1-dependent CD28 costimulation). Additionally, ALPN-202 binds CTLA-4 expressed on T cells and blocks CTLA4-CD80/CD86 interactions.
Figure 13a                     Figure 13b

Using in vitro assays, we have characterized and validated the three primary mechanisms of action of ALPN-202: conditional CD28 costimulation and dual PD-L1/CTLA-4 inhibition (Figure 14). Importantly, CD28 costimulation with ALPN-202 requires both T cell receptor, or TCR, signaling and expression of PD-L1 on the antigen presenting cell, or APC. PD-L1 dependent T cell costimulation is a unique and key attribute of ALPN-202 which we believe may limit the risk for systemic toxicity while providing potent anti-tumor activity.
Figure 14
ALPN-202 has also been validated in in vivo tumor models. In a mouse model where mice were implanted with MC38 mouse colon cancer tumors transfected with human PD-L1, ALPN-202 as a monotherapy demonstrated superior tumor control compared to durvalumab, an FDA-approved anti-PD-L1 monoclonal antibody (Figure 15).
Figure 15                        Figure 16
When tumor-free mice in the ALPN-202 arm were re-challenged with additional tumors, they continued to be tumor free despite no additional doses of ALPN-202. (Figure 16)

The effects of ALPN-202 or durvalumab on various components of the immune system were compared using a technique called RNA sequencing in the tumor model. This technique generates a display of inflammatory gene signatures where green represents lower or no upregulation of inflammatory genes and red represents higher upregulation of inflammatory genes. For the treatment of cancer, it is thought the more upregulation of the immune system - indicated by higher upregulation of inflammatory genes - potentially results in better outcomes for patients. As seen in Figure 17 below, ALPN-202 upregulates a broader variety of different inflammatory genes connected with several different types of immune cells compared to durvalumab.
Figure 17
Summary of ALPN-202 Preclinical Data
We have demonstrated in preclinical studies that ALPN-202:
•exhibits three primary mechanisms of action: conditional CD28 costimulation and dual PD-L1/CTLA-4 inhibition;
•improves tumor control in a human PD-L1 transduced mouse model of colon cancer compared to the FDA approved anti PD-L1 therapeutic durvalumab;
•demonstrates a more robust intra-tumor inflammatory signature in the mouse colon cancer model than durvalumab, potentially indicating superior immune system upregulation to fight cancer; and
•has the potential to be used as a monotherapy or in combination with standard of care chemotherapy or checkpoint only inhibition.
ALPN-202 Clinical Development
We have initiated enrollment in NEON-1, our Phase 1 study in patients with advanced malignancies, and we intend to continue to enroll patients throughout 2021. NEON-1 includes two parts: dose escalation and expansion cohort(s). It will enroll adults with advanced solid tumors or lymphoma refractory or resistant to standard therapy, including checkpoint inhibitors when indicated. Measurable disease is required for most participants, as are an ECOG status of 0 to 2 and adequate hematological, renal, and hepatic function. Dose escalation begins with single-participant cohorts followed by standard 3 + 3 cohorts where two dose regimens, weekly versus every three weeks, will be studied in parallel. We plan to determine expansion cohorts later this year. Expansion cohorts will explore specific tumor types and/or biomarker-selected tumors, based upon the experience during dose escalation. Safety endpoints include dose-limiting toxicities, adverse events, and circulating cytokines. Objective responses will be assessed by RECIST v1.1 for solid tumors and Lugano criteria for lymphoma. Pharmacokinetics and pharmacodynamics will also be evaluated. More information is available at www.clinicaltrials.gov (NCT04186637). We also intend to initiate NEON-2, a Phase 1 combination study of ALPN-202 and a PD-1 inhibitor later this year.
ALPN-303, a Dual B Cell Cytokine Antagonist for B Cell-Mediated Autoimmune/Inflammatory Diseases
ALPN-303 is a dual B cell cytokine antagonist being developed for B cell-mediated autoimmune/inflammatory diseases. Engineered using our proprietary directed evolution platform, ALPN-303 is an Fc fusion protein of a human transmembrane activator and CAML interactor, or TACI, variant TNFR domain, or vTD, that inhibits the pleiotropic B cell cytokines B cell activating factor, or BAFF, and a proliferation inducing ligand, or APRIL. It mediates significantly improved combined BAFF and APRIL inhibition in vitro and enhanced pharmacokinetic and immunomodulatory properties in vivo, as compared to wild-type, or WT, TACI-Fc molecules. BAFF and APRIL are TNF superfamily members that bind TACI, BCMA, and/or BAFF-R on B cells and together support B cell development, differentiation, and survival. Their co-neutralization dramatically reduces B cell survival and function, including antibody production, whereas inhibition of either BAFF or APRIL alone mediates only modest effects (Figure 18). B cell targeting therapies like the WT TACI-Fc fusions atacicept and telitacicept have demonstrated promising clinical potential in B cell-related diseases like SLE but have not yet clearly exhibited long-term and/or complete disease remissions. ALPN-303, with enhanced inhibitory activity against BAFF & APRIL, could further improve clinical outcomes.

APRIL
Membrane BAFF
Soluble BAFF
belimumab
ALPN-303
ALPN-303
TACI
BCMA
BAFFR
T-cell-independent antibody responses
B cell regulation
Class-switch recombination
Plasma cell survival
Immature B cell survival and maturation

Source: Nat Rev Rheumatol 10: 365, 2014; Nat Rev Rheumatol 9:705, 2013

Figure 18
Data on the ALPN-303 series presented at the 2020 European League Against Rheumatism E-Congress demonstrate encouraging preclinical immunomodulatory activity and efficacy in vitro and in vivo, superior to anti-BAFF Abs and WT TACI-Fc. In Figure 19, ALPN-303 inhibits BAFF- and APRIL-mediated signaling in vitro with significantly lower IC50 values than WT TACI-Fc and belimumab comparators.
Figure 19
Administration of ALPN-303 rapidly and significantly reduced key B lymphocyte subsets including plasma cells, germinal center (Figure 20), and follicular B cells.

Developmental B Cell Blockade
Figure 20
Furthermore, treatment with ALPN-303 potently suppressed anti-dsDNA auto antibodies, proteinuria, sialadenitis, kidney lesions, and renal immune complex deposition in the (NZBxNZW)F1 lupus model (Figure 21).

Encouraging Efficacy in Murine Connective Tissue Disease
Figure 21
Based on these data, we believe that ALPN-303 represents an attractive development candidate for the treatment of multiple autoimmune and inflammatory diseases, particularly B cell-related diseases such as SLE, SjS, and other connective tissue diseases.

ALPN-303 Clinical Development
No clinical studies of ALPN-303 have been conducted to-date. We are targeting completion of activities to support initiation of a Phase 1 study for ALPN-303 in in the fourth quarter of 2021.
Other Research Programs
In addition to our ALPN-101, ALPN-202, and ALPN-303 programs, we have a number of other research efforts underway to address cancer and autoimmune/inflammatory diseases that we intend to continue to develop either internally or together with a partner.
Partnerships
In addition to advancing programs internally, we continue to seek partners who can bring therapeutic area experience, development expertise, commercialization capabilities, and funding allowing us to maximize the potential of vIgDs, vTDs, and our scientific platform.
Collaboration with AbbVie (June 2020)
In June 2020, we entered into the AbbVie Agreement, which grants to AbbVie an exclusive option to take an exclusive license to ALPN-101, or the License Option.
Under the terms of the AbbVie Agreement we granted to AbbVie an exclusive option to obtain an exclusive, royalty-bearing, sublicensable license to certain intellectual property rights for the research, development and commercialization of ALPN-101 and any other molecule owned or controlled by us that binds to or directly modulates or targets ICOS at certain agreed-upon levels, or the Compounds, on a worldwide basis for all human and non-human diagnostic, prophylactic and therapeutic uses, subject to certain exceptions set forth in the AbbVie Agreement. The License Option is immediately exercisable and will expire 90 days following our delivery of the data package described below to AbbVie, subject to certain exceptions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act, if required.
Financial Terms
In connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million in cash. If AbbVie exercises its License Option, they will pay a one-time cash payment of $75.0 million.
In addition to the upfront payment and License Option payment, AbbVie has agreed to make cash payments upon our achievement of certain development milestones prior to the exercise of the License Option as set forth in a written development plan, up to an aggregate amount of $75.0 million. Following the exercise of the License Option, AbbVie has agreed to make cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones. AbbVie has further agreed to pay royalties from a high-single digit percentage to a low double-digit percentage of net sales of any pharmaceutical product that contains a Compound, or a Licensed Product, with the specific royalty rate depending on the aggregate net sales. AbbVie’s obligations to pay royalties with respect to a Licensed Product and country will expire upon the latest of the expiration of the last to expire valid patent claim applicable to such Licensed Product in such country, 10 years from the first commercial sale of the Licensed Product in such country, and the expiration of regulatory exclusivity for such Licensed Product in such country. Royalty payments are subject to reduction in specified circumstances, including expiration of patent rights, if average net sales decrease by a certain percentage after the introduction of a generic product, or if AbbVie is required to pay amounts to a third party in order commercialize a Licensed Product in a particular country.
Development Activities
Prior to the exercise of the License Option, we will conduct ALPN-101 development efforts as per a development plan providing for, among other things, the generation of a data package in order for AbbVie to evaluate exercising the License Option and an itemized budget for such activities, including all activities reasonably necessary to conduct a Phase 2 clinical study of ALPN-101 for the treatment of systematic lupus erythematosus; all non-clinical activities; and all CMC activities agreed to under the development plan. We will be fully responsible for all costs incurred to conduct our activities, provided that, AbbVie may be responsible for increased costs under the development plan in connection with certain material amendments agreed upon with AbbVie.
Prior to the exercise of the License Option, we will be solely responsible, at our sole cost and expense, for preparing, filing and maintaining regulatory documentation, which AbbVie will be entitled to access and review. We will also be responsible for any and all correspondence with the applicable regulatory authorities and for maintaining all data related to ALPN-101. We will be solely responsible, at our sole cost and expense, for manufacturing the Compounds necessary to complete the development activities consistent with the development plan.
Governance
The parties will establish a joint governance committee, or JGC, composed of an equal number of representatives from each of Alpine and AbbVie, which will, among other responsibilities, coordinate and oversee the development activities, approve amendments to the development plan and discuss interactions with regulatory authorities. The chairperson of the JGC will be appointed by AbbVie. AbbVie may disband the JGC, at its sole discretion, following the exercise of the License Option.

Commercialization

Upon AbbVie’s exercise of the License Option, AbbVie and its affiliates will be solely responsible, at AbbVie’s sole cost and expense, for the development, manufacture, commercialization, and regulatory compliance of any Licensed Product. Following exercise of the License Option, AbbVie shall use commercially reasonable efforts to develop and seek regulatory approval for one of the Compounds in one indication in each of the United States and one of the United Kingdom, Germany, France, Spain, or Italy, or the Major Markets, and, following receipt of any such regulatory approval, commercialize the compound in such country.

Changes in Control

We will notify AbbVie immediately upon the closing of any change in control (as defined in the AbbVie Agreement) during the term of the AbbVie Agreement. Following the delivery of such notice, AbbVie may, in its sole and absolute discretion, elect to continue the AbbVie Agreement subject to certain modifications as set forth in the AbbVie Agreement, including the assumption by AbbVie of responsibility to perform certain activities previously assigned to us.

Term and Termination

Unless earlier terminated, the AbbVie Agreement shall terminate either: (i) in the event that the License Option is not exercised by AbbVie, the first day following the last day of the License Option exercise period; or (ii) in the event that the License Option is exercised by AbbVie, the date of the expiration of the last Royalty Term for the last Licensed Product.

Both us and AbbVie may terminate the AbbVie Agreement upon written notice in the event of a material breach by the other party that has not been cured within a 90-day cure period. However, if the uncured material breach is with respect to AbbVie’s obligation to use commercially reasonable efforts to obtain regulatory approval for and commercialize a Licensed Product with respect to any Major Market (but not all Major Markets), then we will only be entitled to terminate the AbbVie Agreement with respect to such Major Market(s). Both AbbVie and us may also terminate the AbbVie Agreement upon written notice if the other party voluntarily or involuntarily files for bankruptcy or insolvency, makes an assignment for the benefit of creditors, has a receiver or trustee appointed over substantially all of such other party’s property, proposes or is party to any dissolution or liquidation, or admits in writing its inability generally to meet such other party’s obligations as they fall due in the general course.

AbbVie may terminate the AbbVie Agreement in its entirety or on a country-by-country basis, for any or no reason, by providing at least 90 days’ prior written notice to us. AbbVie may also terminate the AbbVie Agreement upon notice to us if (i) either we or AbbVie receives a second request for additional information under the HSR Act, provided AbbVie’s notice of termination is delivered within ten business days after AbbVie becomes aware of such request or receives notice from us regarding such request or (ii) the License Option has not been exercised or clearance under the HSR Act, if required, has not occurred within 180 days of submission of the parties’ request for such clearance, provided AbbVie’s notice of termination is delivered within ten business days after the end of such 180-day period.

Upon the termination of the AbbVie Agreement in its entirety for any reason, all licenses and other rights granted (i) to AbbVie by us and (ii) to us by AbbVie shall terminate. Upon termination in certain circumstances, AbbVie has agreed to grant to us licenses to certain intellectual property that is reasonably necessary, and that was actually used by AbbVie for the development, manufacturing or commercialization of the terminated products, to research, develop and commercialize the terminated products in the terminated countries.

In lieu of terminating the AbbVie Agreement in connection with an uncured material breach or the bankruptcy or insolvency of the Company, AbbVie may alternatively elect to continue the AbbVie Agreement subject to certain modifications, including that AbbVie will be entitled to conduct activities allocated to us under the Development Plan, subject to reimbursement by us for AbbVie’s out-of-pocket expenses in connection with such activities. If AbbVie’s right to terminate in connection with an uncured material breach or the bankruptcy or insolvency of the Company arises before exercise of the License Option, then the License Option exercise payment amount will be reduced by half and the amount of any then-unearned milestone payments will be reduced by half. If AbbVie’s right to terminate arises after exercise of the License Option, then the amount of any then-unearned milestone payments will be reduced by 25%.

The AbbVie Agreement includes certain other customary terms and conditions, including mutual representations and warranties, indemnification and confidentiality provisions.
Collaboration with Adaptimmune Therapeutics (May 2019)
In May 2019, we entered into a collaboration and license agreement with Adaptimmune, or the Adaptimmune Agreement, to develop next-generation SPEAR™ T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We and Adaptimmune will collaborate on a specified number of programs to develop SIP and TIP candidates with tailored affinities and modulatory activities that may enhance the anti-tumor responses seen with Adaptimmune’s SPEAR™ T cells. For each program, Adaptimmune has an option to take a worldwide exclusive license for development and commercialization of SPEAR™ T cell products incorporating the developed SIP or TIP candidate for the treatment of cancer. Under the terms of the collaboration agreement, Adaptimmune provided an upfront payment and will provide research funding for ongoing programs. In addition, we may be eligible for downstream development and commercialization milestones up to $288.0 million, if all pre-specified milestones for each program are achieved. In addition, we are eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
Manufacturing
We have established in-house non-cGMP recombinant protein generation capabilities enabling our scientific platform, including validation of new scientific discoveries in vitro and in vivo. Having protein production capabilities in-house allows more rapid progression for vIgDs and vTDs generated by our scientific platform.
We have chosen U.S.-based contract drug substance and U.S. and Australian drug product manufacturers for our initial cGMP clinical trial supplies of ALPN-101, ALPN-202 and ALPN-303. We believe these contract manufacturers’ particular expertise in protein production, analytical development and fill/finish provide us with the capability to meet rapid timelines encompassing the development of production cell-lines to manufacturing of clinical trial quantities of the biopharmaceutical product.
We have successfully completed two cGMP manufacturing campaigns for ALPN-101 and one cGMP campaign for ALPN-202 and believe we have produced sufficient quantities of drug product necessary to execute our stated NEON-1 clinical trial and Phase 2 clinical trial in SLE. We have not yet manufactured any of our proteins at commercial scale.
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
Many of the companies we compete against may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel; and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
ALPN-202 Program Competitors
There are numerous clinical trials for immuno-oncology products used as a single agent or in combination. One of the potentially novel attributes of the ALPN-202 program is it has exhibited conditional CD28 costimulation and dual checkpoint inhibition in a single molecule interacting with multiple immune targets.
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
•TACI-Fc being developed by Vera Therapeutics (atacicept);
•TACI-Fc being developed by RemeGen Ltd. (telitacicept (RC18));
•Anti-BAFFr IgG1 being developed by Novartis AG (Ianalumab (VAY736));
•Anti-APRIL antibody being developed by Visterra, Inc. (VIS649);
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
•Compass Therapeutics, LLC (Targeted Immunomodulation™, StitchMabs™): Antibody discovery targeting the tumor-immune synapse;
•Harpoon Therapeutics Inc.: TriTAC™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain, and antigen-binding domain;
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
Intellectual Property
Our scientific platform and substantially all our intellectual property have been developed internally. As of December 31, 2020, our patent portfolio consists of over 140 pending patent applications. Our initial patent application is directed to our scientific platform itself. Our second patent application is directed to the TIP program. We filed subsequent patent applications directed to our SIP program as well as to various target domains under development. Each of these patent applications is solely owned by us. As we continue the development of our scientific platform and target vIgDs, we intend to continue pursuing intellectual property protection for these technologies.
We have in-licensed some intellectual property and trade secret materials on a non-exclusive basis. To date, such non-exclusive in-licenses are solely related to commercially-available cell lines involved in the manufacture of our vIgD programs. To date, no other intellectual property related to our scientific platform has been in-licensed. We have out-licensed two programs under our TIP/SIP technology to Adaptimmune on an exclusive basis. Additionally, pursuant to the AbbVie Agreement, we have granted AbbVie an exclusive option to purchase an exclusive worldwide license to ALPN-101. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. No other out-licenses have been made.
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

None of our therapeutic candidates have been approved by the FDA for marketing in the U.S., and we currently have no BLAs pending. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. The process required by the FDA before biologic therapeutic candidates may be marketed in the U.S. generally involves the following:
•completion of extensive preclinical laboratory tests, preclinical animal studies, and formulation studies all performed in accordance with the FDA’s current good laboratory practice, or cGLP, regulations;
•submission to the FDA of an IND application which must become effective before human clinical trials in the U.S. may begin;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;
•submission to the FDA of a BLA;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP regulations; and
•FDA review and approval of the BLA prior to any commercial marketing, sale, or shipment of the therapeutic product.
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
•Phase 1 clinical trials are initially conducted in a limited population of subjects to test the therapeutic candidate for safety, dose tolerance, absorption, metabolism, distribution, and excretion in healthy humans or, on occasion, in patients with severe problems or life-threatening diseases to gain an early indication of its effectiveness.
•Phase 2 clinical trials are generally conducted in a limited patient population to evaluate preliminary efficacy of the therapeutic candidate for specific targeted indications in patients with the disease or condition under study, evaluate dosage tolerance and appropriate dosage, determine a dosage schedule, and identify possible adverse effects and safety risks.
•Phase 3 clinical trials are commonly definitive efficacy studies of the experimental medication. Phase 3 trials are typically conducted when Phase 2 clinical trials demonstrate a dose range of the therapeutic candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites.
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
Further, as a result of the COVID-19 pandemic, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, the FDA has issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including certain reporting requirements, and additional guidance on the good manufacturing practice considerations for responding to COVID-19 infection and other topics. We may be required to make further adjustments to our clinical trials or business operations based on current or future guidance and regulatory requirements as a result of the COVID-19 pandemic.
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
Healthcare Reform
In 2010, Congress passed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to as the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes, and fraud and abuse, impacting existing government healthcare programs and resulting in the development of new programs, including Medicare payment for performance initiatives, and improvements to the physician quality reporting system and feedback program. The Affordable Care Act also does, among other things, the following:
•Increases pharmaceutical manufacturer rebate liability under the Medicaid Drug Rebate Program due to an increase in the minimum basic Medicaid rebate on most branded prescription drugs, and the application of Medicaid rebate liability to drugs used in risk-based Medicaid managed care plans.
•Expands the 340B Drug Pricing Program to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospital.
•Requires pharmaceutical companies to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”
•Requires pharmaceutical companies to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs, and Department of Defense.
•Establishes the Patient-Centered Outcomes Research Institute to identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.
•Establishes the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services, or CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, in November 2020, the United States Supreme Court held oral arguments on the ACA case from the U.S. Court of Appeals for the 5th Circuit, which upheld the District Court ruling that the individual mandate is unconstitutional, and the Supreme Court is expected to issue a decision by mid-2021. It is uncertain how the Supreme Court will rule on this case. We cannot predict how this decision or future litigation will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level.
Additionally, at the federal level, in 2020, the HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of these new rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. In January 2021, President Biden also issued an executive order to initiate a special enrollment period for people to obtain health insurance coverage through the ACA marketplace, and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the biopharmaceutical industry as a whole is unclear. Certain healthcare reforms could have an adverse effect on anticipated revenues from therapeutic candidates we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop therapeutic candidates. However, we cannot predict the ultimate content, timing, or effect of any healthcare reform legislation or the impact of potential legislation on our company.
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
Other Healthcare Laws and Regulations
If we obtain regulatory approval of our products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing strategies. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws affecting our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts, and credits), directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, or recommendation of, an item or service reimbursable under a federal health care program, such as the Medicare and Medicaid programs;
•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that are false or fraudulent, or making a false statement or record material to payment of a false claim or avoiding, decreasing, or concealing an obligation to pay money owed to the federal government;
•provisions of HIPAA, prohibiting knowingly and willfully executing a scheme to defraud any health care benefit program and making false statements relating to health care matters;
•provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
•the federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the Affordable Care Act, requiring manufacturers of certain drugs and biologics, among other covered medical products, to track and report annually certain payments and other transfers of value they make to U.S. physicians and teaching hospitals, as defined by law, as well as physicians’ and physicians’ immediate family members’ ownership and investment interests in the applicable manufacturer, which are subsequently made publicly available in a searchable format on the CMS Open Payments website; effective January 1, 2022, such reporting obligations with respect to covered recipients will be extended to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners, among others; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency reporting and compliance laws, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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

Human Capital
Our employees share a passion for meaningful work and are committed to solving the most complex problems in creating immunotherapies to treat cancer and autoimmune and inflammatory diseases. Our culture is guided by our core values of innovative thinking, collaboration, flexibility, bias for action, and healthy debate. As of December 31, 2020, we had 57 employees, of which 44 are engaged in research and development activities and 13 in general and administrative. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
We believe that we provide competitive compensation and benefits for our personnel and that our compensation and benefit packages are designed to attract and retain highly qualified personnel essential to our business. In addition to salary compensation, our compensation includes new equity grants, a 401(k) retirement plan, healthcare and insurance benefits and a flexible paid time off policy.

We are committed to diversity, equity and inclusion. We recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to comply with all applicable laws related to discrimination in the workplace.

Finally, in response to the COVID-19 pandemic, we continue to provide many employees with the ability to work from home and have implemented additional safety and infection prevention measures including enhanced cleaning, additional personal protective equipment, testing, and contact tracing protocols for employees who have transitioned back to critical work on site.
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
With our development focus, these risks may increase to the extent this field becomes more competitive or less favored in the commercial marketplace. Additional risks apply in relation to any disease indications we pursue which are classified as rare diseases and allow for orphan drug designation by regulatory agencies in major commercial markets, such as the United States, European Union, and Japan. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved therapeutic product with orphan drug designation, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing, and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design, or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications classified as rare. Our estimates regarding potential market size for any rare indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a therapeutic product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated ALPN-101 in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of ALPN-101 in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. The proposed Phase 2 study in SLE will materially increase our anticipated research and development spending. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding. We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for ALPN-101 pursuant to our option and license agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we have initiated our Phase 1 study of ALPN-202 and are conducting additional nonclinical studies and manufacturing activities for ALPN-303 to support initiation of a Phase 1 clinical trial in healthy volunteers in the fourth quarter of 2021. We will have to conduct additional preclinical studies and human trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
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
ALPN-202 Program Competitors
There are numerous clinical trials for immuno-oncology products used as a single agent or in combination. One of the potentially novel attributes of the ALPN-202 program is that it has exhibited conditional CD28 costimulation and dual checkpoint inhibition in a single molecule interacting with multiple immune targets.

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
•TACI-Fc being developed by Vera Therapeutics (atacicept);
•TACI-Fc being developed by RemeGen Ltd. (telitacicept (RC18));
•Anti-BAFFr IgG1 being developed by Novartis AG (Ianalumab (VAY736));
•Anti-APRIL antibody being developed by Visterra, Inc. (VIS649);
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
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in May 2019, we entered the Adaptimmune Agreement to develop next-generation SPEAR T cell products and in June 2020, we entered into the AbbVie Agreement for the development of ALPN-101. Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones, an additional $75.0 million if AbbVie exercises its option with respect to ALPN-101 following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales.
Pursuant to the AbbVie Agreement, we will conduct certain development activities under a development plan that provides for, among other things, the generation of a data package in order for AbbVie to evaluate exercising its option, including all activities reasonably necessary to complete our planned Phase 2 study of ALPN-101 in SLE. If we successfully complete these activities, AbbVie may not exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. AbbVie will have discretion in determining and directing the efforts and resources for future development activities and, if approval is obtained, commercialization and marketing of the approved drug. AbbVie may not be effective in obtaining approvals for ALPN-101 or marketing or arranging for necessary supply, manufacturing, or distribution relationships for any approved products. AbbVie may also change its strategic focus or pursue alternative technologies in a manner resulting in reduced, delayed, or no additional payments to us. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize ALPN-101 or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In addition, any dispute or litigation proceedings we may have with AbbVie in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.
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
•write-downs of assets, or incurring impairment charges or increased amortization expenses; and
•difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business or impairment of relationships with key suppliers, manufacturers, or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of December 31, 2020, we had $131.4 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents, and investments will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
To date, we have financed our operations primarily through the sale of equity securities, debt, and payments received under our collaboration agreements, including the AbbVie Agreement. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, credit and loan facilities, research collaborations, and license agreements. Our ability to raise additional funds from these or other sources will depend on financial, economic, and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the year ended December 31, 2020, our net loss was $27.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
We have historically generated revenue primarily from the receipt of research funding and upfront payments under our collaboration agreements, including the AbbVie Agreement. We have not generated, and do not expect to generate, any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, and the regulatory approval process for therapeutic candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our or our existing collaborators, or any future collaborators, successfully developing therapeutic candidates, obtaining regulatory approvals to market and commercialize therapeutic candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product, and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our therapeutic candidates or if sales revenue from any therapeutic candidate receiving approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our current operations are located in facilities situated in Seattle. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, power outage, telecommunication failure, or other natural or man-made accidents or incidents resulting in our company being unable to fully utilize the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our therapeutic candidates, or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you the amounts of insurance will be sufficient to satisfy any damages and losses or that the insurance covers all risks. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations, and prospects.
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
As of December 31, 2020, we had $131.4 million in cash and cash equivalents, restricted cash, and investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of December 31, 2020, our patent portfolio consists of over 140 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. As such, we do not know the degree of future protection we will have on our technology, including platform technology and therapeutic candidates and products. While we will endeavor to try to protect our technology, including platform technology and therapeutic candidates and products, with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive, and sometimes unpredictable, and we can provide no assurances our technology, including therapeutic candidates and products, will be adequately protected in the future against unauthorized uses or competing claims by third parties.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceablity. Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings before or after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the pending, allowed or granted claims thus attacked or may lose the allowed or granted claims altogether. Our patent risks include that:
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
We may license patent rights from third-party owners or licensors. If such owners or licensors do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be materially and adversely affected.
We may rely upon intellectual property rights licensed from third parties to protect our technology, including platform technology and therapeutic candidates and products. To date, we have in-licensed some intellectual property on a non-exclusive basis relating to commercially-available cell lines involved in the manufacture of our vIgD programs; however, we may also license additional third-party intellectual property in the future, to protect our technology, including intellectual property relating to our platform technology and therapeutic candidates and products. Our success will depend in part on the ability of our licensors to obtain, maintain, and enforce patent protection for our licensed intellectual property, in particular those patents to which we have secured exclusive rights. Our licensors may elect not to prosecute, or may be unsuccessful in prosecuting, any patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies infringing these patents, or may pursue litigation less aggressively than we would. Further, any licenses we enter into may be non-exclusive and we may not be able to obtain exclusive rights, which would potentially allow third parties to develop competing products or technology. Without protection for, or exclusive right to, any intellectual property we may license, other companies might be able to offer substantially identical or similar product(s) for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we may need to sublicense any rights we have under third-party licenses to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under or result in termination of an agreement by one or more of our collaborators or any future strategic partners.

Patent terms may be inadequate to protect our competitive position on our platform technology and therapeutic candidates and products for an adequate amount of time.

Patents have a limited lifespan. In the United States and abroad, if all maintenance fees/annuity fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. The protection a patent affords is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may be unable to protect our patent intellectual property rights throughout the world.
Obtaining a valid and enforceable issued or granted patent covering our technology, including therapeutic candidates and products, in the United States and worldwide can be extremely costly. In jurisdictions where we have not obtained patent protection, competitors may use our technology, including our platform technology and therapeutic candidates and products, to develop their own products, and further, may commercialize such products in those jurisdictions and export otherwise infringing products to territories where we have not obtained patent protection. In certain instances, a competitor may be able to export otherwise infringing products in territories where we will obtain patent protection. In jurisdictions outside the United States where we will obtain patent protection, it may be more difficult to enforce a patent as compared to the United States. Competitor products may compete with our future products in jurisdictions where we do not or will not have issued or granted patents or where our issued or granted patent claims or other intellectual property rights are not sufficient to prevent competitor activities in these jurisdictions. The legal systems of certain countries, particularly certain developing countries, make it difficult to enforce patents and such countries may not recognize other types of intellectual property protection, particularly relating to biopharmaceuticals. This could make it difficult for us to prevent the infringement of our patents or marketing of competing products in violation of our proprietary rights generally in certain jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.
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
If we were to initiate legal proceedings against a third party to enforce a patent covering our technology, including therapeutic candidates and products, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, patent ineligibility, lack of novelty, lack of written description, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology, including our platform technology and therapeutic candidates and products. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology, including our platform technology and therapeutic candidates and products, if competitors design around our protected technology, including our platform technology and therapeutic candidates and products, without legally infringing our patents or other intellectual property rights.
It is also possible we have failed to identify relevant third-party patents or applications. For example, patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our technology, including our platform technology and therapeutic candidates and products, could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our technology, including our platform technology and therapeutic candidates and products. Third party intellectual property rights holders may also actively bring infringement claims against us. We cannot guarantee we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable, and time-consuming litigation and may be prevented from, or experience substantial delays in, marketing our technology, including therapeutic candidates and products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our technology, including a therapeutic product, held to be infringing. We might, if possible, also be forced to redesign therapeutic candidates or products so we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources we would otherwise be able to devote to our business.
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

If we do not obtain patent term extension and data exclusivity for any therapeutic candidate or product we may develop, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of any therapeutic candidate or product we may develop, one or more of our or in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and growth prospects could be materially harmed.
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
•the federal Physician Payment Sunshine Act and its implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or ACA, and any subsequent amending legislation or executive actions, which require manufacturers of pharmaceutical and biological drugs, among other covered medical products, reimbursable under Medicare, Medicaid, or Children’s Health Insurance Programs to track and report to the CMC certain payments and transfers of value, including but not limited to, consulting fees, travel reimbursements, and research grants made to physicians, as defined by law, and teaching hospitals, as well as certain physicians’ and their immediate family members’ ownership and investment interests in the applicable manufacturer, with limited exceptions; effective January 1, 2022, such reporting obligations with respect to covered recipients will be extended to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners, among others; and
•analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or executive or administrative action, either in the United States or abroad. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any legislative or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, as a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, an annual 2% reduction to Medicare payments that took effect in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. These across-the-board spending cuts could adversely affect our future revenues, earnings, and cash flows.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is possible that additional governmental action will be taken to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the Biden administration. The impact of lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the biopharmaceutical industry as a whole is unclear. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.
As a healthcare company, our operations, clinical trial activities, and interactions with healthcare providers will be subject to extensive regulation in the United States, particularly if we receive FDA approval for any of our products in the future. For example, if we receive FDA approval for a therapeutic for which reimbursement is available under a federal healthcare program, it would be subject to a variety of federal laws and regulations, including those prohibiting the filing of false or improper claims for payment by federal healthcare programs, prohibiting unlawful inducements for the referral of business reimbursable by federal healthcare programs, and requiring disclosure of certain payments or other transfers of value made to U.S.-licensed physicians, as defined by law, and teaching hospitals. Effective January 1, 2022, reporting obligations under the Sunshine Act with respect to covered recipients will be extended to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners, among others. We are not able to predict how government authorities will interpret these laws. They may challenge our practices and activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, operations, and financial condition.
Similarly, some state laws prohibit, among other offenses, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program. We may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws imposing more stringent requirements on entities like us. Failure to comply with applicable laws and regulations could result in substantial penalties and adversely affect our financial condition and results of operations. Complying with new regulatory requirements and changes in the laws and regulations will increase our compliance cost and exposure to potential liability.
Our ability to obtain services, reimbursement, or funding from the federal government may be impacted by possible reductions in federal spending.
The U.S. federal budget remains in flux and could, among other things, cut Medicare payments to providers. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. We cannot predict the extent of legislative, executive, and administrative actions of the Biden administration will have on us and the biopharmaceutical industry as a whole. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market, and sell any therapeutics we may develop.

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
In June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, and in January 2020, the United Kingdom officially left the European Union, with a transitional period that lasted until December 31, 2020. A trade and cooperation agreement that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020. The United Kingdom’s withdrawal from the European Union and ongoing negotiations related to the United Kingdom’s future trade and other relationships with the European Union have created political and economic uncertainty, particularly in the United Kingdom and the European Union. Any business we conduct, now and in the future, in the United Kingdom, the European Union, and worldwide could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s decision to withdraw from the European Union. There are many ways in which our business could be affected, only some of which we can identify as of the date of this filing.
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
Although our common stock is listed on Nasdaq, an active trading market for our common stock may not be sustained. The lack of an active market may impair the ability of our stockholders to sell their shares at the time they wish to sell them or at a price that they consider reasonable, which may reduce the fair market value of their shares. Further, an inactive market may also impair our ability to raise capital by selling our common stock should we determine additional funding is required.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 58% of our common stock as of December 31, 2020. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 2.2 million shares and 4.5 million shares, respectively, were exercisable as of December 31, 2020, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. In addition, our amended and restated bylaws provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These choice of forum provision may limit our stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find these choice of forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.
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
Risks Related to Our Financial Reporting and Disclosure
We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our common shares held by non-affiliates, or our public float, is less than $250 million; or (ii) we have annual revenues less than $100 million and either we have no public float or our public float is less than $700 million.

If we take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility. For so long as we are a smaller reporting company and not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
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
We will incur significant legal, accounting, and other expenses associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC. Although our status as a smaller reporting company may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect that these rules and regulations will increase our legal and financial compliance costs and to make some activities more time-consuming and costlier. Our executive officers and other personnel will need to devote substantial time to oversee our operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors and officer’s liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of our company, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
From June 17, 2015 through July 24, 2017, our common stock was traded under the symbol “NVLS.” On July 24, 2017, in connection with the business combination of Nivalis Therapeutics, Inc. and Alpine Immune Sciences, Inc., we completed a 1-for-4 reverse stock split. Commencing on July 25, 2017, our common stock began trading on The Nasdaq Global Market under the symbol “ALPN.” As of March 10, 2021, we have approximately 24 stockholders of record for our common stock, which excludes stockholders whose shares were held in nominee or street name accounts through brokers.
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
In June 2020, we entered into the AbbVie Agreement, which grants AbbVie an exclusive option to take an exclusive license to our clinical candidate ALPN-101, a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with ALPN-101 have demonstrated efficacy in models of SLE, SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and GVHD. We have evaluated ALPN-101 in a Phase 1 healthy volunteer trial and plan to initiate an international Phase 2 study in adults with SLE. We have successfully received U.S. FDA IND clearance, and anticipate that the study will commence enrollment in mid-2021.
ALPN-303 is a dual B cell cytokine antagonist, being developed for the treatment of B cell mediated inflammation and autoimmune diseases. We are targeting completion of activities to support initiation of a Phase 1 healthy volunteer study with ALPN-303 in the fourth quarter of 2021.
Our lead oncology program is ALPN-202, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. In addition, ALPN-202 has a unique immuno-modulatory profile and has demonstrated evidence of anti-tumor immunity in preclinical models. Based on ALPN-202’s efficacy in preclinical models and favorable nonclinical safety and development profile, in June 2020, we initiated NEON-1, a Phase 1 dose escalation and expansion study in patients with advanced malignancies and intend to continue enrolling patients throughout 2021. We also intend to initiate NEON-2, a Phase 1 combination study of ALPN-202 and a PD-1 inhibitor later this year.
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, or ECT, such as chimeric antigen receptor T cells, or CAR-T, T cell receptor-engineered T cells, or TCR-T, and tumor infiltrating lymphocytes, or TILs. In May 2019, we signed a collaboration and license agreement with Adaptimmune to develop next-generation SPEARTM T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and autoimmune/inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our lead autoimmune/inflammatory program ALPN-101 through clinical development as part of our Option and License Agreement with AbbVie, including conducting a Phase 2 study for the treatment of SLE;
•aggressively move our second autoimmune/inflammatory program ALPN-303 through preclinical development and into clinical studies for the treatment of B cell mediated autoimmune/inflammatory diseases;
•aggressively move our lead oncology program ALPN-202 through clinical development for the treatment of cancer; and
•maximize the value of our pipeline and platform via potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through December 31, 2020, excluding amounts borrowed through debt financing, we have raised an aggregate of $242.4 million to fund operations, of which $79.9 million was from the sale of common stock and warrants, $49.2 million was from the sale of convertible preferred stock, $69.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of December 31, 2020, we had cash, cash equivalents, restricted cash, and investments totaling $131.4 million.
Our net loss was $27.9 million, $41.9 million, and $36.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•initiate and complete nonclinical studies and clinical trials for our product candidates, including ALPN-101, ALPN-202, and ALPN-303;
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
Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our collaboration and licensing agreements. We may generate revenue in the future from research support or milestone payments received pursuant to our collaboration and licensing agreement with Adaptimmune, or the Adaptimmune Agreement, or from the AbbVie Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate, if any, will fluctuate from quarter to quarter.
We adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers , as amended, or the new revenue standard or ASC 606, on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. We used the modified retrospective method transition option and recognized the cumulative effect of adopting the new revenue standard as a $203,000 decrease to the opening accumulated deficit balance at January 1, 2018. See Note 11 for additional information.
AbbVie Ireland Unlimited Company
In June 2020, we entered into the AbbVie Agreement for the development of ALPN-101. The AbbVie Agreement grants AbbVie the exclusive option to purchase an exclusive worldwide license to ALPN-101, or the License Option. The License Option is exercisable by AbbVie at any time and will expire 90 days from the achievement of certain development milestones. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including conducting a Phase 2 study in SLE, based on an agreed-upon development plan. We will be fully responsible for all costs incurred to conduct the activities under the development plan, provided that, AbbVie may be responsible for increased costs under the development plan in connection with certain material amendments proposed by AbbVie. We will also be solely responsible, at our sole cost and expense, for manufacturing and regulatory filings for ALPN-101 necessary to complete activities under the development plan.
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
We recognized revenue from the AbbVie Agreement of $7.0 million for the year ended December 31, 2020. As of December 31, 2020 the remaining balance of the transaction price is $53.0 million and is recorded as current and noncurrent deferred revenue on our accompanying Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our development plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune Therapeutics plc
In May 2019, we entered into the Adaptimmune Agreement with Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million and through December 31, 2020 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue upon receipt and were recognized as revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Consolidated Balance Sheets. Under the Adaptimmune Agreement, we have recognized revenue of $2.3 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.

Kite Pharma, a Gilead company
In October 2015, we entered into the Kite Collaboration Agreement, providing Kite with access to two transmembrane immunomodulatory protein, or TIP, programs for use in Kite’s engineered cellular therapy programs. In May 2019, Kite provided us notice of termination of the Kite Collaboration Agreement following the expiration of the research term. Upon termination, the confidentiality and indemnity obligations of the parties survived and the licenses granted to Kite under the Kite Collaboration Agreement terminated. Pursuant to the terms of the Kite Collaboration Agreement, the termination was effective in June 2019, thirty days after the effectiveness of Kite’s notice. We recognized a total of $630,000 for the year ended December 31, 2018 and $5.6 million over the life of the Kite Collaboration Agreement.
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
We incurred $27.2 million, $35.8 million, and $29.0 million in research and development expenses for the years ended December 31, 2020, 2019, and 2018, respectively. We expect our research and development expenses to increase for the foreseeable future as we continue to develop our platform and product candidates.

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
Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel Venture Capital Ltd., or Laurel, in June 2018. For additional information regarding the sale of the GSNOR asset, please see Note 7 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Interest Expense
Interest expense consists primarily of interest associated with our term loan with Silicon Valley Bank and the amortization of the related debt discount.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and investments.
Other Income
Other income consists primarily of research and development tax credits received by our wholly-owned Australian subsidiary and an employee retention tax credit related to COVID-19 relief legislation.
Income Tax Benefit
Income tax benefit for 2018 relates to the sale of our in-process research and development, or IPR&D.
Results of Operations
Comparison of Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,		Increase/
	2020	2019	(Decrease)
Collaboration revenue	$9,335	$1,740	$7,595
Operating expenses:
Research and development	27,185	35,847	(8,662)
General and administrative	10,899	9,467	1,432
Total operating expenses	38,084	45,314	(7,230)
Loss from operations	(28,749)	(43,574)	14,825
Other income (expense):
Interest expense	(775)	(338)	(437)
Interest income	245	1,248	(1,003)
Other income	1,333	812	521
Loss before taxes	(27,946)	(41,852)	13,906
Income tax benefit	6	—	6
Net loss	$(27,940)	$(41,852)	$13,912
 Collaboration Revenue
Revenue for the year ended December 31, 2020 consists of $7.0 million recognized under the AbbVie Agreement and $2.3 million recognized under the Adaptimmune Agreement. Revenue for the year ended December 31, 2019 consists of $1.3 million related to the Adaptimmune Agreement and $0.4 million related to the milestone payment from Laurel from the sale of our GSNOR assets.
Research and Development Expenses
The $8.7 million decrease in research and development expenses was primarily attributable to decreases of $5.7 million in contract manufacturing and process development of our product candidates and $4.1 million in other direct research activities. The decreases were partially offset by increases of $0.6 million in clinical trial activity and $0.5 million in stock-based compensation.
General and Administrative Expenses
The $1.4 million increase in general and administrative expenses was primarily attributable to increases of $0.8 million related to professional and legal services, $0.6 million in stock-based compensation and $0.4 million in insurance and facility costs to support the growth and expansion of our business. These increases were partially offset by a decrease of $0.4 million related primarily to personnel expenses.

Interest Expense
Interest expense relates primarily to interest paid on our term loan with Silicon Valley Bank, or SVB, and the related non-cash interest expense associated with the amortization of the debt discount. The $0.4 million increase in interest expense is due to additional interest related to the drawdown of the second tranche of our SVB loan in March 2020.
Interest Income
The $1.0 million decrease in interest income is due primarily to less interest earned on our investments as we maintained a lower average investment balance during the 2020 period.
Other Income
The $0.5 million increase in other income is attributable a $0.2 million increase in research and development tax credits received by our wholly-owned Australian subsidiary. Additionally, for the 2020 period, we recognized a $0.3 million employee retention tax credit related to COVID-19 relief legislation.
Comparison of Years Ended December 31, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,		Increase/
	2019	2018	(Decrease)
Collaboration revenue	$1,740	$705	$1,035
Operating expenses:
Research and development	35,847	28,970	6,877
General and administrative	9,467	8,362	1,105
Loss on sale of intangible asset	—	1,203	(1,203)
Total operating expenses	45,314	38,535	6,779
Loss from operations	(43,574)	(37,830)	(5,744)
Other income (expense):
Interest expense	(338)	(319)	(19)
Interest income	1,248	1,296	(48)
Other income	812	—	812
Loss before taxes	(41,852)	(36,853)	(4,999)
Income tax benefit	—	366	(366)
Net loss	$(41,852)	$(36,487)	$(5,365)

Collaboration Revenue
Revenue for the year ended December 31, 2019 consists of $1.3 million related to the Adaptimmune Agreement and $0.4 million related to the milestone payment from Laurel from the sale of our GSNOR assets. Revenue for the year ended December 31, 2018 relates primarily to revenue recognized under the Kite Collaboration Agreement as well as an additional $0.2 million related to the adoption of ASC 606, which resulted in higher revenue for the 2018 period, as compared to what would have been recorded under previous accounting guidance.
Research and Development Expenses
The $6.9 million increase in research and development expenses was primarily attributable to an increase of $4.9 million in clinical trial activity, an increase of $0.3 million in direct research activities, an increase of $2.3 million in personnel-related expenses as a result of a growth in headcount to support ongoing discovery and development programs, an increase of $0.8 million in stock-based compensation, and an increase of $1.4 million in allocated overhead and facilities. These increases were partially offset by a decrease of $2.8 million in contract manufacturing and process development of our product candidates.
General and Administrative Expenses
The $1.1 million increase in general and administrative expenses was primarily attributable to o a $0.7 million increase in personnel-related expenses related to an increase in administrative headcount, a $0.3 million increase in professional and legal services, and an increase of $0.1 million in facility costs to support the growth and expansion of our business.

Loss on Sale of Intangible Asset
Loss on sale of intangible asset relates solely to the sale of the GSNOR asset to Laurel in June 2018.
Interest Income
The $0.8 million increase in other income relates to income from the Australian tax credit from our wholly-owned Australian subsidiary.
Liquidity and Capital Resources
As of December 31, 2020, we had cash, cash equivalents, restricted cash, and investments totaling $131.4 million. Excluding amounts borrowed through debt financing, we have raised an aggregate of $242.4 million to fund operations, of which $79.9 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $69.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June 2017, August 2019, and March 2020, we drew down term loans from Silicon Valley Bank, or SVB, as discussed below. In addition to our existing cash, cash equivalents, and marketable securities, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under our collaborations with Adaptimmune and AbbVie; however, our ability to earn these milestone and contingent payments and the timing of achieving these milestones is uncertain.
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
    We have considered that our long-term operations anticipate continuing net losses and the need for potential equity or debt financing. We have also considered that new collaborations or selectively partnering our technology or programs may provide other sources of capital. However, there can be no assurances that additional funding or other sources of capital will be available on terms acceptable to us, or at all. Based on our current operating plan, we believe our available cash and cash equivalents and investments, will be sufficient to fund our planned level of operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in preclinical and clinical studies is costly, and the timing of progress in these studies remains uncertain.
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
In January 2019, we entered into a securities purchase agreement, or the Purchase Agreement, with a limited number of accredited investors, pursuant to which we sold approximately 4.7 million units, or the 2019 Units, for an aggregate purchase price of $25.3 million in a private placement, which we refer to as the Private Placement. Each 2019 Unit has a purchase price of $5.37 and consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the Purchase Agreement, we issued approximately 4.7 million shares of common stock and warrants to purchase an aggregate of approximately 1.8 million shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years.
In June 2018, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Jaffray & Co., or Piper Jaffray, pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million in gross cash proceeds. As of December 31, 2020, we have made no sales under the Equity Distribution Agreement. On March 17, 2021, we provided written notice to Piper Jaffray terminating the Equity Distribution Agreement effective as of March 17, 2021.
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
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extends to June 30, 2021 if we receive aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of the AbbVie agreement, discussed in detail in Note 11. As a result of the interest only extension, the Term Loans will be payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
We may prepay all, but not less than all, of the Term Loans subject to a prepayment fee equal to $75,000, which represents the deferred portion of the final payment due under the Original Agreement, plus the outstanding principal balance under the Term Loans at the time of such prepayment multiplied by a prepayment fee of 2.0% in the first year, 1.0% in the second year, and 0.0% in the third year and thereafter. Additionally a final payment in the amount of 5.5% of the funded Term Loans is payable to SVB on the date on which the Term Loans are prepaid, paid or become due and payable in full.. The final payment fees are recorded in long-term debt with an offsetting reduction to debt discount on our accompanying Consolidated Balance Sheets.
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Among other events, a failure to make a required loan payment, an uncured covenant breach or a material adverse change in our business, operations or condition (financial or otherwise) could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. We were in compliance with our covenants as of December 31, 2020. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions. As of December 31, 2020, we had $10.6 million in outstanding principal and final fees due under our term loan agreement. See Note 9 for further discussion of our Term Loans.
Operating Lease
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC, or the Landlord, for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5 years. The lease term commenced in June 2019. The “Rent Commencement Date” began in March 2020, nine months after the commencement date. We were not required to pay base rent from the Rent Commencement Date through November 2020, the last day of the ninth month following the Rent Commencement Date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We received a tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as restricted cash in our accompanying Consolidated Balance Sheets.
Contingencies
Certain credits received related to our research and development expenditures and recorded within other income in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) are subject to review by foreign taxing authorities. It is reasonably possible we may incur losses upon the completion of these reviews of up to approximately $1.8 million, which we would be required to repay to certain tax authorities.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$30,084	$(35,346)	$(28,416)
Net cash (used in) provided by investing activities	(72,819)	16,763	32,118
Net cash provided by (used in) financing activities	61,381	24,255	(991)

 Net cash provided by (used in) operating activities:

Net cash provided by operating activities was $30.1 million for the year ended December 31, 2020 and consisted primarily of our net loss of $27.9 million. This was offset by an increase of $52.9 million in our net operating assets and liabilities. This increase was primarily driven by the receipt of a $60.0 million upfront payment from AbbVie, which was recorded as current and noncurrent deferred revenue on our accompanying Consolidated Balance Sheets. Additionally, we had a $5.1 million increase in our net non-cash adjustments, which primarily relates to stock-based compensation, depreciation and amortization.
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
Net cash (used in) provided by investing activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities of investments, thus causing a shift between our cash and cash equivalents and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash used in investing activities was $72.8 million for the year ended December 31, 2020 and consisted primarily of the purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities, partially offset by purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $16.8 million for the year ended December 31, 2019 and consisted primarily of the maturities, sales and purchases of investments in U.S. Treasury securities, commercial paper, and corporate debt securities, partially offset by purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $32.1 million during the year ended December 31, 2018 and consisted primarily of the maturities and purchases of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities, partially offset by purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by (used in) financing activities:
Net cash provided by financing activities was $61.4 million for the year ended December 31, 2020 and consisted primarily of the net proceeds of $56.3 million related to the sale of approximately 5.9 million Units under our July 2020 Securities Purchase Agreement, $5.0 million in proceeds received from the draw down of the second tranche of our Loan Agreement in March 2020, and $0.1 million related to the exercise of stock options.
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

JOBS Act
We ceased to be an “emerging growth company” under the JOBS Act effective December 31, 2020. However, for so long as we are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with AbbVie and Adaptimmune, as well as previously with Kite. See further discussion of our collaboration agreements in Note 11.
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
We review the contributed employee hours and progress towards completion for each performance obligation under our collaboration agreements and adjust the revenue recognized to reflect changes in assumptions relating to the estimated satisfaction of the performance obligation. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the timing of revenue recorded in future periods could be materially impacted.
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
Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Simplifying the Accounting for Income Taxes. The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740, Income Taxes, and clarifying existing guidance to facilitate consistent application. The standard will become effective for us beginning on January 1, 2021. We are currently evaluating the new standard, but do not expect it to have a material impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. We adopted this ASU effective January 1, 2020 and it did not have a material impact on our financial statements or related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses, as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. We adopted this ASU effective January 1, 2020 and it did not have a material impact on our financial statements and related disclosures.We will continue to monitor the impact of the COVID-19 outbreak on expected credit losses.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
No significant changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Amended and Restated Bylaws
On March 16, 2021, our board of directors approved the amendment and restatement of our bylaws, or the Amended and Restated Bylaws, to designate the federal district courts of the United States as the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, unless we consent in writing to the selection of an alternative forum. The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which are filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.
Termination of Equity Distribution Agreement
On June 11, 2018, we entered into the Equity Distribution Agreement with Piper Jaffray, pertaining to the sale of shares of our common stock through an “at the market” equity offering program for up to $50.0 million in gross cash proceeds. On March 17, 2021, we provided written notice to Piper Jaffray terminating the Equity Distribution Agreement effective as of March 17, 2021. The foregoing description of the Equity Distribution Agreement is not complete and is qualified in its entirety by reference to the full text of the Equity Distribution Agreement, a copy of which is filed as Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on June 11, 2018.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
The following table sets forth the names, ages and positions of our executive officers and directors as of March 18, 2021:

Name	Age	Position
Executive Officers
Mitchell H. Gold, M.D.	53	Executive Chairman and Chief Executive Officer
Stanford Peng, M.D., Ph.D.	50	President and Head of Research and Development
Paul Rickey	42	Senior Vice President, Chief Financial Officer, Treasurer, and Secretary
Non-Employee Directors
Robert Conway	67
Min Cui, Ph.D.	52
Natasha Hernday	49
Christopher Peetz	42
Peter Thompson, M.D.	61
James Topper, M.D., Ph.D.	59
Jay Venkatesan, M.D.	49
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
Paul Rickey has served as our senior vice president and chief financial officer since the completion of the merger of Nivalis and Alpine in July 2017, and prior to the merger served as Alpine’s senior vice president and chief financial officer since April 2017. Mr. Rickey has served as our treasurer since December 2018, and our secretary since March 2019. Mr. Rickey previously served as chief financial officer of Sound Pharmaceuticals, overseeing finance, accounting and human resources from March 2016 to March 2017. Before joining Sound Pharmaceuticals, Mr. Rickey was vice president of finance and administration of Immune Design Corp. from 2009 to May 2015, which was a publicly traded biotechnology company for a portion of his time there, where he helped complete the company’s private offerings, initial public offering, and follow-on financing, and also oversaw the corporate development, accounting and human resource functions. Before joining Immune Design in 2009, Mr. Rickey was corporate controller of Northstar Neuroscience, a publicly-traded medical device company, where he managed the company’s finance and accounting groups following Northstar’s initial public offering. Prior to his role at Northstar Neuroscience, Mr. Rickey was the accounting manager for Mobliss, Inc., a mobile technology company that was sold to Index Corp., of Japan. Mr. Rickey started his finance career at Ernst & Young LLP. Mr. Rickey graduated from the University of Washington with a B.A. and Masters in Professional Accounting and is a certified public accountant, inactive.
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
Natasha Hernday has served as a member of our board of directors since December 2020. Ms. Hernday has served as Executive Vice President, Corporate Development and as a member of the Executive Committee for the publicly traded biotechnology company Seagen, Inc. (Nasdaq: SGEN), since October 2020, where she previously served as Senior Vice President of Corporate Development from September 2017 to October 2020 and as Vice President, Corporate Development from January 2011 to September 2017. Since joining Seagen in 2011, Ms. Hernday has built and led the business development team responsible for licensing deals, acquisitions and strategic alliances. From 1994 through 2010, after starting her career in molecular and mammalian cell biology, Ms. Hernday served in various roles of increasing responsibility at Amgen Inc., including as Director, Mergers & Acquisitions and as Director, Out-Partnering. She also serves on the board of directors of Xoma Corp. (Nasdaq: XOMA) and PDL BioPharma, Inc. (Nasdaq: PDLI), and on the Knight Campus External Advisory Board for the University of Oregon. Ms. Hernday received her BA in microbiology from the University of California at Santa Barbara and MBA from Pepperdine University. We believe that Ms. Hernday’s experience and expertise in the pharmaceuticals industry provides her with the qualifications necessary to serve as a member of our board of directors.
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
Peter Thompson, M.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Private Alpine in July 2017 and previously served as a member of the board of directors of Private Alpine since June 2016. Dr. Thompson currently serves as a private equity partner for OrbiMed Advisors LLC, an investment firm focused on the healthcare sector, where he has also served as venture partner since joining in September 2010. Dr. Thompson is a co-founder of and has served as a member of the board of directors of Corvus Pharmaceuticals, Inc. (Nasdaq: CRVS) since December 2014. Dr. Thompson has served as a director of Decibel Therapeutics, Inc. (Nasdaq: DBTX) since November 2020, as director of PMV Pharmaceuticals, Inc. (Nasdaq; PMVP) since November 2014, and as a director of Silverback Therapeutics, Inc. (Nasdaq: SBTX) since April 2016. Dr. Thompson also served as a director of Adaptimmune Therapeutics plc (Nasdaq: ADAP), a biopharmaceutical company, from 2014 until June 2018, as a member of the board of directors of Prevail Therapeutics Inc. (Nasdaq: PRVL) from October 2017 until January 2021, and as a member of the board of directors of Synthorx, Inc. (Nasdaq: THOR) from April 2018 to January 2020. He also currently serves on the boards of directors of several private companies. Dr. Thompson is a board-certified internist and oncologist and has served as Affiliate Professor of Neurosurgery at the University of Washington since 2010. Dr. Thompson co-founded and served as the chief executive officer of Trubion Pharmaceuticals, Inc., a biopharmaceutical company, from 2002 to 2009. Dr. Thompson previously held executive positions at Chiron Corporation and Becton Dickinson and served on the faculty of the National Cancer Institute following his medical staff fellowship there. Dr. Thompson holds a Sc. B. in Molecular Biology and Mathematics from Brown University and an M.D. from Brown University Medical School. We believe that Dr. Thompson’s venture capital and management experience in the pharmaceuticals industry provides him with the qualifications and skills necessary to serve as a member of our board of directors.
James N. Topper, M.D., Ph.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and prior to the merger served as a member of the board of directors of Alpine since June 2016. Dr. Topper has been a partner with Frazier Healthcare Partners since August 2003, serving as general partner since 2005. Before joining Frazier Healthcare Partners, Dr. Topper served as head of the cardiovascular research and development division of Millennium Pharmaceuticals, Inc. and ran Millennium San Francisco (formerly COR Therapeutics, Inc.) from 2002 to 2003. Before the merger of COR and Millennium in 2002, Dr. Topper served as the vice president of biology at COR from 1999 to 2002. Dr. Topper currently serves as a member of the board of directors of AnaptysBio, Inc. (Nasdaq: ANAB), Allena Pharmaceuticals (Nasdaq: ALNA), Phanthom Pharmaceuticals, Inc. (Nasdaq: PHAT), and Frazier Life Sciences Acquisition Corporation (Nasdaq: FLAC), and has served on numerous other boards of directors, including Aptinyx, Inc. (Nasdaq: APTX), Entasis Therapeutics Holdings Inc. (Nasdaq: ETTX), Sierra Oncology, Inc. (formerly ProNai) (Nasdaq: SRRA), Amicus Therapeutics, Inc. (Nasdaq: FOLD), Portola Pharmaceuticals, Inc. (Nasdaq: PTLA), and La Jolla Pharmaceutical Company (Nasdaq: LJPC). Dr. Topper received his M.D. and Ph.D. in biophysics from Stanford University and his B.S. in biology from the University of Michigan. We believe that Dr. Topper’s experience overseeing Frazier Healthcare Partners’ investments in biotechnology, his experience in senior management positions, and his significant knowledge of industry, medical and scientific matters, provide Dr. Topper with the qualifications and skills to serve on our board of directors.
Jay Venkatesan, M.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017, served as our president from July 2017 to August 2018 and previously served as Alpine’s chief executive officer from November 2015 to June 2016 and Alpine’s president from June 2016 to July 2017. Dr. Venkatesan also served as a member of Alpine’s board of directors since November 2015. Since May 2018, Dr. Venkatesan has served as chief executive officer and a member of the board of directors of Angion Biomedica, Inc., a private pharmaceutical company. Prior to joining Alpine, Dr. Venkatesan was the executive vice president and general manager of Oncothyreon, Inc. (now Cascadian Therapeutics, which was acquired by Seattle Genetics, Inc. in March 2018) from August 2014 to May 2015 following Oncothyreon’s acquisition of Alpine Biosciences, where he served as co-founder and chief executive officer. Previously, Dr. Venkatesan was the founder, portfolio manager, and managing director of Ayer Capital Management, a global healthcare equity fund from 2008 to 2013. Prior to that, he was a director at Brookside Capital Partners from 2002 to 2007. Earlier in his career, Dr. Venkatesan was involved in healthcare investing at Partricof & Co. Ventures from 1995 to 1996 and consulting at

McKinsey & Company from 1993 to 1995. Dr. Venkatesan is currently a managing partner at Alpine BioVentures. In addition, Dr. Venkatesan currently serves on the board of directors of CellBioTherapy and served on the board of directors of Exicure Therapeutics (Nasdaq: XCUR) until December 2020. Dr. Venkatesan received an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from the Wharton School of the University of Pennsylvania, and a B.A. in Chemistry from Williams College. We believe that Dr. Venkatesan possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience on the boards of and in management positions with biopharmaceutical companies, including publicly-traded companies.
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
Audit Committee
The responsibilities of the audit committee include, but are not limited to, the following:

•meeting with our independent auditors, our management team and such other personnel as it deems appropriate to conduct and assist with certain audit committee functions;
•overseeing our accounting and financial reporting processes and audits of its financial statements;
•deciding whether to appoint, retain or terminate our independent auditors, including the sole authority to approve all audit engagement fees and terms and to pre-approve all audit and permitted non-audit and tax services to be provided by the independent auditors;
•reviewing and discussing with management and our independent auditors our financial statements, including certain disclosures, addressing any issues encountered in the course of the audit work, and evaluating the performance of our independent auditors;
•discussing with management our earnings press releases, financial information and any earnings guidance provided to analysts and ratings agencies;
•discussing with us and the internal auditors (if any) our disclosure controls, internal accounting and financial controls and accounting policies and practices;
•discussing with management any outsourcing of the internal audit function (if any), including selection of vendor, fees paid and areas to be audited;
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding certain accounting or audit matters;
•establishing policies governing the hiring by us of any current or former employee of our independent auditors;
•reviewing our compliance with applicable laws and regulations and to review and oversee our policies and procedures designed to promote and monitor regulatory compliance;
•obtaining assurance from the independent auditors that the audit of the financial statements was conducted in a manner consistent with Section 10A of the Exchange Act;
•reviewing, approving and overseeing transactions between us and any related person and any other potential conflict of interest situation;
•administering our Whistleblower and Non-Retaliation Policy and responding to and resolving related complaints or concerns;
•overseeing portions of our Code of Business Conduct and Ethics as designated by our board of directors;
•providing our board of directors with the results of its monitoring and recommendations derived from its responsibilities;
•reviewing and approving our investment policy;
•providing the independent and internal auditors with access to the board of directors; and
•producing the report required to be prepared for inclusion in our annual proxy statement.

From April 2018 to December 2020 the audit committee was composed of three directors: Messrs. Conway (chairman), Peetz and Sekhri. In December 2020, Mr. Sekhri resigned from our board of directors and, in connection with her appointment to the board of directors, Ms. Hernday was appointed to the audit committee. Our board of directors has determined that Mr. Conway is an “audit committee financial expert” as defined in the SEC rules and made a qualitative assessment of Mr. Conway’s level of knowledge and experience based on several factors, including his prior experience, business acumen and independence. Our board of directors has concluded that the composition of the audit committee meets the requirements for independence under the rules and regulations of Nasdaq and the SEC.
The audit committee met four times during 2020. The audit committee also meets periodically with our outside auditors without management present, at such times as it deems appropriate. Our board of directors has adopted a written charter for the audit committee in compliance with the applicable rules of the SEC and the Nasdaq listing standards and which is available on our website at https://ir.alpineimmunesciences.com/governance.

Item 11. Executive Compensation.
Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)		Nonequity Incentive Plan Compensation ($)(2)	Total ($)(3)
Mitchell H. Gold, M.D.	2020	$500,000	$566,512		317,500	$1,384,012
Executive Chairman and Chief Executive Officer	2019	485,000	852,681		218,250	1,555,931
Stanford Peng, M.D., Ph.D.	2020	464,000	226,605	(4)	294,640	985,245
President and Head of Research and Development	2019	442,708	319,757	(5)	208,126	970,591
Paul Rickey	2020	382,000	214,016		169,799	765,815
Senior Vice President and Chief Financial Officer	2019	370,000	319,757		119,788	809,545

(1)Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of the stock options granted, computed in accordance with the provisions of FASB ASC Topic 718. For additional details regarding the assumptions and methodologies used to calculate the amounts reported, please see the discussion of equity awards contained in Note 12 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
(2)2020 amounts represent cash bonuses earned by the named executive officers pursuant to our Executive Incentive Compensation Plan, or Incentive Plan, for 2020 performance, paid in 2021. 2019 amounts represent cash bonuses earned by the named executive officers pursuant to our Incentive Plan for 2019 performance, paid in 2020. For 2019 bonuses, in January of 2020 in lieu of 100% of such cash bonus amount, Dr. Gold was granted a restricted stock unit, or RSU, award for 67,569 shares of our common stock, representing an aggregate grant date value of $218,250. In 2019, in lieu of 50% of such cash bonus amounts, Dr. Peng and Mr. Rickey were each granted an RSU award for 32,217 shares of our common stock and 18,543 shares of our common stock, respectively, representing an aggregate grant date value of $104,063 and $59,894, respectively, with the remaining amounts of the bonuses earned paid in cash in 2020.
(3)Perquisites and personal benefits are excluded as the total value of all perquisites and personal benefits for each named executive officer is less than $10,000.
(4)Reflects the probable value of $0 for Dr. Peng’s September 15, 2020 performance-based option award. The maximum value of such award is $462,921.
(5)Reflects the probable value of $0 for Dr. Peng’s April 22, 2019 performance-based option award. The performance factor on this award was met in July 2020, at which point 100% of the underlying options vested. Had we determined that as of the date of grant the probably outcome was 100% achievement, we would have assigned a probable value of $231,160.
Executive Employment Arrangements
We entered into amended and restated executive employment agreements with each of Drs. Gold and Peng and Mr. Rickey effective January 1, 2018. Pursuant to these agreements, the annual base salaries for Drs. Gold and Peng and Mr. Rickey were $400,000, $400,000, and $335,000 respectively. In February 2019, the compensation committee approved adjusted salaries for Drs. Gold and Peng and Mr. Rickey of $485,000, $425,000 and $370,000, respectively. Dr. Peng’s salary was increased to $450,000 effective April 16, 2019, in connection with his appointment as our President and Head of Research and Development. In January 2020, the compensation committee approved adjusted salaries for Drs. Gold and Peng and Mr. Rickey of $500,000, $464,000, and $382,000 respectively. In January 2021, the compensation committee approved adjusted salaries for Drs. Gold and Peng and Mr. Rickey of $523,000, $485,000, and $400,000 respectively. In March 2021, the compensation committee approved an adjusted salary for Dr. Peng of $500,000. Additionally, Drs. Gold and Peng and Mr. Rickey are eligible to earn cash bonuses of up to 50%, 50% and 40%, respectively, of their base salary under our Executive Incentive Compensation Plan described below. These agreements also provide for certain severance benefits upon the termination of employment or a change in control of the company pursuant to our Change in Control and Severance Policy, or the Severance Policy.
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

•A lump-sum payment totaling 100% (or, in case of Dr. Gold, 150%) of the Eligible Employee’s applicable annual base salary.
•A lump-sum payment equal to (1) 100% of the Eligible Employee’s applicable target annual bonus plus (2) a payment equal to the Eligible Employee’s pro-rated applicable target annual bonus.
•100% of the Eligible Employee’s then-outstanding and unvested time-based equity awards will become vested and exercisable.
•Payment or reimbursement of continued health coverage for the Eligible Employee and the Eligible Employee’s dependents under COBRA for a period of up to 12 months (or, in Dr. Gold’s case, 18 months).
Further, under the Severance Policy, if we terminate an Eligible Employee’s employment other than for cause, death or disability or such Eligible Employee resigns for good reason at any time other than during the period lasting from the date of a change of control or within 12 months thereafter, then, subject to the Severance Conditions, such Eligible Employee will be eligible to receive the following severance benefits, less applicable tax withholdings:

•Continued payments totaling 75% (or, in Dr. Gold’s case, 100%) of the Eligible Employee’s applicable annual base salary over a period of 9 months (or in Dr. Gold’s case, 12 months).
•100% of the Eligible Employee’s then-outstanding and unvested time-based equity awards granted prior to the closing of the merger by and between Alpine Immune Sciences, Inc. and Nivalis Therapeutics, Inc. that would have otherwise vested during the 12-month period following the date of the Eligible Employee’s termination, and 0% in all other cases.
•Payment or reimbursement of continued health coverage for the Eligible Employee and the Eligible Employee’s dependents under COBRA for a period of up to 9 months (or, in Dr. Gold’s case, 12 months).

Executive Incentive Compensation Plan

Each of our executive officers is eligible for bonuses under our Executive Incentive Compensation Plan, which plan was approved by our board of directors in March 2019, and has an established target bonus amount as set forth in the section titled “—Executive Employment Arrangements.” The actual amount of such bonuses is tied to the achievement of various objectives for each year. For 2020, the compensation committee of our board of directors determined that Dr. Gold’s bonus would be based solely on achievement of corporate objectives (including advancement of our ALPN-101, ALPN-202 and ALPN-303 development programs, enhancement of our discovery portfolio and achievement of other corporate objectives such as extension of our cash runway), and that the bonuses for Dr. Peng and Mr. Rickey are based 75% on achievement of the previously noted corporate objectives and 25% individual objectives developed in consultation with Dr. Gold.

In January 2021, our compensation committee determined that the 2020 corporate objectives had been achieved at the 127% level and that Dr. Peng’s and Mr. Rickey’s individual goals had been achieved at the 127% level. The amounts earned in fiscal 2020 were paid in 2021 and Dr. Gold received a payment of $317,500, Dr. Peng received a payment of $294,640, and Mr. Rickey received a payment of $169,799.
Outstanding Equity Awards at Year-End
The following table provides information regarding the equity awards outstanding at December 31, 2020 held by each of our named executive officers:

			Option Awards
Name	Vesting Commencement Date	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Mitchell H. Gold	01/16/2015	12/16/2015	51,242	—	—		$0.45	12/15/2025
	01/20/2017	03/14/2017	294,361	6,263	—	(1)	0.65	03/13/2027
	01/20/2017	04/12/2017	204,564	4,352	—	(1)	5.02	04/11/2027
	01/02/2018	01/02/2018	51,041	18,959	—	(1)	11.31	01/01/2028
	02/06/2019	02/06/2019	91,666	108,334	—	(1)	6.51	02/05/2029
	01/23/2020	01/23/2020	—	270,000	—	(1)	3.23	01/22/2030
Paul Rickey	04/01/2017	04/12/2017	68,327	6,208	—	(1)	5.02	04/11/2027
	01/02/2018	01/02/2018	32,812	12,188	—	(1)	11.31	01/01/2028
	02/06/2019	02/06/2019	34,375	40,625	—	(1)	6.51	02/05/2029
	01/23/2020	01/23/2020	—	102,000	—	(1)	3.23	01/22/2030
Stanford Peng	09/06/2016	09/22/2016	161,492	—	—		0.65	09/21/2026
	09/06/2016	03/14/2017	37,267	—	—		0.65	03/13/2027
	01/02/2018	01/02/2018	47,395	17,605	—	(1)	11.31	01/01/2028
	09/28/2018	09/28/2018	125,000	125,000	—	(2)	6.33	09/27/2028
	02/06/2019	02/06/2019	34,375	40,625	—	(1)	6.51	02/05/2029
	04/22/2019	04/22/2019	50,000	—	—	(3)	7.20	04/21/2029
	01/23/2020	01/23/2020	—	108,000	—	(1)	3.23	01/22/2030
	09/15/2020	09/15/2020	—	—	80,000	(4)	8.28	09/14/2030

(1)1/4th of the shares will vest on the one-year anniversary of the vesting commencement date, and 1/36th of the remaining shares shall vest on each monthly anniversary thereafter, such that 100% of the shares shall be vested and exercisable as of the four-year anniversary of the vesting commencement date.
(2)1/2 of the shares subject to the option become vested and exercisable on October 1, 2020 and the balance of the shares subject to the option become vested and exercisable on October 1, 2022, subject to continued service through each such date.
(3)100% of the shares underlying the option vested upon the achievement of specified performance goals that were achieved prior to April 16, 2023, as determined by the board of directors or the compensation committee of the board of directors.
(4)The shares underlying the option will vest in two equal tranches upon the achievement of specified performance goals that are achieved on or prior to the expiration of the options, as determined by the board of directors or the compensation committee of the board of directors.
401(k) Plan
We have adopted the WTIA 401(k) Multiple Employer Plan, maintained by Washington Technology Industry Association, which is a defined contribution retirement plan, in which all Alpine employees providing at least 20 hours of service a week are eligible to participate. This plan provides our eligible employees with an opportunity to save for retirement on a tax advantaged basis, and participants are able to defer a portion of their eligible compensation. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan permits us to make matching contributions and profit-sharing contributions to eligible participants. We have not provided a discretionary company match to employee contributions during the periods presented. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan and all contributions are deductible by us when made. The 401(k) plan also permits contributions to be made on a post-tax basis for those employees participating in the Roth 401(k) plan component.

Director Compensation
Director Compensation Policy
In July 2015, our board of directors approved a director compensation policy for our non-employee directors that became effective following our initial public offering and which was most recently amended in March 2021. For purposes of the policy, the board of directors classified each director into one of the two following categories: (1) an “employee director,” is a director who is employed by us; and (2) a “non-employee director,” is a director who is not an employee director. Only non-employee directors will receive compensation under the director compensation policy. Non-employee directors will receive compensation in the form of equity and cash under the director compensation policy, as described below. We believe our non-employee director compensation program provides reasonable compensation to our non-employee directors that is appropriately aligned with our peers and is commensurate with the services and contributions of our non-employee directors.
Non-employee directors receive an initial stock option grant to purchase shares of our common stock upon appointment or election to the board of directors. Pursuant to amendments made in March 2019, the size of the initial stock option grant was set at 15,000 shares. Non-employee directors also receive on an annual basis, an additional stock option grant to purchase 7,650 shares. In March 2021, the policy was amended to increase the initial option grant to 20,000 shares and to increase the annual option grant to 10,000 shares. The annual grants occur on the first trading day in January of each year. All options have an exercise price equal to the closing price of our common stock as reported by Nasdaq on the date of grant, are subject to vesting in 36 equal monthly installments over a three-year period from the grant date for initial option grants, or in 12 equal monthly installments over a 12-month period from the grant date for annual stock option grants, subject to further evaluation by the compensation committee. On a change in control, all outstanding, unvested options held by non-employee directors are expected to vest in full.
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

2020 Director Compensation Table
The following table shows for the fiscal year ended December 31, 2020 certain information with respect to the compensation of our non-employee directors who served on our board of directors during any part of 2020.

Name	Fees Earned or paid in Cash ($)	Option Awards ($)(1)	Total ($)
Robert Conway(2)	$58,750	$17,179	$75,929
Min Cui, Ph.D.(3)(10)	44,049	17,179	61,228
Natasha Hernday(4)(10)	2,840	112,849	115,689
Christopher Peetz(5)	47,500	17,179	64,679
Paul Sekhri(6)(10)	49,504	17,179	66,683
Peter Thompson, M.D.(7)	52,500	17,179	69,679
James N. Topper, M.D., Ph.D.(8)	50,000	17,179	67,179
Jay Venkatesan, M.D.(9)	40,000	17,179	57,179

(1)Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of the stock options granted, computed in accordance with the provisions of FASB ASC Topic 718.
(2)As of December 31, 2020, Mr. Conway held outstanding options to purchase 30,085 shares of common stock.
(3)As of December 31, 2020, Dr. Cui held outstanding options to purchase 15,300 shares of common stock.
(4)As of December 31, 2020, Ms. Hernday held outstanding options to purchase 15,000 shares of common stock.
(5)As of December 31, 2020, Mr. Peetz held outstanding options to purchase 22,950 shares of common stock.
(6)As of December 31, 2020, Mr. Sekhri held outstanding options to purchase 28,255 shares of commons stock. Mr. Sekhri resigned from the board of directors effective December 10, 2020.
(7)As of December 31, 2020, Dr. Thompson held outstanding options to purchase 22,950 shares of common stock.
(8)As of December 31, 2020, Dr. Topper held outstanding options to purchase 22,950 shares of common stock.
(9)As of December 31, 2020, Dr. Venkatesan held outstanding options to purchase 130,363 shares of common stock.
(10)Mr. Sekhri submitted his resignation from the board of directors effective December 10, 2020. In connection with Mr. Sekhri’s resignation, Dr. Cui was appointed to the compensation committee. Also effective December 10, 2020, Ms. Hernday joined our board of directors and replaced Mr. Sekhri as a member of the audit committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2020, with respect to the shares of our common stock that may be issued under existing equity compensation plans:

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted- Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (1)
Equity compensation plans approved by security holders
Amended and Restated 2015 Stock Plan, as amended, or the 2015 Stock Plan	1,268,057	$2.94	—
2015 Equity Incentive Plan	339,548	$12.42	—
2018 Equity Incentive Plan	2,580,162	$5.52	887,901
Employee Stock Purchase Plan	—	N/A	45,211
Total	4,187,767	$5.29	933,112

(1)Represents the number of securities remaining available for future issuance under the 2015 Equity Incentive Plan, the 2015 Stock Plan, the 2018 Equity Incentive Plan and the Employee Stock Purchase Plan. The number of shares available for issuance under the 2018 Equity Incentive Plan is subject to an annual increase on the first day of each year equal to the lesser of (a) 1,500,000 shares or (b) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (c) a lesser number of shares of common stock approved by the board of directors prior to January 1 of a given year.
Principal Stockholders
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2021 for:

•each person who we know beneficially owns more than 5% of our common stock;
•each of our directors;
•each of our named executive officers; and

•all of our directors and executive officers as a group.
The percentage of beneficial ownership shown in the table is based upon 23,882,138 shares outstanding as of March 1, 2021.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we take into account shares of common stock issuable pursuant to stock options, warrants and restricted stock units that may be exercised or that are scheduled to vest on or before the 60th day after March 1, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants or restricted stock units for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Except as otherwise noted below, the address for each person or entity listed in the table is c/o Alpine Immune Sciences, Inc., 188 East Blaine Street, Suite 200, Seattle, Washington 98102.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
Decheng Capital China Life Sciences USD Fund III, L.P.(1)	4,400,371	17.5%
OrbiMed Private Investments VI, LP(2)	3,216,206	13.4%
Alpine Immunosciences, L.P.(3)	3,075,421	12.8%
Frazier Life Sciences VIII, L.P.(4)	2,716,701	11.3%
Omega Fund VI, L.P(5)	1,670,370	6.9%
Entities affiliated with Avidity Partners Management LP (6)	1,470,390	6.1%
Directors and Executive Officers:
Mitchell H. Gold(7)	4,195,825	16.9%
Paul Rickey(8)	207,624	*
Stanford Peng(9)	525,317	2.2%
Jay Venkatesan(10)	3,443,037	14.3%
Peter Thompson(11)	3,241,068	13.5%
James N. Topper(12)	2,741,563	11.4%
Robert Conway(13)	57,717	*
Christopher Peetz (14)	24,862	*
Min Cui(15)	4,415,670	17.6%
Natasha Hernday (16)	3,578	*
All current directors and executive officers as a group (10 persons)(17)	15,780,840	58.0%

(*)	Less than one percent.
(1)According to a Schedule 13D/A filed on August 3, 2020 with the Securities and Exchange Commission, or SEC, Decheng Capital Management III (Cayman), LLC (“Decheng Capital Management”) and Min Cui may be deemed to beneficially own 4,400,371 shares which are held by Decheng Capital China Life Sciences USD Fund III, L.P. (“Decheng”), including 1,234,636 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 1, 2021. Decheng Capital Management is the general partner of Decheng. Dr. Cui is the sole manager of Decheng Capital Management and may be deemed to have voting and investment power with respect to the shares held by Decheng and as a result may be deemed to have beneficial ownership of such shares. The address for Decheng is 3000 Sand Hill Road, Building 2, Suite 110, Menlo Park, California 94025.
(2)According to a Schedule 13D filed on December 30, 2020 with the SEC, OrbiMed Advisors LLC and OrbiMed Capital GP VI LLC may be deemed to beneficially own 3,216,206 shares which are held by OrbiMed Private Investments VI, LP, including 145,251 shares issuable upon the exercise of warrants, which are exercisable within 60 days of March 1,

2021. OrbiMed Capital GP VI LLC (“GP VI”) is the general partner of OrbiMed Private Investments VI, LP. OrbiMed Advisors LLC (“OrbiMed Advisors”) is the managing member of GP VI. Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein share voting and investment power over the shares held by OrbiMed Private Investments VI, LP and as a result may be deemed to have beneficial ownership of such shares. Dr. Thompson, an employee of OrbiMed Advisors, may be deemed to have beneficial ownership of such shares. Each of GP VI, OrbiMed Advisors, Carl L. Gordon, Sven H. Borho, Jonathan T. Silverstein and Dr. Thompson disclaims beneficial ownership of the shares held by OrbiMed Private Investments VI, LP, except to the extent of its or his pecuniary interest therein, if any. The address for OrbiMed Private Investments VI, LP is 601 Lexington Avenue, 54th Floor, New York, New York 10022.
(3)According to a Schedule 13D/A filed on December 22, 2020 with the SEC, Alpine BioVentures, GP, LLC, Mitchell H. Gold and Jay Venkatesan may be deemed to beneficially own 3,075,421 shares which are held by Alpine Immunosciences, L.P., including 74,441 shares issuable upon the exercise of warrants, which are exercisable within 60 days of March 1, 2021. Alpine BioVentures GP, LLC is the general partner of Alpine Immunosciences, L.P. Dr. Gold and Dr. Venkatesan are the Managing Partners of Alpine BioVentures GP, LLC. Dr. Gold and Dr. Venkatesan are also limited partners of Alpine Immunosciences, L.P. By virtue of such relationships, Dr. Gold and Dr. Venkatesan may be deemed to have voting and investment power with respect to the shares held by Alpine Immunosciences, L.P. and as a result may be deemed to have beneficial ownership of such shares. Each of Dr. Gold and Dr. Venkatesan disclaims beneficial ownership of the shares held by Alpine Immunosciences, L.P., except to the extent of his pecuniary interest therein, if any. The address for Alpine Immunosciences, L.P. is 600 Stewart Street, Suite 1503, Seattle Washington 98101.
(4)According to a Schedule 13D/A filed on July 30, 2020 with the SEC, FHM Life Sciences VIII, L.P., FHM Life Sciences VIII, L.L.C., James Topper and Patrick J. Heron may be deemed to beneficially own 2,716,701 shares which are held by Frazier Life Sciences VIII, L.P., including 145,251 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 1, 2021. FHM Life Sciences VIII, LP is the general partner of Frazier Life Sciences VIII, L.P. and FHM Life Sciences VIII, LLC is the general partner of FHM Life Sciences VIII, LP. Dr. Topper and Patrick J. Heron are the sole members of FHM Life Sciences VIII, LLC and therefore share voting and investment power over the shares held by Frazier Life Sciences VIII, L.P. Dr. Topper and Mr. Heron disclaim beneficial ownership of the shares held by Frazier Life Sciences VIII, L.P. except to the extent of their pecuniary interests in such shares, if any. The address for Frazier Life Sciences VIII, L.P. is 601 Union Street, Suite 3200, Seattle, Washington 98101.
(5)According to a Schedule 13-G filed on August 6, 2020 with the SEC, consists of 1,284,900 shares of common stock and warrants to purchase up to an aggregate of 385,470 shares of common stock held directly by Omega Fund VI, L.P. (“Omega Fund”). Omega Fund VI GP Manager, Ltd. (“Omega Ltd.”) serves as the general partner of Omega Fund VI GP, L.P. ("Omega GP"), which serves as the general partner of Omega Fund; and each of Omega Ltd and Omega GP may be deemed to own beneficially the shares held by Omega Fund. Claudio Nessi, Otello Stampacchia and Anne-Mari Paster are the directors of Omega Ltd and may be deemed to beneficially own the shares held directly by Omega Fund. The address for Omega Fund is 888 Boylston Street, Suite 1111, Boston, MA 02199.
(6)According to a Schedule 13 G filed with the SEC on February 16, 2021, Avidity Partners Management LP (“APM LP”), Avidity Partners Management (GP) LLC (“APM GP”), Avidity Capital Partners Fund (GP) LP (“ACPF”), Avidity Capital Partners (GP) LLC (“ACP”) share voting and dispositive power with respect to 1,470,390 shares, of which 1,312,916 shares are further subject to shared voting and dispositive power with Avidity Master Fund LP (“AMF” and, together with APM LP, APM GP, ACPF and ACP, the “Avidity Funds”). According to the Company’s records, these shares also include 222,390 shares issuable upon exercise of outstanding warrants. David Witzke and Michael Gregory directly or indirectly control the Avidity Funds and as a result may be deemed to have voting and dispositive power over the securities held directly by the Avidity Funds. The address of Avidity Partners Management LP is 2828 N Harwood Street, Suite 1220, Dallas, TX 75201.
(7)Consists of (i) 310,039 shares of our common stock held directly by Dr. Gold, (ii) 810,365 shares of our common stock issuable upon the exercise of options within 60 days of March 1, 2021, (iii) 3,000,980 shares of our common stock held directly by Alpine Immunosciences, L.P and (iv) 74,441 shares of our common stock issuable upon the exercise of warrants held by Alpine Immunosciences, L.P. which are exercisable within 60 days of March 1, 2021. Please see footnote 3 regarding Dr. Gold’s voting and investment power over the shares held by Alpine Immunosciences, L.P.
(8)Consists of (i) 24,027 shares of our common stock held directly by Mr. Rickey and (ii) 183,597 shares of our common stock issuable upon the exercise of options within 60 days of March 1, 2021.
(9)Consists of (i) 24,371 shares of our common stock held directly by Dr. Peng and (ii) 500,946 shares of our common stock issuable upon the exercise of options within 60 days of March 1, 2021.
(10)Consists of (i) 202,763 shares of our common stock held directly by Dr. Venkatesan, (ii) 37,266 shares of our common stock held in trust for the benefit of Dr. Venkatesan’s children, (iii) 127,587 shares of our common stock issuable upon the exercise of options within 60 days of March 1, 2021, (iv) 3,038,246 shares of our common stock held directly by Alpine Immunosciences, L.P., and (v) 74,441 shares of our common stock issuable upon the exercise of warrants held by Alpine Immunosciences, L.P. which are exercisable within 60 days of March 1, 2021. Please see footnote 3 regarding Dr. Venkatesan’s voting and investment power over the shares held by Alpine Immunosciences, L.P.

(11)Consists of (i) 24,862 shares of our common stock issuable upon the exercise of options within 60 days of March 1, 2021, (ii) 3,070,955 shares of our common stock held directly by OrbiMed Private Investments VI, LP and (iii) 145,251 shares of our common stock issuable upon the exercise of warrants held by OrbiMed Private Investments VI, LP which are exercisable within 60 days of March 1, 2021. Please see footnote 2 regarding Dr. Thompson’s voting and investment power over the shares held by OrbiMed Private Investments VI, LP.
(12)Consists of (i) 24 862 shares of our common stock issuable upon the exercise of options within 60 days of March 1, 2021, (ii) 2,571,450 shares of our common stock held directly by Frazier Life Sciences VIII, L.P. and (iii) 145,251 shares of our common stock issuable upon the exercise of warrants held by Frazier Life Sciences VIII, L.P. which are exercisable within 60 days of March 1, 2021. Please see footnote 4 regarding Dr. Topper’s voting and investment power over the shares held by Frazier Life Sciences VIII, L.P.
(13)Consists of (i) 15,000 shares of our common stock held directly by Mr. Conway, (ii) 10,000 shares of our common stock held indirectly through the Robert E. Conway Revocable Trust and Carolyn J. Conway Revocable Trust, and (iii) 32,717 shares of our common stock issuable upon exercise of options within 60 days of March 1, 2021.
(14)Consist of 24,862 shares of our common stock issuable upon the exercise of options within 60 days of March 1, 2021.
(15)Consists of (i) 15,299 shares of our common stock issuable upon the exercise of options within 60 days of March 1, 2021, (ii) 3,165,735 shares of our common stock held directly by Decheng Capital China Life Sciences USD Fund III, L.P. and (iii) 1,234,636 shares of our common stock issuable upon the exercise of warrants held by Decheng Capital China Life Sciences USD Fund III, L.P. which are exercisable within 60 days of March 1, 2021. Please see footnote 1 regarding Dr. Cui’s voting and investment power over the shares held by Decheng Capital China Life Sciences USD Fund III, L.P.
(16) Consists of 3,578 shares of our common stock issuable upon the exercise of options within 60 days of March 1, 2021.
(17)    Includes only current directors and executive officers serving in such capacity as of March 1, 2021. Includes 1,748,675 shares of our common stock issuable upon the exercise of options within 60 days of March 1, 2021 and 1,599,579 shares of our common stock issuable upon the exercise of warrants within 60 days of March 1, 2021.
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
January 2019 and July 2020 Private Placements
July 2020 Private Placement
On July 24, 2020, we entered into a securities purchase agreement in connection with the sale and issuance of 5,139,610 units and 790,710 prefunded units for an aggregate purchase price of $60.0 million. Each unit was sold at a purchase price of $10.1175 per unit and consists of one share of our common stock plus a warrant to purchase 0.3 shares of common stock at an exercise price of $12.74 per share. Each prefunded unit consists of one prefunded warrant to purchase one share of common stock at an exercise price of $0.001 per share and one warrant to purchase 0.3 shares of common stock at an exercise price of $12.74 per share.
None of the purchasers in the July 2020 private placement was a greater than 5% holder of our outstanding capital stock prior to the July 2020 private placement.
We also entered into a registration rights agreement with the investors in the July 2020 private placement, including Omega Fund VI, L.P. and entities affiliated with Avidity Partners Management LP. The registration rights agreement required us to register the resale of the shares of common stock issued and issuable upon the exercise of warrants and prefunded warrants. We filed a registration statement on Form S-1 on August 11, 2020 covering the resale of such shares, which registration statement was declared effective by the Securities and Exchange Commission on August 18, 2020.
January 2019 Private Placement

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

The following table summarizes the purchases on January 18, 2019 of our securities by our 5% stockholders at the time of the January 2019 private placement:

Name of Purchaser	Number of Shares of Common Stock Purchased	Number of Shares of Common Stock Subject to Warrants	Aggregate Purchase Price
Alpine Immunosciences, L.P.	190,875	74,771	$1,024,998.75
OrbiMed Private Investments VI, LP	372,439	145,251	$1,999,997.43
Frazier Life Sciences VIII, L.P.	372,439	145,251	$1,999,997.43

We also entered into a registration rights agreement with the investors in the January 2019 private placement, including the investors set forth in the immediately preceding table and Decheng Capital China Life Sciences USD Fund III, L.P., or Decheng. Prior to the January 2019 private placement, Decheng was not a greater than 5% holder of our outstanding capital stock. The registration rights agreement required us to register the resale of the shares of common stock issued and issuable upon the exercise of warrants. We filed a registration statement on Form S-1 on March 18, 2019 covering the resale of such shares, which registration statement was declared effective by the Securities and Exchange Commission on April 4, 2019.
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
Director Independence
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of current directors and considered whether any such director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each current director concerning his or her background, employment and affiliations, including family relationships, the board of directors has determined that (1) none of our current directors except for Drs. Gold and Venkatesan, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the rules of the Nasdaq. The board of directors also determined that Messrs. Conway (chairman) and Peetz and Ms. Hernday, who comprise our audit committee, Drs. Topper (chairman), Thompson and Cui, who comprise our compensation committee, and Drs. Thompson (chairman) and Cui and Mr. Conway, who comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of Nasdaq.
Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional audit services and other services rendered to our company by EY for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
Fee Category	2020	2019
Audit fees(1)	$531,725	$393,778
Audit-related fees(2)	30,000	—
Tax fees(3)	45,873	—
All other fees(4)	—	—
Total fees	$607,598	$393,778

(1)Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements, procedures for comfort letters, consents and assistance with and review of documents filed with the SEC.
(2)Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.
(3)Tax fees consist of fees associated with tax compliance, tax advice and tax planning fees.
(4)All other fees include any fees billed that are not audit fees, audit-related fees or tax fees.
All fees described above were pre-approved by the audit committee.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Pursuant to its charter, the audit committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit services to be performed by the independent auditor that are not otherwise prohibited by law and any associated fees. All fees paid to EY for 2020 and 2019 were pre-approved by our audit committee. The audit committee may delegate to one or more members of the committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full committee at scheduled meetings.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)The financial statements, schedules and exhibits filed as a part of this Annual Report on Form 10-K are as follows:
(a)Financial statements – The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.
(b)Financial Statement Schedules – All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.
(c)Exhibits – The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-K	001-37449	3.1	March 28, 2018
3.2+	Amended and Restated Bylaws of the Registrant
4.1	Form of Common Stock Certificate of the Registrant	10-K	001-37449	4.1	March 28, 2018
4.2	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit I LLC	S-1	333-204127	4.2	May 13, 2015
4.3	Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2011, issued to Horizon Credit II LLC	S-1	333-204127	4.3	May 13, 2015
4.4	Warrant to Purchase Shares, dated December 16, 2016, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	10-K	001-37449	4.5	March 28, 2018
4.5	Form of Warrant to Purchase Shares of Common Stock issued to certain service providers on April 12, 2017 pursuant to the Amended and Restated 2015 Stock Plan, as amended	10-K	001-37449	4.6	March 28, 2018
4.6	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated January 15, 2019, by and among the Registrant and the Purchasers party thereto	8-K	001-37449	10.3	January 16, 2019
4.7	Warrant to Purchase Common Stock, dated August 26, 2019, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	8-K	001-37449	4.1	August 28, 2019
4.8	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers party thereto	8-K	001-37449	10.3	July 24, 2020
4.9	Form of Prefunded Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers party thereto	8-K	001-37449	10.4	July 24, 2020
4.10+	Description of Capital Stock
10.1*	Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.4	June 25, 2015
10.2*	Form of Notice of Stock Option Grant and Stock Option Agreement for Employees under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.5	June 25, 2015

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.3*	Form of Notice of Stock Option Grant and Stock Option Agreement for Non-Employee Directors under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.6	June 25, 2015
10.4*	Nivalis Therapeutics, Inc. Employee Stock Purchase Plan	S-8	333-205220	4.7	June 25, 2015
10.5*	Form of Indemnification Agreement entered into by and between the Registrant and its directors and officers	S-1	333-204127	10.18	May 13, 2015
10.6*+	Non-Employee Director Compensation Guidelines
10.7*	Change of Control and Severance Policy	8-K	001-37449	10.1	December 11, 2017
10.8*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Mitchell H. Gold, M.D.	10-K	001-37449	10.33	March 28, 2018
10.9*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Paul Rickey	10-K	001-37449	10.35	March 28, 2018
10.10*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Stanford Peng, M.D., Ph.D.	10-K	001-37449	10.37	March 28, 2018
10.11*	Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.1	September 11, 2017
10.12*	Form of Option Agreement under the Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.2	September 11, 2017
10.13*	Alpine Immune Sciences, Inc. 2018 Equity Incentive Plan, as amended	8-K	001-37449	10.1	June 17, 2020
10.14*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.2	June 14, 2018
10.15*	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.1	January 27, 2020
10.16	Securities Purchase Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.1	January 16, 2019
10.17	Registration Rights Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.2	January 16, 2019
10.18*	Alpine Immune Sciences, Inc. Executive Incentive Compensation Plan	8-K	001-37449	10.1	April 1, 2019
10.19	Lease Agreement, dated March 14, 2019, by and between the Company and ARE Seattle No. 28, LLC	10-Q	001-37449	10.6	May 9, 2019
10.20	Amended and Restated Loan and Security Agreement, dated August 26, 2019, by and among Alpine Immune Sciences, Inc., AIS Operating Co., Inc. and Silicon Valley Bank	8-K	001-37449	10.1	August 28, 2019
10.21**	Option and License Agreement, dated June 17, 2020, by and between Alpine Immune Sciences, Inc. and AbbVie Ireland Unlimited Company	10-Q	001-37449	10.2	August 11, 2020
10.22	Securities Purchase Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers named therein	8-K	001-37449	10.1	July 24, 2020
10.23	Registration Rights Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers named therein	8-K	001-37449	10.2	July 24, 2020
21.1	List of subsidiaries of the Registrant	10-K	001-37449	21.1	March 28, 2018
23.1+	Consent of Independent Registered Public Accounting Firm

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
24.1+	Powers of Attorney (contained on signature page)
31.1+	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or a compensatory plan, contract or arrangement.

†	All schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

+	Filed herewith.

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed separately with the Securities and Exchange Commission.
**	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.

Date: March 18, 2021	By:	/s/ Mitchell H. Gold, M.D.
	Name:	Mitchell H. Gold, M.D.
	Title	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.

Date: March 18, 2021	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer

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

Name	Title	Date

/s/ Mitchell H. Gold, M.D.	Chief Executive Officer and Executive Chairman of the Board of Directors (Principal Executive Officer)	March 18, 2021
Mitchell H. Gold, M.D.

/s/ Paul Rickey	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 18, 2021
Paul Rickey

/s/ Peter Thomson, M.D.	Director	March 18, 2021
Peter Thompson, M.D.

/s/ James N. Topper, M.D., Ph.D.	Director	March 18, 2021
James N. Topper, M.D., Ph.D.

/s/ Jay Venkatesan, M.D.	Director	March 18, 2021
Jay Venkatesan, M.D.

/s/ Robert Conway	Director	March 18, 2021
Robert Conway

/s/ Natasha Hernday	Director	March 18, 2021
Natasha Hernday

/s/ Christopher Peetz	Director	March 18, 2021
Christopher Peetz

/s/ Xiangmin Cui, Ph.D.	Director	March 18, 2021
Xiangmin Cui, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alpine Immune Sciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alpine Immune Sciences, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Seattle, WA
March 18, 2021

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$34,959	$16,123
Short-term investments	70,622	24,397
Restricted cash, current	—	132
Prepaid expenses and other current assets	1,520	1,650
Total current assets	107,101	42,302
Restricted cash, noncurrent	254	254
Property and equipment, net	1,785	1,552
Operating lease, right-of-use asset	9,401	9,985
Long-term investments	25,549	—
Total assets	$144,090	$54,093
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$582	$1,543
Accrued liabilities	5,777	5,285
Deferred revenue, current	31,627	1,435
Operating lease liability, current	655	—
Current portion of long-term debt	2,526	418
Total current liabilities	41,167	8,681
Deferred revenue, noncurrent	21,348	—
Operating lease liability, noncurrent	11,815	11,429
Long-term debt	7,602	4,509
Total liabilities	81,932	24,619
Commitments and contingencies
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at December 31, 2020 and 2019; zero shares issued and outstanding at December 31, 2020 and 2019	—	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2020 and 2019; 23,853,650 shares issued and 23,803,183 shares outstanding at December 31, 2020; 18,638,359 shares issued and 18,587,892 shares outstanding at December 31, 2019	24	19
Treasury stock, at cost; 50,467 shares at December 31, 2020 and 2019	—	—
Additional paid-in capital	177,947	117,371
Accumulated other comprehensive gain (loss)	53	10
Accumulated deficit	(115,866)	(87,926)
Total stockholders’ equity	62,158	29,474
Total liabilities and stockholders’ equity	$144,090	$54,093

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Collaboration revenue	$9,335	$1,740	$705
Operating expenses:
Research and development	27,185	35,847	28,970
General and administrative	10,899	9,467	8,362
Loss on sale of intangible asset	—	—	1,203
Total operating expenses	38,084	45,314	38,535
Loss from operations	(28,749)	(43,574)	(37,830)
Other income (expense):
Interest expense	(775)	(338)	(319)
Interest income	245	1,248	1,296
Other income	1,333	812	—
Loss before taxes	(27,946)	(41,852)	(36,853)
Income tax benefit	6	—	366
Net loss	$(27,940)	$(41,852)	$(36,487)
Comprehensive income (loss):
Unrealized gain (loss) on investments	(15)	29	46
Unrealized gain (loss) on foreign currency translation	58	(6)	—
Comprehensive loss	$(27,897)	$(41,829)	$(36,441)
Weighted-average shares used to compute basic and diluted net loss per share	20,826,466	18,358,864	13,849,470
Basic and diluted net loss per share	$(1.34)	$(2.28)	$(2.63)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	13,831,178	$14	50,467	$—	$88,346	$(59)	$(9,384)	$78,917
Cumulative effect of changes related to adoption of new revenue standard	—	—	—	—	—	—	(203)	(203)
Exercise of stock options	23,027	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	2,309	—	—	2,309
Unrealized gain on investments	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(36,487)	(36,487)
Balance, December 31, 2018	13,854,205	14	50,467	—	90,664	(13)	(46,074)	44,591
Issuance of Units in Private Placement, net of offering costs	4,706,700	5	—	—	23,593	—	—	23,598
Exercise of stock options	26,987	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	3,041	—	—	3,041
Issuance of warrants					60			60
Unrealized gain on investments	—	—	—	—	—	29	—	29
Unrealized loss on foreign currency translation	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(41,852)	(41,852)
Balance, December 31, 2019	18,587,892	19	50,467	—	117,371	10	(87,926)	29,474
Issuance of Units in private offering, net of offering costs	5,139,610	5	—	—	56,253	—	—	56,258
Issuance of warrants	—	—	—	—	60	—	—	60
Issuance of common stock under equity incentive plans	75,681	—	—	—	123	—	—	123
Stock-based compensation					4,140			4,140
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Unrealized gain on foreign currency translation	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	(27,940)	(27,940)
Balance, December 31, 2020	23,803,183	$24	50,467	$—	$177,947	$53	$(115,866)	$62,158
The accompanying notes are an integral part of these consolidated financial statements

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(27,940)	$(41,852)	$(36,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	5	16	—
Loss on sale of intangible asset	—	—	1,203
Depreciation expense	578	468	388
Amortization of premium/discount on investments	103	(360)	(669)
Non-cash interest expense	261	140	169
Deferred income tax	—	—	(305)
Stock-based compensation expense	4,140	3,041	2,309
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	255	(408)	66
Right-of-use asset	592	1,553	—
Accounts payable and accrued liabilities	(491)	816	5,390
Deferred revenue	51,540	1,435	(480)
Lease liabilities	1,041	(195)	—
Net cash provided by (used in) operating activities	30,084	(35,346)	(28,416)
Investing activities
Purchases of property and equipment	(802)	(821)	(495)
Proceeds from sale of intangible asset	—	—	250
Purchase of investments	(101,328)	(59,382)	(72,863)
Maturities of investments	29,311	75,575	105,226
Proceeds from the sale of investments	—	1,391	—
Net cash (used in) provided by investing activities	(72,819)	16,763	32,118
Financing activities
Proceeds from sale of common stock and warrants, net of offering costs	56,258	23,598	—
Proceeds from borrowings, net of issuance costs	5,000	1,977	—
Repayment of debt	—	(1,333)	(1,000)
Proceeds from exercise of stock options	123	13	9
Net cash provided by (used in) financing activities	61,381	24,255	(991)
Effect of exchange rate on cash, cash equivalents and restricted cash	58	(6)	—
Net increase in cash and cash equivalents and restricted cash	18,704	5,666	2,711
Cash and cash equivalents and restricted cash, beginning of period	16,509	10,843	8,132
Cash and cash equivalents and restricted cash, end of period	$35,213	$16,509	$10,843
Supplemental Information
Recognition of right-of-use asset	$—	$11,173	$—
Cash paid for interest	$490	$170	$149
Discount in connection with issuance of debt	$334	$—	$—
 The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”), together with its consolidated subsidiaries, is a clinical-stage biopharmaceutical company dedicated to discovering and developing innovative, protein-based immunotherapies to treat cancer and autoimmune and inflammatory diseases. Our approach includes a proprietary scientific platform that converts native immune system proteins into differentiated, multi-targeted therapeutics. We believe our strategies are capable of meaningfully modulating the human immune system and significantly improving outcomes in patients with serious diseases. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.
A novel strain of coronavirus, SARS-CoV-2 (“COVID-19”), was first reported in December 2019, and subsequently declared a global pandemic by the World Health Organization in March 2020. As a result of the COVID-19 outbreak, many companies have experienced disruptions in their operations and in markets served. We have implemented some and may take additional temporary precautionary measures intended to help ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at December 31, 2020. The full extent of the future impacts of the continuing COVID-19 outbreak on our operations is uncertain, and may adversely impact our business, including our clinical trials.
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Investments
Our investments include funds invested in highly liquid money market funds, U.S. Treasury securities, commercial paper, and corporate debt securities with a final maturity of each security of less than two years. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets. We classify our investments maturing within one year of the reporting date as short-term investments.
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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, generally three to 5 years, while leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred. Major improvements are capitalized as additions to property and equipment.
Impairment of Long-lived Assets
We evaluate our long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, we write down the asset to its estimated fair value. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. We did not record any impairments in the years ended December 31, 2020, 2019 or 2018.
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
recognize rent expense on a straight-line basis over the lease term. We continue to account for leases in the prior period financial statements under ASC Topic 840.
Derivative Financial Instruments
We evaluate all of our financial instruments, including prefunded warrants and warrants to purchase common stock, to determine if such instruments are derivatives or contain features qualifying as embedded derivatives. For derivative financial instruments accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Consolidated Statements of Operations and Comprehensive Income (Loss). We use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune Therapeutics plc (“Adaptimmune”), AbbVie Ireland Unlimited Company (“AbbVie”), as well as previously with Kite. See further discussion of our collaboration agreements in Note 11.
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net loss and certain changes in equity excluded from net loss. For the years ended December 31, 2020, 2019, and 2018, other comprehensive loss consisted of unrealized losses on our investments and unrealized losses on foreign currency translation.
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
Recently Issued Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes. The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740, Income Taxes, and clarifying existing guidance to facilitate consistent application. The standard became effective for us on January 1, 2021. We are currently evaluating the new standard, but do not expect it to have a material impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. We adopted this ASU effective January 1, 2020 and it did not have a material impact on our financial statements or related disclosures.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses, as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. We adopted this ASU effective January 1, 2020 and it did not have a material impact on our financial statements and related disclosures.We will continue to monitor the impact of the COVID-19 outbreak on any potential credit losses.
3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.
The net loss per share for the year ended December 31, 2020 reflects 5,139,610 shares of our common stock issued pursuant to the securities offering completed in July 2020. The net loss per share for the year ended December 31, 2019 reflects 4,706,700 shares of our common stock issued pursuant to a private placement financing completed in January 2019. The increased number of shares issued in these periods has affected the year-over-year comparability of our net loss per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented.

	December 31,
	2020	2019	2018
Warrants and prefunded warrants to purchase common stock	4,464,261	1,877,094	24,123
Options to purchase common stock	4,175,345	3,252,144	2,509,850
Total	8,639,606	5,129,238	2,533,973
4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	December 31, 2020
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$28,424	$—	$—	$28,424
U.S. treasury bills	18,122	8	—	18,130
Corporate debt securities and commercial paper	82,047	2	(9)	82,040
Total	$128,593	$10	$(9)	$128,594

Classified as:
Cash equivalents				$32,423
Short-term investments				70,622
Long-term investments				25,549
Total				$128,594

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2019
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$9,995	$—	$—	$9,995
U.S. treasury bills	5,019	2	—	5,021
Corporate debt securities and commercial paper	21,862	14	—	21,876
Total	$36,876	$16	$—	$36,892

Classified as:
Cash equivalents				$12,495
Short-term investments				24,397
Total				$36,892
All investments held as of December 31, 2020 and 2019 were classified as available-for-sale debt securities and had contractual maturities of less than two years. There were no realized gains and losses on these securities for the periods presented.
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
As of December 31, 2020 and 2019, cash of $2.5 million and $3.6 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Assets:	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$28,424	$—	$—	$28,424
U.S. treasury bills	18,130	—	—	18,130
Corporate debt securities and commercial paper	—	82,040	—	82,040
Total	$46,554	$82,040	$—	$128,594

Assets:	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$9,995	$—	$—	$9,995
U.S. treasury bills	5,021	—	—	5,021
Corporate debt securities and commercial paper	—	21,876	—	21,876
Total	$15,016	$21,876	$—	$36,892
Our Level 2 assets consist of commercial paper and corporate debt securities. We review trading activity and pricing for our available-for-sale securities as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.
6. Property and Equipment
Property and equipment, net consist of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$2,604	$1,838
General equipment and furniture	479	486
Computer equipment and software	211	169
Leasehold improvements	85	85
Property and equipment, at cost	3,379	2,578
Less accumulated depreciation and amortization	(1,594)	(1,026)
Property and equipment, net	$1,785	$1,552
Depreciation expense was $578,000, $468,000 and $388,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
7. Loss on Sale of Intangible Asset
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
8. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid research and development	$517	$574
Prepaid insurance	447	301
Tenant improvement allowance receivable	84	586
Prepaid other	168	89
Other receivables	304	100
Prepaid expenses and other current assets	$1,520	$1,650

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Research and development services	$2,571	$2,543
Employee compensation	2,619	1,761
Legal and professional fees	482	515
Accrued other	105	466
Total	$5,777	$5,285
9. Long-term Debt
In December 2016, we entered into a Loan and Security Agreement (the “Original Agreement”), with Silicon Valley Bank (“SVB”), under which we borrowed $5.0 million. The Original Agreement accrued interest at a floating per annum rate equal to the lender’s prime rate minus 1.75%. The Original Agreement had an interest-only period through July 2018.
In August 2019 (the “Effective Date”), we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB, pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million (the “Term Loans”). Borrowings under the Loan Agreement consisted of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under our Original Agreement. In March 2020, the second tranche of $5.0 million was funded to us. We did not draw down the final tranche of $5.0 million, which expired on July 31, 2020. We intend to use the debt proceeds for working capital and other general corporate purposes, including the advancement of our development programs.
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extends to June 30, 2021 if we were to receive aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of the AbbVie agreement, discussed in detail in Note 11. As a result of the interest only extension, the Term Loans will be payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. We were in compliance with our covenants as of December 31, 2020. As such, as of December 31, 2020, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the Effective Date of the Term Loan, which resulted in a change of less than 10%. As a result, the remaining unamortized debt discount recorded in connection with the Original Agreement will be amortized to interest expense over the repayment term of Loan Agreement. In connection with the initial and second tranches of the Loan Agreement, we recorded a total debt discount of $812,000, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $261,000, $140,000, and $169,000, for years ended December 31, 2020, 2019, and 2018, respectively. The unamortized discount was $497,000 as of December 31, 2020.
Scheduled principal payments on our outstanding debt as of December 31, 2020 under our Loan Agreement, excluding final fee amounts, are as follows (in thousands):

Year Ending December 31,	Total
2021	$2,400
2022	4,800
2023	2,800
Total future principal payments	$10,000
10. Commitments and Contingencies
Operating Leases
We leased office and laboratory space located at 201 Elliott Avenue West, in Seattle, Washington, under an agreement classified as an operating lease that expired on December 31, 2019. In May 2017, as required by the terms of the lease, we entered into a line of credit to establish collateral to support the security deposit in an amount of $132,000, which was recorded as current restricted cash in the accompanying Consolidated Balance Sheets for the year ended December 31, 2019.
In March 2019, we entered into a lease for office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. Our option to extend the rental term of our lease was not considered reasonably certain as of December 31, 2020. The lease term commenced in June 2019. The “Rent Commencement Date” began in March 2020, nine months after the commencement date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We were not required to pay base rent from the Rent Commencement Date through November 2020, the last day of the ninth month following the Rent Commencement Date. We received a tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as noncurrent restricted cash in our accompanying Consolidated Balance Sheets.
As of December 31, 2020, our operating lease right-of-use assets and operating lease liability associated with our leases were $9.4 million and $12.5 million, respectively. Supplemental operating lease information for the year ended December 31, 2020 was as follows (in thousands):

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Year Ended December 31,
	2020	2019
Operating lease cost	$1,872	$1,905
Variable lease cost	475	370
Total lease cost	$2,347	$2,275
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$213	$837
Right-of-use assets exchanged for new operating lease liabilities	$—	$11,173
Weighted-average remaining lease term (years)	9.2	10.2
Weighted-average discount rate	10.7%	10.7%
Variable lease costs represent our share of the landlord’s operating expenses. We do not act as a lessor or have any leases classified as financing leases. Maturities of our operating lease liabilities as of December 31, 2020 are as follows (in thousands):

Minimum Lease Payments
2021	$1,958
2022	2,009
2023	2,062
2024	2,116
2025	2,172
Thereafter	9,681
Total future minimum lease payments	19,998
Less: imputed interest	(7,528)
Operating lease liabilities	$12,470
Rent expense, which is recorded on a straight-line basis, was $811,000 for the year ended December 31, 2018.
Contingencies
Certain credits received related to our research and development expenditures and recorded within other income in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) are subject to review by foreign taxing authorities. It is reasonably possible we may incur losses upon the completion of these reviews ranging from $0 to $1.8 million, which we could be required to repay to certain tax authorities.
11. Collaboration and License Agreement
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
We recognized revenue from the AbbVie Agreement of $7.0 million for the year ended December 31, 2020. As of December 31, 2020 the remaining balance of the transaction price is $53.0 million and is recorded as current and noncurrent deferred revenue on our accompanying Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Agreement ”) to develop next-generation SPEAR T cell products. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million, and through December 31, 2020 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue upon receipt and were recognized to revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our initial research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Consolidated Balance Sheets. Under the Adaptimmune Agreement, we have recognized revenue of $2.3 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Per the terms of the Kite Collaboration Agreement, we recorded no revenue for the years ended December 31, 2020 and 2019, and $630,000 for the year ended December 31, 2018. On January 1, 2018, we adopted the new revenue standard using the modified retrospective method. Our Kite Collaboration Agreement was the only contract that was impacted by the adoption of the new revenue standard. The cumulative effect adjustment recorded upon the adoption of the new revenue standard resulted in a $203,000 decrease to the opening balance of retained earnings and a $203,000 increase to deferred revenue as of January 1, 2018. As a result, we recognized $203,000 in higher revenue for the year ended December 31, 2018, as compared to what would have been recorded under previous accounting guidance.
12. Stockholders’ Equity
Common Stock
Shares of common stock reserved for future issuance were as follows:

	December 31,
	2020	2019
Shares to be issued upon exercise of outstanding stock options	4,175,345	3,252,144
Shares to be issued upon conversion of common stock warrants and prefunded warrants	4,464,261	1,877,094
Shares available for future stock grants	887,901	269,959
Shares to be issued under employee stock purchase plan	45,211	45,211
Shares of common stock reserved for future issuance	9,572,718	5,444,408
Securities Offerings
In July 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) for a private placement with a select group of institutional investors, pursuant to which we sold 5,139,610 units (the “Common Units”) and 790,710 units (the “Prefunded Warrant Units”), for an aggregate purchase price of $60.0 million. Each Common Unit consists of one share of our common stock plus a warrant to purchase 0.3 shares of common stock (the “Common Stock Warrants”), and each Prefunded Warrant Unit consists of one prefunded warrant to purchase one share of common stock (the “Prefunded Warrants”) plus 0.3 Common Stock Warrants. The Prefunded Warrant Units and the Common Units are collectively referred to as the “Units” and each Unit has a purchase price of $10.1175. Pursuant to the terms of the Securities Purchase Agreement, we issued warrants to purchase 1,779,096 shares of common stock with an exercise price of $12.74 and a term of 3.5 years. Additionally, we issued 790,710 Prefunded Warrants, which became fully exercisable upon the closing date and have an exercise price of $0.001 per share. We incurred $3.7 million in financing costs associated with the Securities Purchase Agreement, which was netted against the proceeds within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
In January 2019, we entered into a securities purchase agreement (the “Purchase Agreement”) with a limited number of accredited investors, pursuant to which we sold 4,706,700 units (the “2019 Units”) for an aggregate purchase price of $25.3 million in a private placement (the “Private Placement”). Each 2019 Unit has a purchase price of $5.37 and consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the Purchase Agreement, we issued 4,706,700 shares of common stock and warrants to purchase an aggregate of 1,835,610 shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years. We incurred $1.7 million in financing costs associated with the Purchase Agreement, which was netted against the proceeds within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
The issuance of the securities sold under the Securities Purchase Agreement and the Purchase Agreement have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. We filed registration statements for the Securities Purchase Agreement and the Purchase Agreement with the SEC, which were declared effective by

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the SEC in August 2018 and April 2019, respectively, which cover the resale of the shares of common stock issuable in connection with the private placements and upon exercise of the warrants.
In June 2018, we entered into an equity distribution agreement, (“Equity Distribution Agreement”), with Piper Jaffray & Co., (“Piper Jaffray”), pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million, in gross cash proceeds. The Equity Distribution Agreement was terminated by us upon written notice to Piper Jaffray in March 2021. As of December 31, 2020, no sales under our Equity Distribution Agreement have occurred.
Common Stock Warrants
We have issued warrants in connection with our SVB loans, to certain non-employee professional advisers, and in connection with our Private Placement. We also assumed warrants in connection with the merger. No warrants were exercised or forfeited during the year ended December 31, 2020. Excluding the prefunded warrants issued in connection with the Securities Purchase Agreement discussed above, the table below summarizes our warrant activity:

	Warrants Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)
Outstanding at December 31, 2019	1,877,094	$12.82	4.11
Granted	1,796,457	$12.66	3.13
Outstanding at December 31, 2020	3,673,551	$12.74	3.12
Exercisable at December 31, 2020	3,672,776	$12.74	3.12
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
Under our 2018 Plan we may issue stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) or performance shares. As of December 31, 2020 we have only issued stock options and RSUs. Our 2018 Plan provides for an annual increase in the number of shares reserved for insurance equal to the lesser of (1) 5% of the number of shares of common stock outstanding as of the last day of the preceding calendar year or (2) 1,500,000. However, our board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares. On January 1, 2021, a total of 1,190,159 additional shares were automatically added to the shares authorized under the 2018 Plan.
In July 2017, in connection with the merger, we assumed Nivalis’ Employee Stock Purchase Plan (the “ESPP”) and the 2015 EIP. Upon assumption of the ESPP, there were 45,211 shares available for issuance under the ESPP. As of December 31, 2020, we have not activated the ESPP.
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
As of December 31, 2020, a total of 5,426,703 shares of common stock were authorized for issuance under our 2018 Plan, 2015 Plan and 2015 EIP. A summary of stock option activity under our plans is presented below:

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	3,252,144	$5.91
Granted	1,312,950	$4.55
Exercised	(26,641)	$4.65
Forfeited	(208,108)	$7.57
Expired	(155,000)	$8.84
Outstanding at December 31, 2020	4,175,345	$5.30	7.69	$30,883
Vested and expected to vest after December 31, 2020	4,035,345	$5.19	7.62	$30,278
Exercisable at December 31, 2020	2,208,114	$5.07	6.79	$17,011
As of December 31, 2020, there was $5.7 million of unrecognized stock-based compensation expense related to approximately 2.0 million nonvested awards that are expected to be recognized over a weighted-average period of 2.4 years. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $104,000, $155,000 and $214,000, respectively. We utilize newly issued shares to satisfy option exercises. The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $4.2 million, $3.0 million and $1.8 million, respectively.
In January 2020, we issued 156,326 RSUs at a grant date fair value of $3.23 per share to certain employees in lieu of cash incentive compensation. Half of the outstanding shares underlying each RSU vested on June 30, 2020, and the remaining half vested on December 31, 2020. For the year ended December 31, 2020, the fair value of RSUs vesting and the aggregate intrinsic value of RSUs released were $461,000 and $1.6 million, respectively.
Stock-Based Compensation Expense
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

	Years Ended December 31,
	2020	2019	2018
Weighted-average estimated fair value at grant	$3.03	$4.14	$5.43
Risk-free interest rate (1)	38% - 1.68%	1.42% - 2.63%	2.27% - 3.07%
Expected term of options (in years) (2)	5.27 - 6.90	5.27 – 6.08	5.50 – 7.00
Expected stock price volatility (3)	73% - 82%	70% - 77%	70% - 77%
Expected dividend yield (4)	—%	—%	—%
(1)The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.
(2)We used the “simplified method” for options to determine the expected term of stock options granted, since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited time our shares have been publicly traded. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.
(3)Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. We analyzed the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price.
(4)We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.
Stock-based compensation expense is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2020	2019	2018
Employee:
Research and development	$2,145	$1,608	$890
General and administrative	1,955	1,359	1,385
Non-Employee:
Research and development	34	68	16
General and administrative	6	6	18
Total stock-based compensation expense	$4,140	$3,041	$2,309
13. Income Taxes
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
Our income (loss) before taxes is derived from domestic (United States) and foreign (Australian) sources as follows (in thousands):

	Years Ended December 31,
	2020	2019
Domestic	$(28,356)	$(38,234)
Foreign	410	(3,618)
Total	$(27,946)	$(41,852)
The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2020	2019
Current:
U.S. - Federal	$—	$—
U.S. - State	(6)	—
Foreign	—	—
Total current	(6)	—
Deferred:
U.S. - Federal	—	—
U.S. - State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax benefit	$(6)	$—

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2020	2019
U.S. Statutory rate	21.0%	21.0%
Effect of:
Permanent differences	0.1%	(0.1)%
Federal research and development credit	2.6%	1.1%
Change in valuation allowance	(20.7)%	(19.8)%
Stock-based compensation	(2.8)%	(0.5)%
Foreign rate differential	(0.1)%	0.6%
Other	(0.1)%	(2.3)%
Effective income tax rate	—%	—%
We recorded a tax benefit of $6,000 for the year ended December 31, 2020 and no tax expense for the year ended December 31, 2019, representing an effective tax rates of 0.0% for the years ended December 31, 2020 and 2019. The difference between the U.S. federal statutory tax rates of 21% and our effective tax rate in all periods is primarily due to a full valuation allowance related to our deferred tax assets and the generation and consumption of federal R&D tax credits.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss	$21,992	$17,193
Research and development credits	4,044	3,182
Intangible asset basis	24	35
Lease liability	2,619	2,400
Stock based compensation	1,337	1,586
Other	72	1
Gross deferred tax assets	30,088	24,397
Valuation allowance	(27,851)	(22,040)
Total deferred tax assets, net of valuation allowance	2,237	2,357
Deferred tax liabilities:
Prepaid expenses	(125)	(75)
Fixed asset basis	(137)	(185)
Right-of-use asset basis	(1,975)	(2,097)
Total deferred tax liability	(2,237)	(2,357)
Net deferred tax assets and liabilities	$—	$—
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. Based on the weight of the available evidence, which includes our historical operating losses, uncertainty of future taxable income, and the accumulated deficit, we provided a full valuation allowance against our deferred tax assets. The valuation allowance increased by $5.8 million and $8.3 million during the year ended December 31, 2020 and 2019, respectively.
We have net operating loss (“NOL”) carryforwards as follows (in thousands):

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2020	2019
Federal (before January 1, 2018)	$11,094	$11,094
Federal (after January 1, 2018)	$91,868	$67,500
State	$6,433	$6,433
Foreign	$—	$787
Federal NOL carryforwards created before January 1, 2018 begin to expire in 2037. Federal NOL carryforwards created after January 1, 2018 carryforward indefinitely. State NOL carryforwards begin to expire in 2038. Foreign NOLs carryforward indefinitely.
We have net research and development tax credit carryforwards as follows (in thousands):

	December 31,
	2020	2019
Federal	$5,063	$3,986
Federal research and development tax credit carryforwards begin to expire in 2035.
Current tax laws impose substantial restrictions on the utilization of R&D credit and NOL carryforwards in the event of an ownership change, as defined by the Internal Revenue Code Section 382 and 383. Such an event may limit our ability to utilize NOLs and R&D tax credit carryforwards. Under Internal Revenue Code Section 382 and 383, the 2017 merger with Nivalis is likely considered an ownership change with respect to the potential limitation of the Nivalis federal tax credits and NOLs. As such, it is likely that any future utilization of Nivalis federal tax credits and NOLs is substantially limited. Therefore, as of December 31, 2018, all Nivalis tax credit and NOL carryforwards have been reduced to zero.
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
The following table summarized the activity related to unrecognized tax benefits (in thousands):

	December 31,
	2020	2019
Unrecognized benefits – beginning of year	$775	$469
Gross increases (decreases) – prior year tax positions	(7)	—
Gross increases – current year tax positions	222	306
Unrecognized benefit – end of year	$990	$775
All of the unrecognized tax benefits as of December 31, 2020 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $990,000 of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest or penalties related to unrecognized tax benefits for 2020 and 2019.
We do not expect any significant change in our unrecognized tax benefits during the next twelve months.
Our material income tax jurisdictions are the United States (federal), California (state), and Australia (foreign). We are subject to audit for tax years 2012 and forward for federal purposes, 2015 and forward for California purposes, and 2019 and forward for foreign purposes.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. Related Party Transactions
In January 2019, in connection with our Purchase Agreement we sold an aggregate of 935,753 shares of common stock and issued warrants to purchase an aggregate of 364,943 shares of common stock for gross proceeds of approximately $5.0 million to certain of our 5% stockholders. See Part III, Item 13 of this Form 10-K for additional information.
None of the purchasers in the July 2020 private placement was a greater than 5% holder of our outstanding capital stock prior to the July 2020 private placement.
15. 401(k) Retirement Plan
We have adopted a 401(k) plan. All employees are eligible to participate, provided they meet the requirements of the plan. To date, we have not matched employee contributions to the plan.