Form 10-Q
period 2021-03-31
ALPINE IMMUNE SCIENCES, INC.
filed 2021-05-13
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2021, the registrant had 23,914,829 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,629	$34,959
Short-term investments	84,185	70,622
Prepaid expenses and other current assets	3,668	1,520
Total current assets	100,482	107,101
Restricted cash, noncurrent	254	254
Property and equipment, net	1,674	1,785
Operating lease, right-of-use asset	9,251	9,401
Long-term investments	18,316	25,549
Total assets	$129,977	$144,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$466	$582
Accrued liabilities	3,953	5,777
Deferred revenue, current	34,522	31,627
Operating lease liability, current	684	655
Current portion of long-term debt	3,742	2,526
Total current liabilities	43,367	41,167
Deferred revenue, noncurrent	15,250	21,348
Operating lease liability, noncurrent	11,608	11,815
Long-term debt	6,458	7,602
Total liabilities	76,683	81,932
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 23,932,605 shares issued and 23,882,138 shares outstanding at March 31, 2021; 23,853,650 shares issued and 23,803,183 shares outstanding at December 31, 2020	24	24
Treasury stock, at cost; 50,467 shares at March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	179,746	177,947
Accumulated other comprehensive gain	33	53
Accumulated deficit	(126,509)	(115,866)
Total stockholders’ equity	53,294	62,158
Total liabilities and stockholders’ equity	$129,977	$144,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Collaboration revenue	$3,204	$1,091
Operating expenses:
Research and development	10,437	4,878
General and administrative	3,256	1,778
Total operating expenses	13,693	6,656
Loss from operations	(10,489)	(5,565)
Other income (expense):
Interest expense	(217)	(120)
Interest income	63	152
Net loss	$(10,643)	$(5,533)
Comprehensive income (loss):
Unrealized loss on investments	(5)	(15)
Unrealized loss on foreign currency translation	(15)	(113)
Comprehensive loss	$(10,663)	$(5,661)
Weighted-average shares used to compute basic and diluted net loss per share	23,869,860	18,587,892
Basic and diluted net loss per share	$(0.45)	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	18,587,892	$19	50,467	$—	$117,371	$10	$(87,926)	$29,474
Stock-based compensation	—	—	—	—	986	—	—	986
Issuance of warrants	—	—	—	—	60	—	—	60
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Unrealized loss on foreign currency translation	—	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	—	(5,533)	(5,533)
Balance, March 31, 2020	18,587,892	$19	50,467	$—	$118,417	$(118)	$(93,459)	$24,859

Balance, December 31, 2020	23,803,183	$24	50,467	$—	$177,947	$53	$(115,866)	$62,158
Stock-based compensation	—	—	—	—	1,597	—	—	1,597
Issuance of common stock under equity incentive plans	78,955	—	—	—	202	—	—	202
Unrealized loss on investments	—	—	—	—	—	(5)	—	(5)
Unrealized loss on foreign currency translation	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(10,643)	(10,643)
Balance, March 31, 2021	23,882,138	$24	50,467	$—	$179,746	$33	$(126,509)	$53,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Operating activities
Net loss	$(10,643)	$(5,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	165	135
Amortization of premium/discount on investments	218	(41)
Non-cash interest expense	72	44
Stock-based compensation expense	1,597	986
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,194)	(623)
Right-of-use asset	150	147
Accounts payable and accrued liabilities	(1,955)	(4,005)
Deferred revenue	(3,203)	(1,091)
Lease liabilities	(178)	287
Net cash used in operating activities	(15,971)	(9,694)
Investing activities
Purchases of property and equipment	(39)	(56)
Purchase of investments	(9,907)	(4,914)
Maturities of investments	3,400	18,100
Net cash (used in) provided by investing activities	(6,546)	13,130
Financing activities
Proceeds from borrowings, net of issuance costs	—	5,000
Proceeds from exercise of stock options	202	—
Net cash provided by financing activities	202	5,000
Effect of exchange rate on cash, cash equivalents and restricted cash	(15)	(113)
Net (decrease) increase in cash and cash equivalents and restricted cash	(22,330)	8,323
Cash and cash equivalents and restricted cash, beginning of period	35,213	16,509
Cash and cash equivalents and restricted cash, end of period	$12,883	$24,832
Supplemental Information
Discount in connection with issuance of debt	$—	$335
Cash paid for interest	$144	$73

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited)

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
A novel strain of coronavirus, SARS-CoV-2 (“COVID-19”), was first reported in December 2019, and subsequently declared a global pandemic by the World Health Organization in March 2020. As a result of the COVID-19 outbreak, many companies have experienced disruptions in their operations and in markets served. We have implemented some and may take additional temporary precautionary measures intended to help ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at March 31, 2021. The full extent of the future impacts of the continuing COVID-19 outbreak on our operations is uncertain and may adversely impact our business, including our clinical trials.
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
The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2020 and December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021 (“Annual Report”). The results of our operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.
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
Restricted cash represents cash drawn on our line of credit used to establish collateral to support the security deposit on our operating lease to rent office and laboratory space in Seattle, Washington.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard on January 1, 2021, and concluded that the adoption of the standard did not have a material impact on our consolidated financial statements and related disclosures.
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

	March 31,
	2021	2020
	(unaudited)
Warrants to purchase common stock	4,459,629	1,894,455
Stock options and restricted stock units outstanding	5,465,582	4,257,825
Total	9,925,211	6,152,280

4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	March 31, 2021
Assets:	(unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$11,131	$—	$—	$11,131
U.S. treasury bills	18,061	10	—	18,071
Corporate debt securities and commercial paper	84,445	1	(15)	84,431
Total	$113,637	$11	$(15)	$113,633

Classified as:
Cash equivalents				$11,132
Short-term investments				84,185
Long-term investments				18,316
Total				$113,633

	December 31, 2020
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$28,424	$—	$—	$28,424
U.S. treasury bills	18,122	8	—	18,130
Corporate debt securities and commercial paper	82,047	2	(9)	82,040
Total	$128,593	$10	$(9)	$128,594

Classified as:
Cash equivalents				$32,423
Short-term investments				70,622
Long-term investments				25,549
Total				$128,594
All investments held as of March 31, 2021 and December 31, 2020 were classified as available-for-sale debt securities and had contractual maturities of less than two years. There were no realized gains and losses on these securities for the periods presented.
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
As of March 31, 2021, and December 31, 2020, cash of $1.5 million and $2.5 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$11,131	$—	$—	$11,131
U.S. treasury bills	18,071	—	—	$18,071
Corporate debt securities and commercial paper	—	84,431	—	84,431
Total	$29,202	$84,431	$—	$113,633

	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$28,424	$—	$—	$28,424
U.S. treasury bills	18,130	—	—	18,130
Corporate debt securities and commercial paper	—	82,040	—	82,040
Total	$46,554	$82,040	$—	$128,594

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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Prepaid research and development	$2,571	$517
Prepaid insurance	302	447
Tenant improvement allowance receivable	—	84
Prepaid other	478	168
Other receivables	317	304
Prepaid expenses and other current assets	$3,668	$1,520

Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Research and development services	$3,177	$2,571
Employee compensation	66	2,619
Legal and professional fees	589	482
Accrued other	121	105
Accrued Liabilities	$3,953	$5,777

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
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extends to June 30, 2021 if we were to receive aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of the AbbVie agreement, discussed in detail in Note 9. As a result of the interest only extension, the Term Loans will be payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. We were in compliance with our covenants as of March 31, 2021. As such, as of March 31, 2021, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
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
The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the Effective Date of the Term Loan, which resulted in a change of less than 10%. As a result, the remaining unamortized debt discount recorded in connection with the Original Agreement will be amortized to interest expense over the repayment term of Loan Agreement. In connection with the initial and second tranches of the Loan Agreement, we recorded a total debt discount of $812,000, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $72,000 and $44,000 for the three months ended March 31, 2021 and 2020, respectively. The unamortized discount was $424,000 as of March 31, 2021.
Scheduled principal payments on our outstanding debt as of March 31, 2021 under our Loan Agreement, excluding final fee amounts, are as follows (in thousands):

Year ending December 31,	Total
2021 (remainder of year)	$2,400
2022	4,800
2023	2,800
Total future principal payments	$10,000
8. Contingencies
Certain credits received related to our research and development expenditures and recorded within other income in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are subject to review by foreign taxing authorities. It is reasonably possible we may incur losses upon the completion of these reviews ranging from $0 to $1.8 million, which we could be required to repay to certain tax authorities.

9. License and Collaboration Agreements
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
We recognized revenue from the AbbVie Agreement of $3.2 million for the three months ended March 31, 2021. As of March 31, 2021 the remaining balance of the transaction price is $49.8 million and is recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Agreement”) to develop next-generation SPEAR T cell products. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies. In June 2019, under the terms of the

Adaptimmune Agreement, we received an upfront license payment of $2.0 million, and through March 31, 2021 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue upon receipt and were recognized to revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our initial research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Condensed Consolidated Balance Sheets. Under the Adaptimmune Agreement we recognized revenue of $1.1 million for the three months ended March 31, 2020. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
10. Stockholders’ Equity
Equity Distribution Agreement
In June 2018, we entered into an equity distribution agreement, (“Equity Distribution Agreement”), with Piper Jaffray & Co., (“Piper Jaffray”), pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million in gross cash proceeds. The Equity Distribution Agreement was terminated by us upon written notice to Piper Jaffray in March 2021. As of March 31, 2021, no sales under our Equity Distribution Agreement have occurred.
Equity Incentive Plans
On January 1, 2021, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 1,190,159 additional shares were automatically added to the shares authorized under the 2018 Plan.
During the three months ended March 31, 2021 we issued stock option grants totaling 1,334,350 shares with a weighted average exercise price of $13.19 per share were issued to eligible employees and board members.
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

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Employee:
Research and development	$800	$509
General and administrative	787	465
Non-Employee:
Research and development	8	11
General and administrative	2	1
Total stock-based compensation expense	$1,597	$986
11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 0% for the three months ended March 31, 2021 and 2020. The difference between the effective tax rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2021 and 2020 was primarily due to recognizing a full valuation allowance on deferred tax assets.

As of March 31, 2021, we determined that, based on an evaluation of the four sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our deferred tax assets would be realized and therefore we continued to record a full valuation allowance. No current tax liability or expense has been recorded in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020, included in our Annual Report on Form 10-K, or the “Annual Report”, filed with the SEC on March 18, 2021.
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
In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to our clinical candidate ALPN-101, a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with ALPN-101 have demonstrated efficacy in models of systemic lupus erythematosus, or SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease, or GVHD. We have evaluated ALPN-101 in a Phase 1 healthy volunteer trial and plan to initiate an international Phase 2 study in adults with SLE. We have successfully received U.S. FDA IND clearance, and anticipate commencing enrollment in a study by mid-2021.
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
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and autoimmune/inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our lead autoimmune/inflammatory program ALPN-101 through clinical development as part of our Option and License Agreement with AbbVie, or the AbbVie Agreement, including conducting a Phase 2 study for the treatment of SLE;
•aggressively move our second autoimmune/inflammatory program ALPN-303 through preclinical development and into clinical studies for the treatment of B cell mediated autoimmune/inflammatory diseases;
•aggressively move our lead oncology program ALPN-202 through clinical development for the treatment of cancer, and;
•maximize the value of our pipeline and platform via potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through March 31, 2021, excluding amounts borrowed through debt financing, we have raised an aggregate of $242.4 million to fund operations, of which $79.9 million was from the sale of common stock and warrants, $49.2 million was from the sale of convertible preferred stock, $69.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of March 31, 2021, we had cash, cash equivalents, restricted cash, and investments totaling $115.4 million.
Our net loss was $10.6 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

•initiate and complete nonclinical studies and clinical trials for our product candidates, including ALPN-101, a dual ICOS/CD28 antagonist program targeting autoimmune/inflammatory disorders, ALPN-202, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer, and ALPN-303, a dual B cell cytokine antagonist for B cell-mediated autoimmune/inflammatory diseases;
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
We recognized revenue from the AbbVie Agreement of $3.2 million for the three months ended March 31, 2021. As of March 31, 2021, the remaining balance of the transaction price is $49.8 million and is recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our development plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune Therapeutics plc
In May 2019, we entered into the Adaptimmune Agreement with Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million and through March 31, 2021 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue upon receipt and were recognized as revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Condensed Consolidated Balance Sheets. Under the Adaptimmune Agreement we have recognized revenue of $1.1 million for the three months ended March 31, 2020. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products.
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
We incurred $10.4 million and $4.9 million in research and development expenses for three months ended March 31, 2021 and 2020, respectively. We expect our research and development expenses to increase for the foreseeable future as we continue to develop our platform and product candidates.
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
Interest Expense
Interest expense consists primarily of interest associated with our term loan with Silicon Valley Bank, or SVB, and the amortization of the related debt discount.
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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-

K. There have been no significant or material changes in our significant accounting policies during the three months ended March 31, 2021, as compared to those disclosed in our Annual Report except the following:
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard on January 1, 2021, and concluded that the adoption of the standard did not have a material impact on our consolidated financial statements and related disclosures.
For information regarding recent accounting pronouncements, see Note 2 of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this report.

Results of Operations
Comparison of Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Increase/ (Decrease)
	2021	2020
	(unaudited)
Collaboration revenue	$3,204	$1,091	$2,113
Operating expenses:
Research and development	10,437	4,878	5,559
General and administrative	3,256	1,778	1,478
Total operating expenses	13,693	6,656	7,037
Loss from operations	(10,489)	(5,565)	(4,924)
Other income (expense):
Interest expense	(217)	(120)	(97)
Interest income	63	152	(89)
Net loss	$(10,643)	$(5,533)	$(5,110)
Collaboration Revenue
Revenue for the three months ended March 31, 2021, consists of $3.2 million related to the AbbVie Agreement. Revenue for the three months ended March 31, 2020, consists of $1.1 million related to the Adaptimmune Agreement.
Research and Development Expenses
The $5.6 million increase in research and development expenses was primarily attributable to increases of $3.2 million in contract manufacturing and process development of our product candidates, $1.0 million in personnel-related expenses, $0.8 million in clinical trial activities, $0.4 million in direct research activities, and $0.2 million in allocated overhead and facilities.
General and Administrative Expenses
The $1.5 million increase in general and administrative expenses was primarily attributable to increases of $0.5 million in personnel-related expenses, $0.5 million in related to professional and legal services, $0.3 million in stock-based compensation, and $0.2 million in allocated overhead and facilities.
Interest Expense
Interest expense relates primarily to interest paid on our term loan with SVB, and the related non-cash interest expense associated with the amortization of the debt discount. The $0.1 million increase in interest expense is due to additional interest related to the drawdown of the second tranche of our SVB loan in March 2020.
Interest Income
The $0.1 million decrease in interest income is due primarily to less interest earned on our investments as we maintained a higher average investment balance during the 2020 period.

Liquidity and Capital Resources
As of March 31, 2021, we had cash, cash equivalents, restricted cash, and investments totaling $115.4 million. Excluding amounts borrowed through debt financing, as of March 31, 2021, we have raised an aggregate of $242.4 million to fund operations, of which $79.9 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $69.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June 2017, August 2019, and March 2020, we drew down term loans from SVB, as discussed below. In addition to our existing cash, cash equivalents, and investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under our collaborations with Adaptimmune and AbbVie; however, our ability to earn these milestone and contingent payments and the timing of achieving these milestones is uncertain.
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
In June 2018, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with Piper Jaffray & Co., or Piper Jaffray, pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million in gross cash proceeds. As of March 31, 2021, we have made no sales under the Equity Distribution Agreement. In March 2021, we provided written notice to Piper Jaffray terminating the Equity Distribution Agreement effective as of March 17, 2021.
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
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extends to June 30, 2021 if we receive aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of the AbbVie agreement, discussed in detail in Note 9. As a result of the interest only extension, the Term Loans will be payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Among other events, a failure to make a required loan payment, an uncured covenant breach or a material adverse change in our business, operations or condition (financial or otherwise) could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. We were in compliance with our covenants as of March 31, 2021. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions. As of March 31, 2021, we had $10.6 million in outstanding principal and final fees due under our term loan agreement. See Note 7 for further discussion of our Term Loans.
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
Contingencies
Certain credits received related to our research and development expenditures and recorded within other income in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are subject to review by foreign taxing authorities. It is reasonably possible we may incur losses upon the completion of these reviews of up to approximately $1.8 million, which we would be required to repay to certain tax authorities.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net cash used in operating activities	$(15,971)	$(9,694)
Net cash (used in) provided by investing activities	(6,546)	13,130
Net cash provided by financing activities	202	5,000
Net Cash Used in Operating Activities:
Net cash used in operating activities was $16.0 million during the three months ended March 31, 2021 and consisted of our net loss of $10.6 million and a decrease of $7.3 million in our net operating assets and liabilities. This was partially offset by an increase of $2.1 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
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
Net Cash Provided by (Used in) Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents, and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.

Net cash used in investing activities was $6.5 million during the three months ended March 31, 2021 and consisted primarily of our purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities.
Net cash provided by investing activities was $13.1 million during the three months ended March 31, 2020 and consisted primarily of the purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities as well as the purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $0.2 million during the three months ended March 31, 2021 and consisted of proceeds received from the exercise of stock options.
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
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended March 31, 2021, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA and Veloxis Pharmaceuticals Inc., a subsidiary of Asahi Kasei (FR104);
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
•wild-type CD80-Fc being developed by Five Prime Therapeutics, which was purchased by Amgen Inc. (FPT155);
•bispecific antibodies being developed by Regeneron targeting tumor specific antigens and CD28 (REGN5678 anti-PSMAxCD28, REGN5668 anti-MUC16xCD28, and REGN7075 anti-EGFRxCD28);
•trispecific antibodies being developed by Sanofi (CD3xCD38xCD28) (SAR442257)and SAR443216 (CD3xCD28xHER2);

•bifunctional fusion protein composed of monoclonal antibody against PD-L1 fused to the extracellular domain of human transforming growth factor-ß, or TGF-ß, receptor II being developed by EMD Serono, Inc. and GlaxoSmithKline plc (bintrafusp alfa, or M7824);
•bifunctional fusion protein composed of PD-1 and OX40L developed by Shattuck Labs, Inc. (SL-279252);
•bispecific fusion protein targeting 4-1BBL and PD-1 being developed by Shattuck Labs, Inc. (SL-279137);
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
Novel Platform Competitors
Multifunctional therapeutic protein platforms potentially competitive with our platform include:
•Amgen Inc. (BiTE®): fusion proteins consisting of two single-chain variable fragments to link T cells to tumors;
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
•Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms; and
•Five Prime Therapeutics, Inc., purchased by Amgen Inc.: Proprietary protein library and rapid protein production and testing platform.
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
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in May 2019, we entered into a collaboration agreement with Adaptimmune to develop next-generation SPEAR T cell products and in June 2020, we entered into an option and license agreement with AbbVie, the AbbVie Agreement, for the development of ALPN-101. Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones, an additional $75.0 million if AbbVie exercises its option with respect to ALPN-101 following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2021, we had $115.4 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents, and investments will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the three months ended March 31, 2021, our net loss was $10.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
As of March 31, 2021, we had $115.4 million in cash and cash equivalents, restricted cash, and investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of March 31, 2021, our patent portfolio consists of three granted patents and over 155 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability. Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings before or after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the pending, allowed or granted claims thus attacked or may lose the allowed or granted claims altogether. Our patent risks include that:
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
•the federal Physician Payment Sunshine Act and its implementing regulations, also referred to as “Open Payments,” require applicable manufacturers of pharmaceutical and biological drugs, among other covered medical products, reimbursable under Medicare, Medicaid, or Children’s Health Insurance Programs to track and report to the CMS certain payments and transfers of value, including but not limited to, consulting fees, travel reimbursements, and research grants made to covered recipients, including physicians, as defined by law, and teaching hospitals, as well as certain physicians’ and their immediate family members’ ownership and investment interests in the applicable manufacturer, with limited exceptions; effective January 1, 2022, for data reported to the CMS in 2022, such reporting obligations with respect to covered recipients will be extended to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners, among others; and
•analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, as a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, an annual 2% reduction to Medicare payments that took effect in 2013 and will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional Congressional action is taken. These across-the-board spending cuts could adversely affect our future revenues, earnings, and cash flows.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is possible that additional governmental action will be taken to address the COVID-19 pandemic. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors.
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
As a healthcare company, our operations, clinical trial activities, and interactions with healthcare providers will be subject to extensive regulation in the United States, particularly if we receive FDA approval for any of our products in the future. For example, if we receive FDA approval for a therapeutic for which reimbursement is available under a federal healthcare program, it would be subject to a variety of federal laws and regulations, including those prohibiting the filing of false or improper claims for payment by federal healthcare programs, prohibiting unlawful inducements for the referral of business reimbursable by federal healthcare programs, and requiring disclosure of certain payments or other transfers of value made to U.S.-licensed physicians, as defined by law, and teaching hospitals. Effective January 1, 2022, for data reported to CMS in 2022, reporting obligations under the Sunshine Act with respect to covered recipients will be extended to include payments and transfers of value made during the previous year to certain non-physician providers, such as physician assistants and nurse practitioners, among others. If our past or present operations, or those of our contractors or agents who conduct business on our behalf, are found to be in violation of any of these laws, we could be subject to enforcement action, government investigation, civil and criminal penalties, which could hurt our business, operations, and financial condition. It is not always possible to identify and deter misconduct by parties we may contract with, including employees, contractors, collaborators, CROs, and suppliers, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
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
It is currently unknown how regulations affecting clinical trials, the approval of our future products, and the sale of these products in the United Kingdom or elsewhere in Europe will be affected by the United Kingdom’s withdrawal from the European Union. Uncertainty in the regulatory framework and future legislation can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events in through pharmacovigilance programs, and determination of marketing authorization across different jurisdictions. There could also be disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients and finished product. Such a disruption could create supply difficulties for ongoing clinical trials and may damage the integrity of the pharmacovigilance database for the safety of new products. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations. Exposure to different and changing regulations in multiple foreign jurisdictions may increase our liabilities, expenses, costs, and other operational losses.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 58% of our common stock as of March 31, 2021. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 2.6 million shares and 4.5 million shares, respectively, were exercisable as of March 31, 2021, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of the Registrant	10-K	001-37449	3.2	3/18/2021

10.1+	Non-Employee Director Compensation Guidelines	10-K	001-37449	10.6	3/18/2021

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Alpine Immune Sciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date: May 13, 2021	By:	/s/ Mitchell H.Gold, M.D.
	Name:	Mitchell H. Gold, M.D.
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: May 13, 2021	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer