Form 10-Q
period 2021-06-30
ALPINE IMMUNE SCIENCES, INC.
filed 2021-08-10
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, the registrant had 23,914,879 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30,2021

In this report, unless otherwise stated or as the context otherwise requires, references to “Alpine,” “the Company,” “we,” “us,” “our” and similar references refer to Alpine Immune Sciences, Inc. “TIP” and “SIP are registered trademarks and the Company logo is a trademark of Alpine Immune Sciences, Inc. All rights reserved. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this report are the property of their respective holders.

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
•We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize therapeutic candidates, impact our cash position, increase our expenses, and present significant distractions to our management.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,813	$34,959
Short-term investments	72,247	70,622
Accounts receivable	45,343	304
Prepaid expenses and other current assets	3,333	1,216
Total current assets	139,736	107,101
Restricted cash, noncurrent	254	254
Property and equipment, net	1,527	1,785
Operating lease, right-of-use asset	9,118	9,401
Long-term investments	9,120	25,549
Deferred tax asset	63	—
Total assets	$159,818	$144,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,393	$582
Accrued liabilities	4,614	5,777
Deferred revenue, current	48,957	31,627
Operating lease liability, current	715	655
Current portion of long-term debt	4,567	2,526
Total current liabilities	60,246	41,167
Deferred revenue, noncurrent	38,621	21,348
Operating lease liability, noncurrent	11,413	11,815
Long-term debt	5,707	7,602
Total liabilities	115,987	81,932
Commitments and contingencies
Convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 23,965,346 shares issued and 23,914,879 shares outstanding at June 30, 2021; 23,853,650 shares issued and 23,803,183 shares outstanding at December 31, 2020	24	24
Treasury stock, at cost; 50,467 shares at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	181,300	177,947
Accumulated other comprehensive gain	45	53
Accumulated deficit	(137,538)	(115,866)
Total stockholders’ equity	43,831	62,158
Total liabilities and stockholders’ equity	$159,818	$144,090
 The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Collaboration revenue	$7,193	$688	$10,397	$1,779
Operating expenses:
Research and development	14,634	7,096	25,071	11,974
General and administrative	3,290	3,344	6,546	5,122
Total operating expenses	17,924	10,440	31,617	17,096
Loss from operations	(10,731)	(9,752)	(21,220)	(15,317)
Other income (expense):
Interest expense	(218)	(226)	(435)	(346)
Interest income	51	44	114	196
Loss before taxes	(10,898)	(9,934)	(21,541)	(15,467)
Income tax (expense) benefit	(131)	6	(131)	6
Net loss	$(11,029)	$(9,928)	$(21,672)	$(15,461)
Comprehensive income (loss):
Unrealized gain (loss) on investments	21	(1)	16	(16)
Unrealized (loss) gain on foreign currency translation	(9)	64	(24)	(49)
Comprehensive loss	$(11,017)	$(9,865)	$(21,680)	$(15,526)
Weighted-average shares used to compute basic and diluted net loss per share	23,908,516	18,588,993	23,888,173	18,588,442
Basic and diluted net loss per share	$(0.46)	$(0.53)	$(0.91)	$(0.83)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	18,587,892	$19	50,467	$—	$117,371	$10	$(87,926)	$29,474
Stock-based compensation	—	—	—	—	986	—	—	986
Issuance of warrants	—	—	—	—	60	—	—	60
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Unrealized loss on foreign currency translation	—	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	—	(5,533)	(5,533)
Balance, March 31, 2020	18,587,892	19	50,467	—	118,417	(118)	(93,459)	24,859
Exercise of stock options	3,339	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,232	—	—	1,232
Unrealized loss on investments	—	—	—	—	—	(1)	—	(1)
Unrealized gain on foreign currency translation	—	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	—	(9,928)	(9,928)
Balance, June 30, 2020	18,591,231	$19	50,467	$—	$119,651	$(55)	$(103,387)	$16,228

Balance, December 31, 2020	23,803,183	$24	50,467	$—	$177,947	$53	$(115,866)	$62,158
Stock-based compensation	—	—	—	—	1,597	—	—	1,597
Issuance of common stock under equity incentive plans	78,955	—	—	—	202	—	—	202
Unrealized loss on investments	—	—	—	—	—	(5)	—	(5)
Unrealized loss on foreign currency translation	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(10,643)	(10,643)
Balance, March 31, 2021	23,882,138	24	50,467	—	179,746	33	(126,509)	53,294
Stock-based compensation	—	—	—	—	1,545	—	—	1,545
Exercise of stock options	32,741	—	—	—	9	—	—	9
Unrealized gain on investments	—	—	—	—		21	—	21
Unrealized loss on foreign currency translation	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(11,029)	(11,029)
Balance, June 30, 2021	23,914,879	$24	50,467	$—	$181,300	$45	$(137,538)	$43,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Operating activities
Net loss	$(21,672)	$(15,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	327	279
Amortization of premium/discount on investments	410	(58)
Non-cash interest expense	146	125
Stock-based compensation expense	3,142	2,218
Deferred tax asset	(63)	—
Changes in operating assets and liabilities:
Accounts receivable	(39)	75
Prepaid expenses and other current assets	(2,096)	557
Right-of-use asset	283	318
Accounts payable and accrued liabilities	(352)	(2,467)
Deferred revenue	(10,397)	58,721
Lease liabilities	(342)	518
Net cash (used in) provided by operating activities	(30,653)	44,825
Investing activities
Purchases of property and equipment	(69)	(254)
Purchase of investments	(15,511)	(4,871)
Maturities of investments	29,900	27,312
Net cash provided by investing activities	14,320	22,187
Financing activities
Proceeds from borrowings, net of issuance costs	—	5,000
Proceeds from exercise of stock options	211	2
Net cash provided by financing activities	211	5,002
Effect of exchange rate on cash, cash equivalents and restricted cash	(24)	(49)
Net (decrease) increase in cash and cash equivalents and restricted cash	(16,146)	71,965
Cash and cash equivalents and restricted cash, beginning of period	35,213	16,509
Cash and cash equivalents and restricted cash, end of period	$19,067	$88,474
Supplemental Information
Discount in connection with issuance of debt	$—	$335
Cash paid for interest	$291	$198

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited)

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
A novel strain of coronavirus, SARS-CoV-2 (“COVID-19”), was first reported in December 2019, and subsequently declared a global pandemic by the World Health Organization in March 2020. As a result of the COVID-19 outbreak, many companies have experienced disruptions in their operations and in markets served. We have implemented some and may take additional temporary precautionary measures intended to help ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at June 30, 2021. The full extent of the future impacts of the continuing COVID-19 outbreak on our operations is uncertain and may adversely impact our business, including our clinical trials.
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
The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2020 and December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021 (“Annual Report”). The results of our operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. For the year ended December 31, 2020, $304,000 was reclassified from prepaid and other current assets to accounts receivable in the accompanying Condensed Consolidated Balance Sheets. This reclassification does not have a material impact on our condensed consolidated financial statements.
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

	June 30,
	2021	2020
	(unaudited)
Warrants to purchase common stock	4,459,629	1,894,455
Stock options and restricted stock units outstanding	5,621,597	4,040,935
Total	10,081,226	5,935,390

4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	June 30, 2021
	(unaudited)
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$16,321	$—	$—	$16,321
U.S. treasury bills	18,068	7	—	18,075
Corporate debt securities and commercial paper	63,282	13	(3)	63,292
Total	$97,671	$20	$(3)	$97,688

Classified as:
Cash equivalents				$16,321
Short-term investments				72,247
Long-term investments				9,120
Total				$97,688

	December 31, 2020
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$28,424	$—	$—	$28,424
U.S. treasury bills	18,122	8	—	18,130
Corporate debt securities and commercial paper	82,047	2	(9)	82,040
Total	$128,593	$10	$(9)	$128,594

Classified as:
Cash equivalents				$32,423
Short-term investments				70,622
Long-term investments				25,549
Total				$128,594
All investments held as of June 30, 2021 and December 31, 2020 were classified as available-for-sale debt securities and had contractual maturities of less than two years. There were no realized gains and losses on these securities for the periods presented.
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
As of June 30, 2021, and December 31, 2020, cash of $2.5 million is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$16,321	$—	$—	$16,321
U.S. treasury bills	18,075	—	—	$18,075
Corporate debt securities and commercial paper	—	63,292	—	63,292
Total	$34,396	$63,292	$—	$97,688

	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$28,424	$—	$—	$28,424
U.S. treasury bills	18,130	—	—	18,130
Corporate debt securities and commercial paper	—	82,040	—	82,040
Total	$46,554	$82,040	$—	$128,594

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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Prepaid research and development	$2,535	$517
Deferred financing	281	—
Prepaid insurance	105	447
Tenant improvement allowance receivable	—	84
Prepaid other	412	168
Prepaid expenses and other current assets	$3,333	$1,216

Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Research and development services	$2,318	$2,571
Employee compensation	1,410	2,619
Legal and professional fees	587	482
Accrued taxes	194	—
Accrued other	105	105
Accrued Liabilities	$4,614	$5,777

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
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extended to June 30, 2021 if we received aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of the AbbVie agreement, discussed in detail in Note 9. As a result of the interest only extension, the Term Loans will be payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. We were in compliance with our covenants as of June 30, 2021. As such, as of June 30, 2021, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
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
The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the Effective Date of the Term Loan, which resulted in a change of less than 10%. As a result, the remaining unamortized debt discount recorded in connection with the Original Agreement will be amortized to interest expense over the repayment term of Loan Agreement. In connection with the initial and second tranches of the Loan Agreement, we recorded a total debt discount of $812,000, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $73,000 and $81,000 for the three months ended June 30, 2021 and 2020, respectively, and $146,000 and $125,000 for the six months ended June 30, 2021 and 2020, respectively. The unamortized discount was $351,000 as of June 30, 2021.
Scheduled principal payments on our outstanding debt as of June 30, 2021 under our Loan Agreement, excluding final fee amounts, are as follows (in thousands):

Year ending December 31,	Total
2021 (remainder of year, unaudited)	$2,400
2022	4,800
2023	2,800
Total future principal payments	$10,000
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

9. License and Collaboration Agreements
AbbVie
In June 2020, we entered into an option and license agreement with AbbVie (the “AbbVie Agreement”) for the development of ALPN-101, (“acazicolcept”). The AbbVie Agreement grants AbbVie the exclusive option to purchase an exclusive worldwide license to acazicolcept (the “License Option”). The License Option is exercisable by AbbVie at any time and will expire 90 days from the achievement of certain development milestones. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including conducting a Phase 2 study in systemic lupus erythematosus, based on an agreed-upon development plan (the “Development Plan”). We will be fully responsible for all costs incurred to conduct the activities under the Development Plan, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments proposed by AbbVie. We will also be solely responsible, at our sole cost and expense, for manufacturing and regulatory filings for acazicolcept necessary to complete activities under the Development Plan.
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of certain predefined pre-option development milestones (the “Alpine Development Milestones”) up to an aggregate amount of $75.0 million. In June 2021, we achieved $45.0 million of the Alpine Development Milestones, which is recorded within accounts receivable, and current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as (the “AbbVie Milestones”). Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
For revenue recognition purposes, we determined that our contractual promises in the AbbVie Agreement are not distinct and are interdependent with our performance obligation to provide research and development services under the Development Plan. Thus, all contractual promises related to the upfront payment and Alpine’s Development Milestones were combined into a single performance obligation. We determined the Alpine Development Milestone payments are probable of significant revenue reversal as the achievement is highly dependent on factors outside our control. Therefore, these milestone payments were fully constrained and were not initially included in the transaction price. In June 2021, we re-evaluated and updated the transaction price to include the achieved portion of the Alpine Development Milestones. We will continue to re-evaluate the transaction price each reporting period and update as uncertain events are resolved or other changes in circumstances occur.
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
We recognized revenue from the AbbVie Agreement of $7.2 million and $86,000 for the three months ended June 30, 2021 and 2020, respectively, and $10.4 million and $86,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 the remaining balance of the transaction price is $87.6 million and is recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.

Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Agreement”) to develop next-generation SPEAR T cell products. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million, and through June 30, 2021 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue upon receipt and were recognized to revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our initial research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Condensed Consolidated Balance Sheets. Under the Adaptimmune Agreement we recognized revenue of $602,000 and $1.7 million for the three and six months ended June 30, 2020, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
10. Stockholders’ Equity
Financing Agreements
In July 2021, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107), declared effective by the SEC on May 20, 2021. We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement.

In June 2018, we entered into an equity distribution agreement, (“Equity Distribution Agreement”), with Piper Jaffray & Co., (“Piper Jaffray”), pursuant to which we may sell shares of our common stock through an “at the market” equity offering program for up to $50.0 million in gross cash proceeds. The Equity Distribution Agreement was terminated by us upon written notice to Piper Jaffray in March 2021. No sales were made under the Equity Distribution Agreement.
Equity Incentive Plans
On January 1, 2021, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 1,190,159 additional shares were automatically added to the shares authorized under the 2018 Plan.
During the six months ended June 30, 2021, we issued stock option grants totaling 1,559,350 shares with a weighted average exercise price of $12.77 per share to eligible employees and board members.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)
Employee:
Research and development	$846	$716	$1,646	$1,225
General and administrative	693	507	1,480	972
Non-Employee:
Research and development	6	7	14	18
General and administrative	—	2	2	3
Total stock-based compensation expense	$1,545	$1,232	$3,142	$2,218
11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 0.61% and 0% for the six months ended June 30, 2021 and 2020, respectively. The difference between the effective tax rate of 0.61% and 0% for the six months ended June 30, 2021 and 2020, respectively, and the U.S. federal statutory rate of 21% for the six months ended June 30, 2021 and 2020, was primarily due to recognizing a full valuation allowance on deferred tax assets.
As of June 30, 2021, we determined that, based on an evaluation of the four sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and therefore we continued to record a full valuation allowance. As of June 30, 2021, we determined that it was more likely than not that our foreign deferred tax assets would be realized. As such, we removed the valuation allowance previously in place against our foreign deferred tax assets as we have generated sufficient foreign taxable income to utilize all historical operating losses and are expecting future foreign taxable income. We recorded current tax liabilities and expense of $194,000 and $0 in the financial statements for the six months ended June 30, 2021 and 2020, respectively. We recorded deferred tax benefits of $63,000 and $0 in the financial statements for the six months ended June 30, 2021 and 2020, respectively. Our $63,000 deferred tax benefit was recorded due to the removal of the valuation allowance previously in place against our foreign deferred tax assets.

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
Autoimmune/Inflammatory Diseases
In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to ALPN-101, or acazicolcept, a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Through June 30, 2021, we have received $60 million upfront and have achieved $45 million in pre-option exercise development milestones expected to be paid as part of the Option and License Agreement with AbbVie. Preclinical studies with acazicolcept have demonstrated efficacy in models of systemic lupus erythematosus, or SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and have initiated patient dosing in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE.
ALPN-303 is a dual B cell cytokine antagonist, being developed for the treatment of B cell mediated inflammation and autoimmune diseases. Engineered using our proprietary directed evolution platform, ALPN-303 is a potent inhibitor of the pleiotropic B cell cytokines B cell activating factor, or BAFF, and a proliferation inducing ligand, or APRIL, which may play key roles in certain autoimmune/inflammatory disease through their regulation of B cell development, differentiation, and survival. Data presented at the 2021 EULAR Virtual Meeting demonstrate that ALPN-303 inhibited the activity of the B cell cytokines APRIL and BAFF more potently than wild-type TACI-Fc counterparts, as well as an anti-BAFF antibody. In addition, ALPN-303 exhibited superior preclinical pharmacokinetics and pharmacodynamics than wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. We are targeting initiation of a Phase 1 healthy volunteer study with ALPN-303 in the fourth quarter of 2021.
Immuno-oncology
Our lead oncology program is ALPN-202, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. In June 2020, we initiated NEON-1, a Phase 1 dose escalation and expansion study in patients with advanced malignancies. Initial data from NEON-1 were presented at the 2021 ASCO Virtual Meeting demonstrating that ALPN-202 was well-tolerated as of the cutoff date (April 22, 2021) with evidence of peripheral T cell modulation consistent with CD28 agonism. In addition, although most enrolled participants had tumors considered classically non-responsive to immunotherapies, 61% (14 of 23 evaluable) derived clinical benefit as defined as a best outcome of stable disease or better. In June 2021, we announced a collaboration and supply agreement with Merck to evaluate the safety and efficacy of ALPN-202 in combination with Merck’s anti-PD-1 therapy KEYTRUDA (pembrolizumab). The clinical trial, NEON-2, was initiated in June 2021.
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies such as chimeric antigen receptor T cells, T cell receptor-engineered T cells, and tumor infiltrating lymphocytes. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEAR™ T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and autoimmune/inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our lead autoimmune/inflammatory program acazicolcept through clinical development as part of our Option and License Agreement with AbbVie, or the AbbVie Agreement, including conducting our Phase 2 study for the treatment of SLE;

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
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through June 30, 2021, excluding amounts borrowed through debt financing, we have raised an aggregate of $242.4 million to fund operations, of which $79.9 million was from the sale of common stock and warrants, $49.2 million was from the sale of convertible preferred stock, $69.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of June 30, 2021, we had cash, cash equivalents, restricted cash, and investments totaling $100.4 million.
Our net loss was $11.0 million and $9.9 million for the three months ended June 30, 2021 and 2020, respectively, and $21.7 million and $15.5 million for the six months ended June 30, 2021 and 2020, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

•initiate and complete nonclinical studies and clinical trials for our product candidates, including acazicolcept, a dual ICOS/CD28 antagonist program targeting autoimmune/inflammatory disorders, ALPN-202, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer, and ALPN-303, a dual B cell cytokine antagonist for B cell-mediated autoimmune/inflammatory diseases;
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
Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our collaboration and licensing agreements. We may generate revenue in the future from milestone payments received pursuant to our collaboration and licensing agreement with Adaptimmune, or the Adaptimmune Agreement, or from the AbbVie Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect any revenue we generate, if any, will fluctuate from quarter to quarter.
AbbVie Ireland Unlimited Company
In June 2020, we entered into the AbbVie Agreement for the development of acazicolcept. The AbbVie Agreement grants AbbVie the exclusive option to purchase an exclusive worldwide license to acazicolcept, or the License Option. The License Option is exercisable by AbbVie at any time and will expire 90 days from the achievement of certain development milestones. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization.

Prior to the exercise of the License Option, we will perform research and development services, including conducting our Phase 2 study in SLE, based on an agreed-upon development plan, or the Development Plan. We will be fully responsible for all costs incurred to conduct the activities under the development plan, provided that, AbbVie may be responsible for increased costs under the development plan in connection with certain material amendments proposed by AbbVie. We will also be solely responsible, at our sole cost and expense, for manufacturing and regulatory filings for acazicolcept necessary to complete activities under the development plan.
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of certain predefined pre-option development milestones, or the Alpine Development Milestones, up to an aggregate amount of $75.0 million. In June 2021, we achieved $45.0 million of the Alpine Development Milestones, which is recorded within accounts receivable, and current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as the AbbVie Milestones. Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
For revenue recognition purposes, we determined that our contractual promises in the AbbVie Agreement are not distinct and are interdependent with our performance obligation to provide research and development services under the Development Plan. Thus, all contractual promises related to the upfront payment and Alpine’s Development Milestones were combined into a single performance obligation. We determined the Alpine Development Milestone payments are probable of significant revenue reversal as the achievement is highly dependent on factors outside our control. Therefore, these milestone payments were fully constrained and were not initially included in the transaction price. In June 2021, we re-evaluated and updated the transaction price to include the achieved portion of the Alpine Development Milestones. We will continue to re-evaluate the transaction price each reporting period and update as uncertain events are resolved or other changes in circumstances occur.
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
We recognized revenue from the AbbVie Agreement of $7.2 million and $86,000 for the three months ended June 30, 2021 and 2020, respectively, and $10.4 million and $86,000 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the remaining balance of the transaction price is $87.6 million and is recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune Therapeutics plc
In May 2019, we entered into the Adaptimmune Agreement with Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million and through June 30, 2021 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue upon receipt and were recognized as revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Condensed Consolidated Balance Sheets. Under the Adaptimmune Agreement we recognized revenue of $602,000 and $1.7 million for the three and six months ended June 30, 2020, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
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
We incurred $14.6 million and $7.1 million in research and development expenses for three months ended June 30, 2021 and 2020, respectively and $25.1 million and $12.0 million for the six months ended June 30, 2021 and 2020, respectively. We expect our research and development expenses to increase for the foreseeable future as we continue to develop our platform and product candidates.
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
Income Tax (Expense) Benefit
Income tax (expense) benefit for the 2021 period relates to the removal of the valuation allowance against our foreign deferred tax assets as we have generated sufficient foreign taxable income to utilize all historical operating losses.
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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K. There have been no significant or material changes in our significant accounting policies during the six months ended June 30, 2021, as compared to those disclosed in our Annual Report except the following:
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes, or Topic 740,: Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard on January 1, 2021, and concluded that the adoption of the standard did not have a material impact on our consolidated financial statements and related disclosures.
For information regarding recent accounting pronouncements, see Note 2 of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this report.

Results of Operations
Comparison of Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Increase/ Decrease
	2021	2020
	(unaudited)
Collaboration revenue	$7,193	$688	$6,505
Operating expenses:
Research and development	14,634	7,096	7,538
General and administrative	3,290	3,344	(54)
Total operating expenses	17,924	10,440	7,484
Loss from operations	(10,731)	(9,752)	(979)
Other income (expense):
Interest expense	(218)	(226)	8
Interest income	51	44	7
Loss before taxes	(10,898)	(9,934)	(964)
Income tax (expense) benefit	(131)	6	(137)
Net loss	$(11,029)	$(9,928)	$(1,101)
Collaboration Revenue
Revenue for the three months ended June 30, 2021, consists of $7.2 million related to the AbbVie Agreement. Revenue for the three months ended June 30, 2020, consists of $0.6 million related to the Adaptimmune Agreement and $0.1 million related to the AbbVie Agreement.
Research and Development Expenses
The $7.5 million increase in research and development expenses was primarily attributable to increases of $2.6 million in contract manufacturing and process development of our product candidates, $1.1 million in personnel-related expenses, $1.4 million in clinical trial activities, $2.0 million in direct research activities, and $0.4 million in allocated overhead and facilities.
General and Administrative Expenses
The $0.1 million decrease in general and administrative expenses was primarily attributable to decreases of $0.4 million in legal and professional services and a $0.2 million decrease in allocated overhead and facilities. These decreases were partially offset by increases of $0.4 million in personnel-related expenses and $0.2 million in stock-based compensation.
Income Tax (Expense) Benefit
The $0.1 million increase in income tax expense relates to the removal of the valuation allowance against our foreign deferred tax assets as we have generated sufficient foreign taxable income to utilize all historical operating losses.

Comparison of Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Increase/Decrease
	2021	2020
	(unaudited)
Collaboration revenue	$10,397	$1,779	$8,618
Operating expenses:
Research and development	25,071	11,974	13,097
General and administrative	6,546	5,122	1,424
Total operating expenses	31,617	17,096	14,521
Loss from operations	(21,220)	(15,317)	(5,903)
Other income (expense):
Interest expense	(435)	(346)	(89)
Interest income	114	196	(82)
Loss before taxes	(21,541)	(15,467)	(6,074)
Income tax (expense) benefit	(131)	6	(137)
Net loss	$(21,672)	$(15,461)	$(6,211)
Collaboration Revenue
Revenue for the six months ended June 30, 2021 consists of $10.4 million related to the AbbVie Agreement. Revenue for the six months ended June 30, 2020 consists of $1.7 million related to the Adaptimmune Agreement and $0.1 million related to the AbbVie Agreement.
Research and Development Expenses
The $13.1 million increase in research and development expenses was primarily attributable to increases of $5.8 million in contract manufacturing and process development of our product candidates, $2.5 million in direct research activities, $2.2 million in clinical trial activity, $2.0 million in personnel-related expenses, and $0.6 million in allocated overhead and facilities.
General and Administrative Expenses
The $1.4 million increase in general and administrative expenses was primarily attributable to increases of $1.0 million in personnel-related expenses and $0.5 million in non-cash stock-based compensation. These increases were partially offset by a $0.1 million decrease in allocated overhead and facilities.
Income Tax (Expense) Benefit
The $0.1 million increase in income tax expense relates to the removal of the valuation allowance against our foreign deferred tax assets as we have generated sufficient foreign taxable income to utilize all historical operating losses.
Liquidity and Capital Resources
As of June 30, 2021, we had cash, cash equivalents, restricted cash, and investments totaling $100.4 million. Excluding amounts borrowed through debt financing, as of June 30, 2021, we have raised an aggregate of $242.4 million to fund operations, of which $79.9 million was from the sale of common stock, $49.2 million was from the sale of convertible preferred stock, $69.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June 2017, August 2019, and March 2020, we drew down term loans from SVB, as discussed below. In addition to our existing cash, cash equivalents, and investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under our collaborations with Adaptimmune and AbbVie; however, our ability to earn these milestone and contingent payments and the timing of achieving these milestones is uncertain.

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

Financing Agreements
In July 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC (“Cowen”) pursuant to which we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107), declared effective by the SEC on May 20, 2021. We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. As of the date of this report, we have made no such sales under the Sales

Agreement.
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
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extended to June 30, 2021 if we received aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of the AbbVie agreement, discussed in detail in Note 9. As a result of the interest only extension, the Term Loans will be payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Among other events, a failure to make a required loan payment, an uncured covenant breach or a material adverse change in our business, operations or condition (financial or otherwise) could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. We were in compliance with our covenants as of June 30, 2021. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions. As of June 30, 2021, we had $10.6 million in outstanding principal and final fees due under our term loan agreement. See Note 7 for further discussion of our Term Loans.

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
Cash Flows
The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Net cash (used in) provided by operating activities	$(30,653)	$44,825
Net cash provided by investing activities	14,320	22,187
Net cash provided by financing activities	211	5,002
Net Cash Used in Operating Activities:
Net cash used in operating activities was $30.7 million during the six months ended June 30, 2021 and consisted of our net loss of $21.7 million and a decrease of $12.9 million in our net operating assets and liabilities. This was partially offset by an increase of $4.0 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net cash used in operating activities was $44.8 million during the six months ended June 30, 2020, and consisted of an increase of $57.7 million in our net operating assets and liabilities. This increase was primarily driven by the receipt of a $60.0 million upfront payment from AbbVie, which was recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. Additionally, we had a $2.6 million increase in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization. These increases were partially offset by our net loss of $15.5 million.
Net Cash Provided by (Used in) Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents, and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash used in investing activities was $14.3 million during the six months ended June 30, 2021 and consisted primarily of our purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities, as well as the purchases of property and equipment, primarily lab equipment, to support our research and development efforts.

Net cash provided by investing activities was $22.2 million during the six months ended June 30, 2020 and consisted primarily of the purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities, as well as the purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2021 and consisted of proceeds received from the exercise of stock options.
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
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended June 30, 2021, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, we are currently advancing the development of ALPN-101, or acazicolcept, ALPN-202 and ALPN-303; however, even with the significant investment of time and funding to advance these product candidates, we cannot guarantee that our clinical and preclinical development efforts will be successful. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or contract research organizations deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated acazicolcept in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of acazicolcept in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. Our Phase 2 study in SLE will materially increase our anticipated research and development spending. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding. We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for acazicolcept pursuant to our option and license agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we have initiated our Phase 1 study of ALPN-202 and are conducting additional nonclinical studies and manufacturing activities for ALPN-303 to support initiation of a Phase 1 clinical trial in healthy volunteers in the fourth quarter of 2021. We will have to conduct additional preclinical studies and human trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
Additionally, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees. In response to the COVID-19 public health emergency, the FDA has postponed some inspections and continues to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, has resumed prioritized domestic inspections, such as pre-approval and surveillance inspections. If a prolonged government shutdown occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
Specifically, our competitors include companies developing therapies with the same target(s) as acazicolcept, ALPN-202 and ALPN-303 as well as companies building novel platforms to generate immunomodulatory multi-specific antibody or non-antibody-based targeting proteins, particularly in the area of oncology or autoimmunity.
Acazicolcept Program Competitors (ICOSL/CD28)
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
•an anti-CD28 peptide being developed by AtoxBio, Inc. (reltecimod (AB-103));
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

•trispecific antibodies being developed by Sanofi (CD3xCD38xCD28) (SAR442257) and SAR443216 (CD3xCD28xHER2);
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
•bispecific monoclonal antibody/fusion protein targeting 4-1BB and PD-L1 being developed by ABL, Inc., and I-Mab Biopharma Co., Ltd. (ABL503);
•bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology Ltd. (FS118);
•bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, XmAb23104 targeting PD-1 and ICOS, and a CD28 bispecific antibody platform;
•bispecific constructs called “DARTs” being developed by Macrogenics, Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;
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
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in May 2019, we entered into a collaboration agreement with Adaptimmune to develop next-generation SPEAR T cell products and in June 2020, we entered into an option and license agreement with AbbVie, the AbbVie Agreement, for the development of acazicolcept. Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones, an additional $75.0 million if AbbVie exercises its option with respect to acazicolcept following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales. In June 2021, we achieved $45.0 million of the development milestones, which is recorded within accounts receivable, and current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets.
Pursuant to the AbbVie Agreement, we will conduct certain development activities under a development plan that provides for, among other things, the generation of a data package in order for AbbVie to evaluate exercising its exclusive option, including all activities reasonably necessary to complete our Phase 2 study of acazicolcept in SLE. If we successfully complete these activities, AbbVie may not exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. AbbVie will have discretion in determining and directing the efforts and resources for future development activities and, if approval is obtained, commercialization and marketing of the approved drug. AbbVie may not be effective in obtaining approvals for acazicolcept or marketing or arranging for necessary supply, manufacturing, or distribution relationships for any approved products. AbbVie may also change its strategic focus or pursue alternative technologies in a manner resulting in reduced, delayed, or no additional payments to us. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize acazicolcept or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In addition, any dispute or litigation proceedings we may have with AbbVie in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.
Our collaborations may also result in reduced royalty revenues if we are unable to obtain and maintain patent protection, as well as if we are unable to obtain patent term extension, for therapeutic candidates or products developed under our agreements with collaborators. In the event of expiration or invalidation of patents covering a therapeutic candidate or product, for example, our collaborators may be entitled to a significant decrease in royalty revenues owed to us under the agreements. Invalidation of patents and failure to obtain patent term extension for one or more patents in our portfolio may occur as a result of factors beyond our control due to the complex legal and factual questions surrounding pharmaceutical and biotechnology patents. If we are unable to obtain and maintain patent protection, or if we unable to obtain patent term extension for therapeutic candidates or products developed under our agreements with collaborators, our revenue derived from our collaborators may be less than the full amount anticipated, and our business, financial condition, results of operations, and growth prospects could be materially harmed.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases or divestitures, and out- or in-licensing of therapeutic candidates or technologies. In particular, we intend to evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborative partners is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on suboptimal terms for us, and ultimately may not maximize value for our stockholders. In addition, we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved therapeutic product do not meet expectations, or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of June 30, 2021, we had $100.4 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents, and investments will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in January 2019, we issued in a private placement 4,706,700 shares of common stock and warrants to purchase an additional 1,835,610 shares of common stock for gross proceeds of approximately $25.3 million. In July 2020, we issued in a private placement 5,139,610 shares of common stock, prefunded warrants to purchase 790,710 shares of common stock and warrants to purchase an additional 1,779,096 shares of common stock for gross proceeds of approximately $60.0 million. We also have a sales agreement in place with Cowen and Company, LLC, or Cowen, to sell up to $75.0 million of our common stock from time to time through an “at the market” equity offering under which Cowen will act as sales agent.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the six months ended June 30, 2021, our net loss was $21.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
We have historically generated revenue primarily from the receipt of research funding and upfront and other payments under our collaboration agreements, including the AbbVie Agreement. We have not generated, and do not expect to generate, any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, and the regulatory approval process for therapeutic candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our or our existing collaborators, or any future collaborators, successfully developing therapeutic candidates, obtaining regulatory approvals to market and commercialize therapeutic candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product, and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our therapeutic candidates or if sales revenue from any therapeutic candidate receiving approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of key management and other specialized personnel, including Mitchell H. Gold, M.D., our Executive Chairman and Chief Executive Officer, Stanford Peng, M.D., Ph.D., our President and Head of Research and Development, Paul Rickey, our Senior Vice President and Chief Financial Officer and Zelanna Goldberg, M.D., our Chief Medical Officer.
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
We have limited experience in therapeutic development and very limited experience with clinical trials of therapeutic candidates. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. For example, as we continue enrollment in our Phase 2 study in SLE, we will need to hire additional personnel in clinical operations. We also must manage relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
As of June 30, 2021, we had $100.4 million in cash and cash equivalents, restricted cash, and investments. We expect to invest our excess cash in marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. For example, with the increased availability of vaccines in North America and certain countries around the world, the rate of additional COVID-19 infections and hospitalizations has declined in certain locations, resulting in relaxed restrictions and a general reopening of the economy and travel across many jurisdictions, although some jurisdictions are increasing restrictions in view of increased hospitalization rates and cases due to COVID-19 variants. While these developments are promising, reduced vaccine availability or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which could be further complicated by the emergence of more virulent or infectious variants of the virus.

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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of June 30, 2021, our patent portfolio consists of 41 granted patents and over 155 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 58% of our common stock as of June 30, 2021. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 2.7 million shares and 4.5 million shares, respectively, were exercisable as of June 30, 2021, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
We also register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to any related lock-up agreements or applicable securities laws.
In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance, including any issuances pursuant to our “at the market” equity offering program with Cowen, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2021, we granted an option to purchase 160,000 shares of our common stock with an exercise price of $10.29 per share to Dr. Zelanna Goldberg, our Chief Medical Officer, as an “inducement” grant pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. One-fourth of the shares underlying the option will vest on June 1, 2022 and 1/48th of the total number of shares underlying the option will vest on each monthly anniversary thereafter, such that the shares underlying the option will be fully vested on June 1, 2025. Vesting of the option is subject to Dr. Goldberg’s continued employment with us on the applicable vesting dates. The option’s expiration date is May 31, 2031. The grant of the option was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1+	Form of Stand-Alone Inducement Stock Option Grant between the Company and Zelanna Goldberg					X

10.2+	Executive Employment Agreement, dated June 1, 2021, by and between the Company and Zelanna Goldberg					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Alpine Immune Sciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

+	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date: August 10, 2021	By:	/s/ Mitchell H.Gold, M.D.
	Name:	Mitchell H. Gold, M.D.
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: August 10, 2021	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer