Form 10-Q
period 2021-09-30
ALPINE IMMUNE SCIENCES, INC.
filed 2021-11-10
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2021, the registrant had 29,220,176 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30,2021

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,099	$34,959
Short-term investments	104,529	70,622
Prepaid expenses and other current assets	3,121	1,520
Total current assets	183,749	107,101
Restricted cash, noncurrent	254	254
Property and equipment, net	1,372	1,785
Operating lease, right-of-use asset	8,980	9,401
Long-term investments	39,064	25,549
Deferred tax asset	61	—
Total assets	$233,480	$144,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,839	$582
Accrued liabilities	8,653	5,777
Deferred revenue, current	48,100	31,627
Operating lease liability, current	747	655
Current portion of long-term debt	4,594	2,526
Total current liabilities	63,933	41,167
Deferred revenue, noncurrent	30,961	21,348
Operating lease liability, noncurrent	11,214	11,815
Long-term debt	4,547	7,602
Total liabilities	110,655	81,932
Commitments and contingencies
Convertible preferred stock, $0.001 par value per share; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 30,468,159 shares issued and 29,217,692 shares outstanding at September 30, 2021; 23,853,650 shares issued and 23,803,183 shares outstanding at December 31, 2020	29	24
Treasury stock, at cost; 1,250,467 shares at September 30, 2021 and 50,467 at December 31, 2020	—	—
Additional paid-in capital	273,813	177,947
Accumulated other comprehensive gain	15	53
Accumulated deficit	(151,032)	(115,866)
Total stockholders’ equity	122,825	62,158
Total liabilities and stockholders’ equity	$233,480	$144,090
 The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Collaboration revenue	$8,516	$1,913	$18,913	$3,692
Operating expenses:
Research and development	18,309	6,156	43,380	18,130
General and administrative	3,470	2,728	10,016	7,850
Total operating expenses	21,779	8,884	53,396	25,980
Loss from operations	(13,263)	(6,971)	(34,483)	(22,288)
Other income (expense):
Interest expense	(203)	(214)	(638)	(560)
Interest income	52	11	166	202
Other income	—	1,037	—	1,042
Loss before taxes	(13,414)	(6,137)	(34,955)	(21,604)
Income tax (expense) benefit	(80)	—	(211)	6
Net loss	$(13,494)	$(6,137)	$(35,166)	$(21,598)
Comprehensive income (loss):
Unrealized loss on investments	(17)	—	(1)	(16)
Unrealized (loss) gain on foreign currency translation	(13)	14	(37)	(35)
Comprehensive loss	$(13,524)	$(6,123)	$(35,204)	$(21,649)
Weighted-average shares used to compute basic and diluted net loss per share	24,724,442	22,277,146	24,169,993	19,826,985
Basic and diluted net loss per share	$(0.55)	$(0.28)	$(1.45)	$(1.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	18,587,892	$19	50,467	$—	$117,371	$10	$(87,926)	$29,474
Stock-based compensation	—	—	—	—	986	—	—	986
Issuance of warrants	—	—	—	—	60	—	—	60
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Unrealized loss on foreign currency translation	—	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	—	(5,533)	(5,533)
Balance, March 31, 2020	18,587,892	19	50,467	—	118,417	(118)	(93,459)	24,859
Exercise of stock options	3,339	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,232	—	—	1,232
Unrealized loss on investments	—	—	—	—	—	(1)	—	(1)
Unrealized gain on foreign currency translation	—	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	—	(9,928)	(9,928)
Balance, June 30, 2020	18,591,231	19	50,467	—	119,651	(55)	(103,387)	16,228
Issuance of Units in Public Offering, net of offering costs	5,139,610	5	—	—	56,266	—	—	56,271
Issuance of common stock under equity incentive plans	72,342	—	—	—	119	—	—	119
Stock-based compensation	—	—	—	—	973	—	—	973
Unrealized gain on foreign currency translation	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(6,137)	(6,137)
Balance, September 30, 2020	23,803,183	$24	50,467	$—	$177,009	$(41)	$(109,524)	$67,468

Balance, December 31, 2020	23,803,183	$24	50,467	$—	$177,947	$53	$(115,866)	$62,158
Stock-based compensation	—	—	—	—	1,597	—	—	1,597
Issuance of common stock under equity incentive plans	78,955	—	—	—	202	—	—	202
Unrealized loss on investments	—	—	—	—	—	(5)	—	(5)
Unrealized loss on foreign currency translation	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(10,643)	(10,643)
Balance, March 31, 2021	23,882,138	24	50,467	—	179,746	33	(126,509)	53,294
Stock-based compensation	—	—	—	—	1,545	—	—	1,545
Exercise of stock options	32,741	—	—	—	9	—	—	9
Unrealized gain on investments	—	—	—	—		21	—	21
Unrealized loss on foreign currency translation	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(11,029)	(11,029)
Balance, June 30, 2021	23,914,879	24	50,467	—	181,300	45	(137,538)	43,831
Issuance of common stock in Private Placement, net of offering costs	6,489,357	6	—	—	90,805	—	—	90,811
Exchange of common stock for prefunded warrants	(1,200,000)	(1)	1,200,000	—	1	—	—	—
Stock-based compensation	—	—	—	—	1,638	—	—	1,638
Exercise of stock options	13,456	—	—	—	69	—	—	69
Unrealized loss on investments	—	—	—	—	—	(17)	—	(17)
Unrealized loss on foreign currency translation	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(13,494)	(13,494)
Balance, September 30, 2021	29,217,692	$29	1,250,467	$—	$273,813	$15	$(151,032)	$122,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Operating activities
Net loss	$(35,166)	$(21,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	482	419
Amortization of premium/discount on investments	602	(60)
Non-cash interest expense	213	192
Deferred income tax	(61)	—
Stock-based compensation expense	4,780	3,191
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,500)	272
Right-of-use asset	421	458
Accounts payable and accrued liabilities	4,133	(1,276)
Deferred revenue	26,086	57,058
Lease liabilities	(509)	777
Net cash (used in) provided by operating activities	(519)	39,433
Investing activities
Purchases of property and equipment	(69)	(314)
Purchase of investments	(99,957)	(4,967)
Maturities of investments	51,831	29,311
Net cash (used in) provided by investing activities	(48,195)	24,030
Financing activities
Proceeds from borrowings, net of issuance costs	—	5,000
Proceeds from sale of common stock and warrants, net of offering costs	90,812	56,271
Repayment of debt	(1,200)	—
Proceeds from exercise of stock options	279	121
Net cash provided by financing activities	89,891	61,392
Effect of exchange rate on cash, cash equivalents and restricted cash	(37)	(35)
Net increase in cash and cash equivalents and restricted cash	41,140	124,820
Cash and cash equivalents and restricted cash, beginning of period	35,213	16,509
Cash and cash equivalents and restricted cash, end of period	$76,353	$141,329
Supplemental Information
Discount in connection with issuance of debt	$—	$335
Cash paid for interest	$432	$345

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited)

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
A novel strain of coronavirus, SARS-CoV-2 (“COVID-19”), was first reported in December 2019, and subsequently declared a global pandemic by the World Health Organization in March 2020. As a result of the COVID-19 outbreak, many companies have experienced disruptions in their operations and in markets served. We have implemented some and may take additional temporary precautionary measures intended to help ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at September 30, 2021. The full extent of the future impacts of the continuing COVID-19 outbreak on our operations is uncertain and may adversely impact our business, including our clinical trials.
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
The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2020 and December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021 (“Annual Report”). The results of our operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
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

	September 30,
	2021	2020
	(unaudited)
Warrants to purchase common stock	8,851,116	4,464,261
Stock options and restricted stock units outstanding	5,692,264	4,136,352
Total	14,543,380	8,600,613

4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	September 30, 2021
	(unaudited)
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$74,116	$—	$—	$74,116
U.S. treasury bills	30,004	7	(9)	30,002
Corporate debt securities and commercial paper	113,589	12	(10)	113,591
Total	$217,709	$19	$(19)	$217,709

Classified as:
Cash equivalents				$74,116
Short-term investments				104,529
Long-term investments				39,064
Total				$217,709

	December 31, 2020
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$28,424	$—	$—	$28,424
U.S. treasury bills	18,122	8	—	18,130
Corporate debt securities and commercial paper	82,047	2	(9)	82,040
Total	$128,593	$10	$(9)	$128,594

Classified as:
Cash equivalents				$32,423
Short-term investments				70,622
Long-term investments				25,549
Total				$128,594
All investments held as of September 30, 2021 and December 31, 2020 were classified as available-for-sale debt securities and had contractual maturities of less than two years. There were no realized gains and losses on these securities for the periods presented.
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
As of September 30, 2021 and December 31, 2020, cash of $2.0 million and $2.5 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$74,116	$—	$—	$74,116
U.S. treasury bills	30,002	—	—	$30,002
Corporate debt securities and commercial paper	—	113,591	—	113,591
Total	$104,118	$113,591	$—	$217,709

	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$28,424	$—	$—	$28,424
U.S. treasury bills	18,130	—	—	18,130
Corporate debt securities and commercial paper	—	82,040	—	82,040
Total	$46,554	$82,040	$—	$128,594

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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Prepaid research and development	$1,536	$517
Prepaid insurance	435	447
Deferred financing	291	—
Tenant improvement allowance receivable	—	84
Prepaid other	305	168
Other receivables	554	304
Prepaid expenses and other current assets	$3,121	$1,520
Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Research and development services	$5,599	$2,571
Employee compensation	1,635	2,619
Legal and professional fees	629	482
Accrued taxes	451	1
Accrued other	339	104
Accrued Liabilities	$8,653	$5,777
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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. We were in compliance with our covenants as of September 30, 2021. As such, as of September 30, 2021, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
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
The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the Effective Date of the Term Loan, which resulted in a change of less than 10%. As a result, the remaining unamortized debt discount recorded in connection with the Original Agreement will be amortized to interest expense over the repayment term of Loan Agreement. In connection with the initial and second tranches of the Loan Agreement, we recorded a total debt discount of $812,000, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $67,000 and $67,000 for the three months ended September 30, 2021 and 2020, respectively, and $213,000 and $192,000 for the nine months ended September 30, 2021 and 2020, respectively. The unamortized discount was $284,000 as of September 30, 2021.
Scheduled principal payments on our outstanding debt as of September 30, 2021 under our Loan Agreement, excluding final fee amounts, are as follows (in thousands):

Year ending December 31,	Total
2021 (remainder of year, unaudited)	$1,200
2022	4,800
2023	2,800
Total future principal payments	$8,800
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
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of certain predefined pre-option development milestones (the “Alpine Development Milestones”) up to an aggregate amount of $75.0 million. In the third quarter of 2021, we received $45.0 million of the Alpine Development Milestones, which was achieved in June 2021. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as (the “AbbVie Milestones”). Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
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
We recognized revenue from the AbbVie Agreement of $8.5 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $18.9 million and $1.6 million for the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021 the remaining balance of the transaction price is $79.1 million and is recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.

Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Agreement”) to develop next-generation SPEAR T cell products. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million, and through September 30, 2021 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue upon receipt and were recognized to revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our initial research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Condensed Consolidated Balance Sheets. Under the Adaptimmune Agreement we recognized revenue of $356,000 and $2.0 million for the three and nine months ended September 30, 2020, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
10. Stockholders’ Equity
Securities Offering
In September 2021, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) for a private placement with a select group of institutional investors, pursuant to which we sold 6,489,357 shares of our common stock (the “Shares”) and prefunded warrants to purchase 3,191,487 Shares (the “Prefunded Warrants”). The purchase price for each Share and for each Prefunded Warrant was $9.40 per share, for an aggregate purchase price of approximately $91.0 million. The Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share.
We incurred $188,000 in financing costs associated with the Securities Purchase Agreement, which was netted against the proceeds within additional-paid-in-capital on our accompanying Condensed Consolidated Balance Sheets.
In September 2021, we entered into an exchange agreement (the “Exchange Agreement”) with Frazier Life Sciences VIII, L.P. (the “Exchanging Stockholder”), which Exchanging Stockholder is affiliated with a member of our board of directors, pursuant to which we exchanged an aggregate of 1,200,000 shares of common stock held by the Exchanging Stockholder for Prefunded Warrants (the “Exchange Warrants”) to purchase an aggregate of 1,200,000 shares of common stock. Upon the closing of the exchange, we reclassified 1,200,000 shares of common stock into treasury stock on our accompanying Condensed Consolidated Balance Sheets.
Financing Agreements
In July 2021, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107), declared effective by the SEC on May 20, 2021. We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. As of September 30, 2021, no sales have been made under the Sales Agreement.

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
During the nine months ended September 30, 2021, we issued stock option grants totaling 1,711,518 shares with a weighted average exercise price of $12.41 per share to eligible employees and board members.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)
Employee:
Research and development	$929	$462	$2,575	$1,687
General and administrative	702	501	2,182	1,473
Non-Employee:
Research and development	7	8	21	26
General and administrative	—	2	2	5
Total stock-based compensation expense	$1,638	$973	$4,780	$3,191
11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 0.61% and (0.03)% for the nine months ended September 30, 2021 and 2020, respectively. The difference between the effective tax rate of 0.61% and (0.03)% for the nine months ended September 30, 2021 and 2020, respectively, and the U.S. federal statutory rate of 21% for the nine months ended September 30, 2021 and 2020, was primarily due to recognizing a full valuation allowance on deferred tax assets.
As of September 30, 2021, we determined that, based on an evaluation of the four sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and therefore we continued to record a full valuation allowance. As of September 30, 2021, we determined that it was more likely than not that our foreign deferred tax assets would be realized. As such, we removed the valuation allowance previously in place against our foreign deferred tax assets as we have generated sufficient foreign taxable income to utilize all historical operating losses and are expecting future foreign taxable income. We recorded current tax liabilities and expense of $274,000 and $0 in the financial statements for the nine months ended September 30, 2021 and 2020, respectively. We recorded deferred tax benefits of $63,000 and $0 in the financial statements for the nine months ended September 30, 2021 and 2020, respectively. Our $63,000 deferred tax benefit was recorded in June 2021 due to the removal of the valuation allowance previously in place against our foreign deferred tax assets.

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
Autoimmune/Inflammatory Diseases
In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to ALPN-101, or acazicolcept, a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Through September 30, 2021, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the Option and License Agreement with AbbVie, or the AbbVie Agreement. Preclinical studies with acazicolcept have demonstrated efficacy in models of systemic lupus erythematosus, or SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and have initiated patient dosing in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE.
ALPN-303 is a dual B cell cytokine antagonist, being developed for the treatment of B cell mediated inflammatory and autoimmune diseases. Engineered using our proprietary directed evolution platform, ALPN-303 potently inhibits the pleiotropic B cell cytokines B cell activating factor (BAFF, BLyS) and a proliferation inducing ligand (APRIL), which play key roles in B cell development, differentiation, and survival, and together contribute to the pathogenesis of multiple autoimmune diseases like systemic lupus erythematosus (SLE) and many other autoantibody-related inflammatory diseases. Data presented at the American College of Rheumatology (ACR) Convergence 2021 Annual Meeting demonstrated that ALPN-303 inhibits the activity of the B cell cytokines APRIL and BAFF more potently than wild-type TACI-Fc counterparts, as well as anti-BAFF and anti-APRIL monoclonal antibodies. In addition, ALPN-303 has been well tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics than wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. Enrollment in a first-in-human, phase 1 study of ALPN-303 in healthy volunteers is expected to begin in the fourth quarter of 2021, with topline results targeted in the first half of 2022. This randomized, placebo-controlled study is designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ALPN-303 administered intravenously and subcutaneously. We are planning to initiate patient-based studies in the second half of 2022 including systemic lupus erythematosus, and possibly autoantibody-related renal, dermatology, neurology, and hematology indications.
Immuno-oncology
Our lead oncology program is ALPN-202, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. In June 2020, we initiated NEON-1, a Phase 1 dose escalation and expansion study in patients with advanced malignancies. Initial data from NEON-1 were presented at the 2021 ASCO Virtual Meeting demonstrating that ALPN-202 was well-tolerated as of the cutoff date (April 22, 2021) with evidence of peripheral T cell modulation consistent with CD28 agonism. In addition, although most enrolled participants had tumors considered classically non-responsive to immunotherapies, 61% (14 of 23 evaluable) derived clinical benefit as defined as a best outcome of stable disease or better. Completion of dose escalation for NEON-1 is anticipated in the fourth quarter of 2021. Further updates are anticipated in the first half of 2022.
In June 2021, we announced a collaboration and supply agreement with Merck to evaluate the safety and efficacy of ALPN-202 in combination with Merck’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in a Phase 1 dose escalation and expansion study. The clinical trial, NEON-2, was initiated in June 2021.
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
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through September 30, 2021, excluding amounts borrowed through debt financing, we have raised an aggregate of $378.2 million to fund operations, of which $170.7 million was from the sale of common stock and warrants, $49.2 million was from the sale of convertible preferred stock, $114.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of September 30, 2021, we had cash, cash equivalents, restricted cash, and investments totaling $219.9 million.
Our net loss was $13.5 million and $6.1 million for the three months ended September 30, 2021 and 2020, respectively, and $35.2 million and $21.6 million for the nine months ended September 30, 2021 and 2020, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

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

Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our collaboration and licensing agreements. We may generate revenue in the future from milestone payments received pursuant to our collaboration and licensing agreement with Adaptimmune, or the Adaptimmune Agreement, or from the AbbVie Agreement, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect revenue we generate, if any, will fluctuate from quarter to quarter.
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
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of certain predefined pre-option development milestones, or the Alpine Development Milestones, up to an aggregate amount of $75.0 million. In the third quarter of 2021, we received $45.0 million of the Alpine Development Milestones, which was achieved in June 2021. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as the AbbVie Milestones. Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
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
We recognized revenue from the AbbVie Agreement of $8.5 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $18.9 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the remaining balance of the transaction price is $79.1 million and is recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune Therapeutics plc
In May 2019, we entered into the Adaptimmune Agreement with Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million and through September 30, 2021 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded to deferred revenue upon receipt and were recognized as revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our initial research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Condensed Consolidated Balance Sheets. Under the Adaptimmune Agreement we recognized revenue of $356,000 and $2.0 million for the three and nine months ended September 30, 2020, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
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
We incurred $18.3 million and $6.2 million in research and development expenses for three months ended September 30, 2021 and 2020, respectively and $43.4 million and $18.1 million for the nine months ended September 30, 2021 and 2020, respectively. We expect our research and development expenses to increase for the foreseeable future as we continue to develop our platform and product candidates.
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
We expect general and administrative expenses to increase as we expand infrastructure and headcount, and continue to prosecute our patents and other intellectual property. Other increases could potentially include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel, and increased fees for directors, outside consultants, lawyers, and accountants. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies.
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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K. There have been no significant or material changes in our significant accounting policies during the nine months ended September 30, 2021, as compared to those disclosed in our Annual Report except the following:
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

Results of Operations
Comparison of Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Increase/ Decrease
	2021	2020
	(unaudited)
Collaboration revenue	$8,516	$1,913	$6,603
Operating expenses:
Research and development	18,309	6,156	12,153
General and administrative	3,470	2,728	742
Total operating expenses	21,779	8,884	12,895
Loss from operations	(13,263)	(6,971)	(6,292)
Other income (expense):
Interest expense	(203)	(214)	11
Interest income	52	11	41
Other income	—	1,037	(1,037)
Loss before taxes	(13,414)	(6,137)	(7,277)
Income tax (expense) benefit	(80)	—	(80)
Net loss	$(13,494)	$(6,137)	$(7,357)
Collaboration Revenue
Revenue for the three months ended September 30, 2021, consists of $8.5 million related to the AbbVie Agreement. Revenue for the three months ended September 30, 2020, consists of $0.4 million related to the Adaptimmune Agreement and $1.6 million related to the AbbVie Agreement.
Research and Development Expenses
The $12.2 million increase in research and development expenses was primarily attributable to increases of $6.1 million in clinical trial activities, $2.2 million in direct research activities, $2.1 million in contract manufacturing and process development of our product candidates, $1.4 million in personnel-related expenses, and $0.5 million in stock-based compensation. These increases were partially offset by a $0.1 million decrease in allocated overhead and facilities.
General and Administrative Expenses
The $0.7 million increase in general and administrative expenses was primarily attributable to increases of $0.3 million in personnel-related expenses, $0.2 million in stock-based compensation, and $0.2 million in legal and professional services and allocated overhead and facilities.
Other Income
The $1.0 million decrease in other income is attributable to a research and development tax credit received by our wholly-owned Australian subsidiary during the 2020 period.

Comparison of Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Increase/Decrease
	2021	2020
	(unaudited)
Collaboration revenue	$18,913	$3,692	$15,221
Operating expenses:
Research and development	43,380	18,130	25,250
General and administrative	10,016	7,850	2,166
Total operating expenses	53,396	25,980	27,416
Loss from operations	(34,483)	(22,288)	(12,195)
Other income (expense):
Interest expense	(638)	(560)	(78)
Interest income	166	202	(36)
Other income	—	1,042	(1,042)
Loss before taxes	(34,955)	(21,604)	(13,351)
Income tax (expense) benefit	(211)	6	(217)
Net loss	$(35,166)	$(21,598)	$(13,568)
Collaboration Revenue
Revenue for the nine months ended September 30, 2021 consists of $18.9 million related to the AbbVie Agreement. Revenue for the nine months ended September 30, 2020 consists of $2.0 million related to the Adaptimmune Agreement and $1.6 million related to the AbbVie Agreement.
Research and Development Expenses
The $25.3 million increase in research and development expenses was primarily attributable to increases of $8.3 million in clinical trial activity, $7.9 million in contract manufacturing and process development of our product candidates, $4.7 million in direct research activities, $3.1 million in personnel-related expenses, $0.9 million in stock-based compensation, and $0.4 million in allocated overhead and facilities.
General and Administrative Expenses
The $2.2 million increase in general and administrative expenses was primarily attributable to increases of $1.3 million in personnel-related expenses and $0.7 million in non-cash stock-based compensation, and $0.2 million in legal and professional services.
Other Income
The $1.0 million decrease in other income is attributable to a research and development tax credit received by our wholly-owned Australian subsidiary during the 2020 period.
Income Tax (Expense) Benefit
The $0.2 million increase in income tax expense relates to the removal of the valuation allowance against our foreign deferred tax assets as we have generated sufficient foreign taxable income to utilize all historical operating losses.

Liquidity and Capital Resources
As of September 30, 2021, we had cash, cash equivalents, restricted cash, and investments totaling $219.9 million. Excluding amounts borrowed through debt financing, as of September 30, 2021, we have raised an aggregate of $378.2 million to fund operations, of which $170.7 million was from the sale of common stock and warrants, $49.2 million was from the sale of convertible preferred stock, $114.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. In June 2017, August 2019, and March 2020, we drew down term loans from SVB, as discussed below. In addition to our existing cash, cash equivalents, and investments, we are eligible to receive research and development funding and to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain development and regulatory milestones and royalty payments under our collaborations with Adaptimmune and AbbVie; however, our ability to earn these milestone and contingent payments and the timing of achieving these milestones is uncertain.
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

Financing Agreements
In September 2021, we entered into a securities purchase agreement, or the 2021 Securities Purchase Agreement, for a private placement with a select group of institutional investors, pursuant to which we sold 6,489,357 shares of our common stock, or the Shares, and prefunded warrants to purchase 3,191,487 Shares, or the Prefunded Warrants. The purchase price for each Share and for each Prefunded Warrant was $9.40 per share, for an aggregate purchase price of approximately $91.0 million. The Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share. In connection with the 2021 Securities Purchase Agreement approximately 3.7 million of the Shares issued and approximately 2.3 million of the Prefunded Warrants issued, for gross proceeds of approximately $57.0 million, were issued to certain stockholders whose beneficial ownership exceeded 5% prior to completion of the 2021 Securities Purchases Agreement.
In September 2021, we entered into an exchange agreement, or the Exchange Agreement, with Frazier Life Sciences VIII, L.P., or the Exchanging Stockholder, which Exchanging Stockholder is affiliated with a member of our board of directors, pursuant to which we exchanged an aggregate of 1,200,000 shares of common stock held by the Exchanging Stockholder for Prefunded Warrants, or the Exchange Warrants, to purchase an aggregate of 1,200,000 shares of common stock. Upon the closing of the exchange, we reclassified 1,200,000 shares of common stock into treasury stock on our accompanying Condensed Consolidated Balance Sheets.
In July 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107), declared effective by the SEC on May 20, 2021. We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. As of the date of this report, we have made no such sales under the Sales Agreement.
In July 2020, we entered into a securities purchase agreement, or the 2020 Securities Purchase Agreement, for a private placement with a select group of institutional investors, pursuant to which we sold 5,139,610 units, or the Common Units, and 790,710 units, or the Prefunded Warrant Units, for an aggregate purchase price of $60.0 million. Each Common Unit consists of one share of our common stock plus a warrant to purchase 0.3 shares of common stock, or the Common Stock Warrants, and each Prefunded Warrant Unit consists of one prefunded warrant to purchase one share of common stock, or the Prefunded Warrants, plus one Common Stock Warrant to purchase 0.3 shares of common stock. The Prefunded Warrant Units and the Common Units are collectively referred to as the Units and each Unit has a purchase price of $10.1175. The Common Stock Warrants have an exercise price of $12.74 and a term of 3.5 years. The Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share.
In January 2019, we entered into a securities purchase agreement, or the 2019 Purchase Agreement, with a limited number of accredited investors, pursuant to which we sold approximately 4.7 million units, or the 2019 Units, for an aggregate purchase price of $25.3 million in a private placement, which we refer to as the Private Placement. Each 2019 Unit has a purchase price of $5.37 and consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the 2019 Purchase Agreement, we issued approximately 4.7 million shares of common stock and warrants to purchase an aggregate of approximately 1.8 million shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years.
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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Among other events, a failure to make a required loan payment, an uncured covenant breach or a material adverse change in our business, operations or condition (financial or otherwise) could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. We were in compliance with our covenants as of September 30, 2021. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions. As of September 30, 2021, we had $9.4 million in outstanding principal and final fees due under our term loan agreement. See Note 7 for further discussion of our Term Loans.
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

Cash Flows
The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Net cash (used in) provided by operating activities	$(519)	$39,433
Net cash (used in) provided by investing activities	(48,195)	24,030
Net cash provided by financing activities	89,891	61,392
Net Cash (Used in) Provided by Operating Activities:
Net cash used in operating activities was $0.5 million during the nine months ended September 30, 2021 and consisted of our net loss of $35.2 million, partially offset by an increase of $28.6 million in our net operating assets and liabilities and an increase of $6.0 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net cash provided by operating activities was $39.4 million during the nine months ended September 30, 2020, and consisted of an increase of $57.3 million in our net operating assets and liabilities. This increase was primarily driven by the receipt of a $60.0 million upfront payment from AbbVie, which was recorded as current and noncurrent deferred revenue on our accompanying Condensed Consolidated Balance Sheets. Additionally, we had a $3.7 million increase in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization. These increases were partially offset by our net loss of $21.6 million.
Net Cash Provided by (Used in) Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents, and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash used in investing activities was $48.2 million during the nine months ended September 30, 2021 and consisted primarily of our purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities, as well as the purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $24.0 million during the nine months ended September 30, 2020 and consisted primarily of the purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities, as well as the purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $89.9 million during the nine months ended September 30, 2021 and consisted primarily of the net proceeds of $90.8 million related to the sale of approximately 6.5 million shares of common stock and 3.2 million prefunded warrants to purchase common stock under our 2021 Securities Purchase Agreement, and $0.3 million related to the exercise of stock options. These increases were partially offset by $1.2 million in principal payments on our debt.
Net cash provided by financing activities was $61.4 million during the nine months ended September 30, 2020 and consisted primarily of the net proceeds of $56.3 million related to the sale of approximately 5.9 million Units under our 2020 Securities Purchase Agreement, $5.0 million in proceeds received from the draw down of the second tranche of our Loan Agreement in March 2020, and $0.1 million related to the exercise of stock options.
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
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended September 30, 2021, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•bispecific monoclonal antibody targeting 4-1BB and PD-L1 being developed by Merus NV and Incyte Corporation (MCLA-145);
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
•bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb808 targeting CD28 and B7-H3, XmAb20717 targeting CTLA-4 and PD-1, XmAb22841 targeting CTLA-4 and LAG-3, XmAb23104 targeting PD-1 and ICOS, and additional preclinical CD28 bispecific antibody programs;
•bispecific constructs called “DARTs” being developed by Macrogenics, Inc., including MGD013 targeting PD-1 and LAG-3 and MGD019 targeting PD-1 and CTLA-4;
•DARPin® therapeutic candidate targeting 4-1BB and FAP being developed by Molecular Partners AG and Amgen, Inc (MP0310/AMG 506);
•bispecific monoclonal antibody targeting 4-1BB and FAP being developed by F. Hoffmann-La Roche AG (RO7122290);
•bispecific monoclonal antibody targeting 4-1BB and HER-2 being developed by Pieris Pharmaceuticals, Inc. (PRS-343);
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
•TACI-Fc being developed by Vera Therapeutics (atacicept);
•TACI-Fc being developed by RemeGen Ltd. (telitacicept (RC18));
•Anti-BAFFr IgG1 being developed by Novartis AG (Ianalumab (VAY736));

•Anti-APRIL antibody being developed by Visterra, Inc., a subsidiary of Otsuka Pharmaceutical Co., Ltd (sibeprenlimab (VIS649));
•an anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (rozibafusp alfa (AMG570/MEDI0700));
•Anti-APRIL antibody being developed by Chinook Therapeutics, Inc. (BION-1301); and
•a recombinant Fc fusion protein designed to block BAFF and APRIL cytokines being developed by Aurinia Pharmaceuticals Inc. (AUR200).
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
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in May 2019, we entered into a collaboration agreement with Adaptimmune to develop next-generation SPEAR T cell products and in June 2020, we entered into an option and license agreement with AbbVie, the AbbVie Agreement, for the development of acazicolcept. Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones, an additional $75.0 million if AbbVie exercises its option with respect to acazicolcept following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales. In the third quarter of 2021, we received $45.0 million of the development milestones from AbbVie, which we achieved in June 2021.
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
We have established in-house recombinant protein generation capabilities for producing sufficient protein materials to enable a portion of our current preclinical studies. We rely on third party supply and manufacturing partners to supply the materials, components, and manufacturing services for a portion of preclinical studies and also rely on such third parties for all our clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials for clinical trial supplies and our current manufacturing facilities are insufficient to supply such components and materials for all of our preclinical studies. Certain raw materials necessary for the manufacture of our therapeutic products, such as cell lines, are available from a single or limited number of source suppliers on a purchase order basis. There can be no assurance our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, of satisfactory quality or quantity, or continue to be available at acceptable prices. In particular, any replacement of our therapeutic substance manufacturer could require significant effort and expertise and could result in significant delay of our preclinical or clinical activities because there may be a limited number of qualified replacements. In addition, disruptions to ports and other shipping infrastructure, due in part to the impact of the ongoing COVID-19 pandemic, may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we have not yet suffered any direct, material negative impacts from these ongoing supply chain disruptions, we cannot be certain that we will not be impacted, which could increase our costs or negatively impact our development timelines.
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
From time to time, we consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases or divestitures, and out- or in-licensing of therapeutic candidates or technologies. In particular, we intend to evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborative partners is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on suboptimal terms for us, and ultimately may not maximize value for our stockholders. In addition, we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved therapeutic product do not meet expectations, or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of September 30, 2021, we had $219.9 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents, and investments will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in January 2019, we issued in a private placement 4,706,700 shares of common stock and warrants to purchase an additional 1,835,610 shares of common stock for gross proceeds of approximately $25.3 million. In July 2020, we issued in a private placement 5,139,610 shares of common stock, prefunded warrants to purchase 790,710 shares of common stock and warrants to purchase an additional 1,779,096 shares of common stock for gross proceeds of approximately $60.0 million. In September 2021, we issued in a private placement 6,489,357 shares of common stock and prefunded warrants to purchase an additional 3,191,487 shares of common stock for gross proceeds of approximately $91.0 million. We also have a sales agreement in place with Cowen and Company, LLC, or Cowen, to sell up to $75.0 million of our common stock from time to time through an “at the market” equity offering under which Cowen will act as sales agent.

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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the nine months ended September 30, 2021, our net loss was $35.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Risks Related to Our Financial Position and Capital Needs
The investment of our cash and cash equivalents in fixed income and other marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of September 30, 2021, we had $219.9 million in cash and cash equivalents, restricted cash, and investments. We expect to invest our excess cash in fixed income and other marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of September 30, 2021, our patent portfolio consists of 45 granted patents and over 155 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is possible that additional governmental action will be taken to address the COVID-19 pandemic. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. Additionally, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.
The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. The impact of legislative, executive, and administrative actions of the Biden administration on us and the biopharmaceutical industry as a whole is unclear. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 53% of our common stock as of September 30, 2021. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. Additionally, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that requires us to prepare and file a resale registration statement, which we anticipate filing on or about the date that this Quarterly Report on Form 10-Q is filed. If the resale registration statement is declared effective by the SEC, it will permit the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 2.9 million shares and 8.9 million shares, respectively, were exercisable as of September 30, 2021, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as noted above and as previously reported on our Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended September 30, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	Sales Agreement, dated as of July 2, 2021, between the Company and Cowen and Company, LLC	8-K	001-37449	1.1	7/2/2021

10.2	Securities Purchase Agreement, dated September 14, 2021, by and among the Company and the Purchasers	8-K	001-37449	10.1	9/15/2021

10.3	Registration Rights Agreement, dated September 14, 2021, by and among the Company and the Purchasers	8-K	001-37449	10.2	9/15/2021

10.4	Form of Prefunded Warrant to Purchase Common Stock	8-K	001-37449	10.3	9/15/2021

10.5	Exchange Agreement, dated September 14, 2021, by and between the Company and Frazier Life Sciences VIII, L.P.	8-K	001-37449	10.4	9/15/2021

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Alpine Immune Sciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date: November 10, 2021	By:	/s/ Mitchell H.Gold, M.D.
	Name:	Mitchell H. Gold, M.D.
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: November 10, 2021	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer