Form 10-K
period 2021-12-31
ALPINE IMMUNE SCIENCES, INC.
filed 2022-03-17
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2021, was approximately $104.8 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of March 7, 2022 was 30,294,434.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2021.

In this report, unless otherwise stated or as the context otherwise requires, references to “Alpine,” “the Company,” “we,” “us,” “our” and similar references refer to Alpine Immune Sciences, Inc. All rights reserved. “NEON-1," "NEON-2," "Synergy," and the Alpine logo are registered trademarks or trademarks of Alpine Immune Sciences, Inc. in various jurisdictions.This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this report are the property of their respective holders.
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
•We depend on our information technology systems and any failure of these systems could harm our business.
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
•We or our licensors, collaborators, or any future strategic partners may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development of our therapeutic candidates and commercialization of our therapeutic products, or put our patents and other proprietary rights at risk.
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
Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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
Autoimmune/Inflammatory Diseases
ALPN-101, or acazicolcept, is a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of systemic lupus erythematosus, or SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and initiated patient dosing in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through December 31, 2021, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the Option and License Agreement with AbbVie, or the AbbVie Agreement.
ALPN-303 is a dual B cell cytokine antagonist, being developed for the treatment of B cell mediated inflammatory and autoimmune diseases. Engineered using our proprietary directed evolution platform, ALPN-303 potently inhibits the pleiotropic B cell cytokines B cell activating factor (BAFF, BLyS) and a proliferation inducing ligand (APRIL), which play key roles in B cell development, differentiation, and survival, and together contribute to the pathogenesis of multiple autoimmune diseases such as SLE and many other autoantibody-related inflammatory diseases. Data presented at the American College of Rheumatology (ACR) Convergence 2021 Annual Meeting demonstrated that ALPN-303 inhibits the activity of the B cell cytokines APRIL and BAFF more potently than wild-type TACI-Fc counterparts, as well as anti-BAFF and anti-APRIL monoclonal antibodies. In addition, ALPN-303 has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. A first-in-human, Phase 1 study of ALPN-303 in healthy volunteers was initiated in the fourth quarter of 2021, with top-line results targeted by mid-2022. This randomized, placebo-controlled study is designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ALPN-303 administered intravenously and subcutaneously. We are planning to initiate patient-based studies in the second half of 2022 including SLE, and possibly other autoantibody-related diseases in other therapeutic areas.
In December 2021, we entered into an exclusive license and collaboration agreement, or the Horizon Agreement, with Horizon Therapeutics Ireland DAC, or Horizon, for the development and commercialization of up to four preclinical candidates generated from our unique discovery platform for autoimmune and inflammatory diseases. Under the terms of the agreement, Horizon made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25 percent premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales.
Immuno-oncology
Our lead oncology program is ALPN-202, or davoceticept, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. In June 2020, we initiated NEON-1, a Phase 1 monotherapy dose escalation and expansion study in patients with advanced malignancies. Initial data from NEON-1 were presented at the 2021 American Society of Clinical Oncology (ASCO) Virtual Meeting demonstrating that davoceticept was well-tolerated as of the cutoff date (April 22, 2021) with evidence of peripheral T cell modulation consistent with CD28 agonism. In addition, although most enrolled participants had tumors considered classically non-responsive to immunotherapies, the majority derived clinical benefit as defined as a best outcome of stable disease or better. Completion of dose escalation for NEON-1 and initiation of expansion cohorts is anticipated in the first half of 2022.

In June 2021, we announced a collaboration and supply agreement with Merck to evaluate the safety and efficacy of davoceticept in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in a Phase 1 dose escalation and expansion study. The clinical trial, NEON-2, was initiated in June 2021and is currently subject to a partial clinical hold. As discussed further below, on March 7, 2022, we announced that the FDA placed a partial clinical hold on the NEON-2 trial in response to the death of a study participant in the NEON-2 trial. The participant’s death was attributed to cardiogenic shock, considered by the treating physicians as likely related to immune-mediated myocarditis, or possibly infection. Participants who are currently enrolled in the NEON-2 trial may continue to receive davoceticept and pembrolizumab, although no new participants may be enrolled until the partial clinical hold is resolved. This partial clinical hold does not affect the ongoing NEON-1 clinical trial of davoceticept as monotherapy (NCT04186637).
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
Our Strategy
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and autoimmune/inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our lead autoimmune/inflammatory program acazicolcept through clinical development as part of the AbbVie Agreement, including conducting Synergy, our Phase 2 study for the treatment of SLE;
•aggressively move our second autoimmune/inflammatory program ALPN-303 through a Phase 1 study in healthy volunteers and into patient-based studies for the treatment of B cell mediated autoimmune/inflammatory diseases;
•aggressively move our lead oncology program davoceticept through clinical development for the treatment of cancer, and;
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
The IgSF is the largest family of adhesion, costimulatory (activating), and inhibitory (blocking) proteins found on the surface of immunological, neurological, and other human cell types. These cell surface and soluble molecules are broadly involved with recognition of antigens, assisting in the formation of the immune synapse, and performing costimulatory, coinhibitory, and cytokine receptor signaling functions. This family includes many well-known targets, such as those seen in Figure 2. We believe the IgSF protein family members may be particularly valuable because many IgSF proteins naturally bind multiple binding partners, also referred to as “counterstructures.” Acazicolcept and davoceticept are both derived from members of the IgSF.
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

vIgDs / vTDs
~70-110 aa / ~40-140 aa
Multi-specific Fc Fusion
Fc
Fc
Acazicolcept
abbvie
Davoceticept
ALPN-303
Cell Therapy Enhancement
TCR/CAR
Adaptimmune
mAb-vIgD Fusion (V-mAb)
mAb

vIgD: variant Ig domain.
vTD: variant TNF domain.

Figure 5
vIgD-Fc or vTD-Fc
A vIgD- or vTD-Fc fusion protein is the simplest format. Our lead autoimmune/inflammatory program, acazicolcept, and lead oncology program, davoceticept, are both examples of vIgD-Fc formats. ALPN-303 is an example of a vTD-Fc format. The engineered vIgD or vTD protein is fused to an Fc backbone. Combining vIgDs or vTDs with antibody Fc domains to make Fc fusion proteins potentially allows for better expression, facilitates purification, and improves pharmacokinetic (dosing) properties. Fc fusion proteins are a standard format in the industry, with examples such as etanercept, abatacept, and belatacept. A vIgD- or vTD-Fc could potentially be administered intravenously, subcutaneously, topically, or via other methods of delivery.
Cell Therapy Enhancement
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, such as CAR-Ts, TCR-Ts, or TILs.
Acazicolcept, a Dual ICOS/CD28 Antagonist for Autoimmune/Inflammatory Diseases
Our lead autoimmune/inflammatory disease program, acazicolcept, is an Fc fusion protein of a human inducible T cell costimulator ligand, or ICOSL, vIgD designed to inhibit simultaneously the CD28 and ICOS T cell costimulatory pathways (Figure 6). This vIgD is fused to an “effectorless” Fc backbone and is intended for the potential treatment of autoimmune/inflammatory diseases. Notably, acazicolcept is not a bispecific antibody construct. A traditional bispecific might be constructed of one domain binding ICOS and one domain binding CD28. Instead, acazicolcept makes use of a novel single vIgD domain capable of binding both ICOS and CD28 engineered by our scientists using our proprietary scientific platform.

Figure 6
CD28 has been long recognized to be required for naïve T cell activation. The therapeutic inhibitors of the CD28 pathway (e.g., abatacept, CTLA4-Ig; and belatacept, a second generation CTLA4-Ig) have proven valuable for the treatment of some inflammatory arthritis conditions (rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis) and for the prevention of renal allograft rejection or graft versus host disease. However, therapeutic blockade of the CD28 pathway, primarily as studied with abatacept, has not been successful in several other inflammatory diseases (e.g., Crohn’s disease, lupus nephritis, multiple sclerosis) despite extensive evidence implicating T cells in disease pathogenesis and evidence of clinical biological activity. This suggests an additional pathogenic costimulatory pathway(s) remains unaddressed.
ICOS is part of the CD28 costimulatory family of molecules, including PD-1, CD28, and CTLA-4. ICOS is related to CD28, but, in contrast, is poorly expressed in naïve T cells. ICOS is, however, rapidly induced upon T cell activation. It appears to be a dominant costimulatory pathway in at least some effector or pathogenic T cells, such as potentially in the absence of CD28. Elevated levels of ICOS‑expressing T cells have been described in an increasing number of autoimmune/inflammatory diseases, correlating with disease activity. At the same time, inhibition of ICOS is effective in several preclinical inflammatory disease models. The ICOS pathway may therefore represent a major costimulatory pathway, nonredundant with CD28, and highly relevant to autoimmune/inflammatory diseases.
We have performed a number of preclinical experiments demonstrating acazicolcept is active in both in vitro and in vivo models, several of which are described below.
A potent immunomodulator of diseased cells
Acazicolcept inhibits cytokine production from human peripheral blood mononuclear cells in vitro more potently than single CD28 (abatacept, or CTLA4-Ig) or ICOS (prezalumab, or anti-ICOSL mAb) pathway inhibitors alone or in combination (Figure 7).
Figure 7

Sjögren’s Syndrome Model
Sjögren’s syndrome is an autoimmune disease in which immune cells attack the glands that produce saliva and tears, as well as other internal organs. In an animal model of salivary gland inflammation (sialoadenitis), a key organ manifestation of Sjögren’s syndrome, acazicolcept appeared more efficacious in reducing the incidence and severity of sialadenitis as compared to abatacept or wild-type ICOSL-Fc alone or in combination. These data were presented at the 2019 annual meeting of the ACR. (Figure 8)
Figure 8
Systemic Lupus Erythematosus Model
Acazicolcept has demonstrated efficacy in a preclinical model of SLE, a multiorgan autoimmune disease that that can lead to serious organ complications and death. In Figure 9, which evaluated acazicolcept in a bm12 inducible model of SLE, treatment with acazicolcept reduced serum titers of anti-dsDNA autoantibodies throughout the study compared to Fc control treatment. These data were presented at the 2019 annual meeting of the ACR. We evaluated acazicolcept in a Phase 1 healthy volunteer study and in the second quarter of 2021 initiated patient dosing in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE.
Figure 9

Arthritis Model
Figure 10 shows data from an in vivo collagen-induced arthritis model. This model is designed to test a drug’s ability to reduce inflammatory signals thought to play a role in rheumatoid arthritis, psoriatic arthritis, and other types of inflammatory arthritis conditions. In the data presented at the 2019 annual meeting of the American College of Rheumatology, acazicolcept was superior to abatacept, a drug approved by the FDA to treat rheumatoid, psoriatic, and juvenile idiopathic arthritis.

Collagen-Induced Arthritis
Saline
Fc Control
Abatacept
Acazicolcept
Disease Score
0
2
4
6
8
10
12
14
20
25
30
Study Day

Figure 10
Human Xenograft GVHD Model
Acazicolcept has been studied in an in vivo mouse model of GVHD, a damaging and potentially fatal inflammatory disease frequently observed following allogeneic stem cell and/or bone marrow transplant treatments for cancer or other serious diseases. The results represented in Figure 11 show acazicolcept had superior survival when dosed three times per week for four weeks compared to belatacept (an FDA-approved drug for prevention of renal allograft rejection - a type of inflammation-related rejection process analogous to GVHD. Belatacept is a more potent variant of abatacept, which is FDA-approved for the prevention of GVHD). In fact, 100% of acazicolcept multi-dose treated animals across three different dose levels survived. Animals given only a single dose of acazicolcept performed comparably to animals treated with belatacept dosed 3x/week for four weeks, demonstrating the potency and efficacy of acazicolcept in this disease model.

Humanized Graft-Versus-Host Disease (GVHD)
Percent survival
100
75
50
25
0
0
5
10
15
20
25
30
35
40
45
Study Day
Saline
Acazicolcept 500 μg
Acazicolcept 100 μg
Acazicolcept 20 μg
3x/wk x 4 wk
Belatacept (Nulojix)
3x/wk x 4 wk
Acazicolcept 100 μg
Single Dose

Figure 11
Summary of acazicolcept Program Preclinical Data
Our scientists and collaborators have demonstrated in in vivo preclinical studies that acazicolcept:
•demonstrates a lower incidence and severity of sialadenitis, a model of Sjögren’s syndrome, as compared to abatacept or wild-type ICOSL-Fc alone or in combination;
•reduces levels of pathogenic anti-dsDNA autoantibodies compared to an Fc control in an animal model of SLE;

•reduces disease severity and delays disease onset time relative to control in an in vivo arthritis model with activity superior to abatacept, an FDA-approved drug for rheumatoid, psoriatic, and juvenile idiopathic arthritis;
•improves survival compared to belatacept in a humanized in vivo mouse GVHD model;
•demonstrates control of colitis in an animal model of inflammatory bowel disease, or IBD; and
•shows improved disease scores in an animal model of multiple sclerosis, or MS, compared to abatacept.
Acazicolcept Clinical Development
We have completed a Phase 1 study of acazicolcept in healthy volunteers (NCT03748836). This study was designed to evaluate the safety and tolerability of single and multiple ascending intravenous and/or subcutaneous doses of acazicolcept. In addition, pharmacokinetics, pharmacodynamics and exploratory biomarkers were evaluated to help determine acazicolcept’s potential for the treatment of autoimmune/inflammatory diseases. Results of the study were presented at the 2020 European Alliance of Associations for Rheumatology (EULAR) E-Congress and published in the peer-reviewed journal Clinical Translational Science (doi:10.1111/cts.12983). The first-in-human study randomized 96 healthy adults to receive single or multiple, intravenous or subcutaneous, placebo or acazicolcept at doses ranging from 1 μg/kg to 10 mg/kg. At all dose levels, acazicolcept was well-tolerated, with no severe adverse events, clinically-significant immunogenicity events, or evidence of cytokine release. Pharmacokinetics and pharmacodynamics (Figure 12) exhibited desirable dose dependence, with increasing doses corresponding to increasing duration of complete, or near-complete target saturation, as well as inhibition of antibody responses to keyhole limpet hemocyanin, or KLH, immunization.

Single Ascending Dose
[ALPN-101] (µg/mL)
Time (day)
10 mg/kg (n=4)
3 mg/kg (n=4)
1 mg/kg (n=4)
0.3 mg/kg (n=4)
0.1 mg/kg (n=4)
0.03 mg/kg (n=3)
0.012 mg/kg (n=2)
3 mg/kg, SC (n=4)
1 mg/kg, SC (n=3)
Multiple Ascending Dose
[ALPN-101] (µg/mL)
Time (day)
0.3 mg/kg, Q1W (n=6)
1 mg/kg, Q1W (n=6)
1 mg/kg, Q2W (n=5)
TS(%)
CD4+ Target Saturation (%)
Time (day)
SAD:
0.001 mg/kg
0.003 mg/kg
0.006 mg/kg
0.012 mg/kg
0.03 mg/kg
0.1 mg/kg
0.3 mg/kg
1 mg/kg
3 mg/kg
10 mg/kg
1 mg/kg, SC
3 mg/kg, SC
MAD:
1 mg/kg, Q2W
1 mg/kg, Q1W
0.3 mg/kg,Q1W
anti-KLH IgG
anti-KLH IgG Ratio (posdose/baseline)
Time (day)
Placebo
SAD:
1 mg/kg
3 mg/kg
10 mg/kg
1 mg/kg, SC
3 mg/kg, SC
MAD:
0.3 mg/kg, Q1W
1 mg/kg, Q1W
1 mg/kg, Q2W

Figure 12
Supported by these results, and as part of the AbbVie Agreement, we initiated Synergy, an international, double-blind placebo-controlled Phase 2 study of acazicolcept in patients with SLE in mid-2021.
Davoceticept, a Conditional CD28 Costimulator and Dual PD-L1/CTLA-4 Inhibitor for Oncology
Immune checkpoint blockade using inhibitors of the cytotoxic T-lymphocyte antigen 4, or CTLA-4, or programmed death 1, or PD-1, pathways have been therapeutically successful for a wide variety of malignancies, dramatically altering the treatment paradigm in oncology. However, the majority of patients treated with an inhibitor of CTLA-4, PD-1, or programmed death-ligand 1, or PD-L1, fail to respond or develop resistance, indicating that additional strategies to improve anti-tumor immunity and responses remain needed to improve outcomes. Because immune checkpoints like PD-1 and CTLA-4 appear to suppress anti-tumor immune responses in part by inhibiting the activating signals mediated by cluster of differentiation 28, or CD28 (Figure 13), next generation immunotherapeutic strategies may substantially improve anti-tumor responses by activating a T cell (co-)stimulatory pathway(s) while also inhibiting a checkpoint pathway(s). Preferably, such activity might be focused primarily within the tumor microenvironment to limit potential systemic immune activation and toxicity.
Figure 13
Davoceticept is an Fc fusion protein of a modified human cluster of differentiation 80, or CD80, vIgD designed to block the inhibitory immune checkpoints PD-L1 and CTLA-4, and to provide PD-L1-dependent T cell activation via CD28 costimulatory receptor. As illustrated in Figure 14, davoceticept binds PD-L1 expressed on the tumor, blocking PD-L1/PD-1 interactions. Localized to the tumor, davoceticept is able to provide a CD28 signal to T cells (PD-L1-dependent CD28 costimulation). Additionally, davoceticept binds CTLA-4 expressed on T cells and blocks CTLA4-CD80/CD86 interactions.

Figure 14
Using in vitro assays, we have characterized and validated the three primary mechanisms of action of davoceticept: conditional CD28 costimulation and dual PD-L1/CTLA-4 inhibition (Figure 15). Importantly, CD28 costimulation with davoceticept requires both T cell receptor, or TCR, signaling and expression of PD-L1 on the antigen presenting cell, or APC. PD-L1 dependent T cell costimulation is a unique and key attribute of davoceticept which we believe may limit the risk for systemic toxicity while providing potent anti-tumor activity.
Figure 15

Davoceticept has also been validated in in vivo tumor models. In a mouse model where mice were implanted with MC38 mouse colon cancer tumors transfected with human PD-L1, davoceticept as a monotherapy demonstrated superior tumor control compared to durvalumab, an FDA-approved anti-PD-L1 monoclonal antibody (Figure 16).
Figure 16                        Figure 17
When tumor-free mice in the davoceticept arm were re-challenged with additional tumors, they continued to be tumor free despite no additional doses of davoceticept. (Figure 17)
The effects of davoceticept or durvalumab on various components of the immune system were compared using a technique called RNA sequencing in the tumor model. This technique generates a display of inflammatory gene signatures where green represents lower or no upregulation of inflammatory genes and red represents higher upregulation of inflammatory genes. For the treatment of cancer, it is thought the more upregulation of the immune system - indicated by higher upregulation of inflammatory genes - potentially results in better outcomes for patients. As seen in Figure 18 below, davoceticept upregulates a broader variety of different inflammatory genes connected with several different types of immune cells compared to durvalumab.
Figure 18
Summary of davoceticept Preclinical Data
We have demonstrated in preclinical studies that davoceticept:
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
Davoceticept Clinical Development
In June 2020, we initiated enrollment in NEON-1, our Phase 1 study in patients with advanced malignancies (Figure 19). NEON-1 enrolls adults with advanced solid tumors or lymphoma refractory or resistant to standard therapy, including checkpoint inhibitors when indicated. Measurable disease is required for most participants, as are an ECOG status of 0 to 2 and adequate hematological, renal, and hepatic function. Safety endpoints include dose-limiting toxicities, adverse events, and circulating cytokines. Objective responses will be assessed by RECIST v1.1 for solid tumors and Lugano criteria for lymphoma. Pharmacokinetics and pharmacodynamics will also be evaluated. More information is available at www.clinicaltrials.gov (NCT04186637).
Figure 19
Initial data from NEON-1 were presented at the 2021 ASCO Virtual Meeting demonstrating that davoceticept was well-tolerated as of the cutoff date (April 22, 2021) with evidence of peripheral T cell modulation consistent with CD28 agonism. In addition, although most enrolled participants had tumors considered classically non-responsive to immunotherapies, the majority derived clinical benefit as defined as a best outcome of stable disease or better (Figure 20). Completion of dose escalation for NEON-1 and initiation of monotherapy expansion cohorts, initially cutaneous melanoma and PD-L1+ (non-melanoma) tumors, is anticipated in the first half of 2022.
Figure 20
In June 2021, we announced a collaboration and supply agreement with Merck to evaluate the safety and efficacy of davoceticept in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in a Phase 1 dose escalation and expansion study. The clinical trial, NEON-2, was initiated in June 2021. More information for both NEON-1 (NCT04186637) and NEON-2 (NCT04920383) is available at www.clinicaltrials.gov.
On March 7, 2022, we announced that the FDA placed a partial clinical hold on the NEON-2 trial evaluating davoceticept in combination with pembrolizumab in adults with advanced malignancies. This partial clinical hold was prompted by report of a death of a study participant in the NEON-2 trial. The participant had choroidal melanoma previously treated with nivolumab and ipilimumab, and had received a single dose each of davoceticept and pembrolizumab. The participant’s death was attributed to cardiogenic shock, considered by the treating physicians as likely related to immune-mediated myocarditis, or possibly infection. We are working closely with the FDA, Merck, the study Safety Monitoring Committee, and the study investigators to further understand this event and to evaluate the appropriate safety precautions before we resume enrollment of additional participants. Participants who are currently enrolled in the NEON-2 trial may continue to receive davoceticept and pembrolizumab, although no new participants may be enrolled until the partial clinical hold is resolved. This partial clinical hold does not affect the ongoing NEON-1 clinical trial of davoceticept as monotherapy (NCT04186637).
ALPN-303, a Dual B Cell Cytokine Antagonist for B Cell-Mediated Autoimmune/Inflammatory Diseases
ALPN-303 is a dual B cell cytokine antagonist, being developed for the treatment of B cell mediated inflammatory and autoimmune diseases. Engineered using our proprietary directed evolution platform, ALPN-303 is an Fc fusion protein of a human transmembrane activator and CAML interactor, or TACI, variant TNFR domain, or vTD, that potently inhibits the pleiotropic B cell cytokines BAFF and APRIL. It mediates significantly improved combined BAFF and APRIL inhibition in vitro and enhanced pharmacokinetic and immunomodulatory properties in vivo, as compared to wild-type, or WT, TACI-Fc molecules. BAFF and APRIL are TNF superfamily members that bind TACI, BCMA, and/or BAFF-R on B cells and together support B cell development, differentiation, and survival. Their co-neutralization dramatically reduces B cell survival and function, including antibody production, whereas inhibition of either BAFF or APRIL alone mediates only modest effects (Figure 21). B cell targeting therapies like the WT TACI-Fc fusions atacicept and telitacicept have demonstrated promising clinical potential in B cell-related diseases like SLE but have not yet clearly exhibited long-term and/or complete disease remissions. ALPN-303, with enhanced inhibitory activity against BAFF & APRIL, could further improve clinical outcomes.
Figure 21
Data on ALPN-303 presented at the ACR Convergence 2021 Annual Meeting demonstrated that ALPN-303 inhibited the activity of the B cell cytokines APRIL and BAFF more potently than wild-type TACI-Fc counterparts, as well as anti-BAFF and anti-APRIL monoclonal antibodies. In Figure 22, ALPN-303 inhibited BAFF- and APRIL-mediated signaling in vitro with significantly lower IC50 values than WT TACI-Fc, anti-BAFF mAb, and anti-APRIL mAb comparators.

Figure 22
Administration of ALPN-303 rapidly and significantly reduced key B lymphocyte subsets including plasma cells, germinal center, and follicular B cells in a KLH immunization mouse model (Figure 23).
Figure 23

Furthermore, treatment with ALPN-303 potently suppressed anti-dsDNA auto antibodies, proteinuria, sialoadenitis, kidney lesions, and renal immune complex deposition in the (NZBxNZW)F1 lupus model (Figure 24).

Figure 24
ALPN-303 has been well-tolerated in nonclinical studies (Figure 25) and exhibited superior pharmacokinetics and pharmacodynamics than wild-type TACI-Fc counterparts, including superior serum exposure and pharmacodynamic reduction of serum immunoglobulins in mice and/or cynomolgus monkeys (Figure 26). Based on these data, we believe that ALPN-303 represents an attractive development candidate for the treatment of multiple autoimmune and inflammatory diseases, including SLE and other autoantibody-mediated diseases.
Figure 25

Figure 26
ALPN-303 Clinical Development
Enrollment in a first-in-human, Phase 1 study of ALPN-303 in healthy volunteers began in the fourth quarter of 2021, with top-line results targeted by mid-2022. This randomized, placebo-controlled study is designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ALPN-303 administered intravenously and subcutaneously. We are planning to initiate patient-based studies in the second half of 2022 including SLE, and possibly other autoantibody-related diseases in other therapeutic areas.
Other Research Programs
In addition to our acazicolcept, davoceticept, and ALPN-303 programs, we have a number of other research efforts underway to address cancer and autoimmune/inflammatory diseases that we intend to continue to develop either internally or together with a partner.
Partnerships
In addition to advancing programs internally, we continue to seek partners who can bring therapeutic area experience, development expertise, commercialization capabilities, and funding to maximize the potential of our existing programs and scientific platform.
Collaboration with Horizon (December 2021)
In December 2021, we entered into the Horizon Agreement, pursuant to which we granted to Horizon rights to one of our existing preclinical biologic therapeutic programs, or the Existing Program, and agreed to collaborate with Horizon in the discovery, research and preclinical development of up to three additional autoimmune and inflammatory disease programs for other designated biological targets, or the Research Programs, and products arising from the Existing Program and the Research Programs, or the Agreement Products.
Existing Program
We granted to Horizon an exclusive, worldwide, royalty-bearing, sublicensable license under our intellectual property rights for the development, manufacture and commercialization of Agreement Products associated with the Existing Program, or the Existing Program Products, for all applications; however, Horizon has agreed not to pursue the Existing Program Products for oncology. In addition, we granted to Horizon a non-exclusive license to access our libraries of proteins and molecules for research, discovery and identification of additional compounds meeting the agreed criteria (subject to certain exceptions, including compounds reserved by us from the libraries, as set forth in the Horizon Agreement) which would be included in Horizon’s license.

We will conduct our activities under the Existing Program and deliver compounds meeting the agreed criteria pursuant to one or more deliverables plans as mutually agreed by the parties. In addition, Horizon will pay us for the costs and expenses of conducting such activities under the deliverables plans.
Research Programs
Under the Horizon Agreement, during a limited research term, we will conduct, together with Horizon, up to three Research Programs for specified biological targets selected by Horizon (subject to certain exceptions, including targets reserved by us) to discover proteins and molecules with specified attributes and biological functions, pursuant to a mutually agreed research plan for each such Research Program. Each party has the right to reserve certain targets and to replace such reserved targets or reserve more targets (up to a fixed number) through a gatekeeper mechanism. We will deliver certain compounds meeting the agreed criteria for each Research Program as mutually agreed upon by the parties. Horizon will pay us for the costs and expenses for conducting its activities under the Research Programs. As agreed between the parties, Horizon will own the inventions and intellectual property developed from the Research Programs or otherwise associated with the Agreement Products arising therefrom.
Governance
The parties will establish a joint research committee composed of an equal number of representatives from each of Alpine and Horizon, which will, among other responsibilities, oversee and govern the Existing Program and the Research Programs and review and approve research plans. The parties will also form a joint patent committee comprised of one or two representatives of each party to discuss strategy and facilitate communication and coordination for prosecution and maintenance of the relevant patents under the Horizon Agreement.
Development, Manufacture, Regulatory and Commercialization.
Horizon will have the sole right and responsibility for the development, manufacturing, regulatory and commercialization of all the Agreement Products. We will provide Horizon reasonable assistance and cooperation. In addition, we have agreed during the term of the Horizon Agreement not to conduct or enable any third party to conduct the development, manufacture or commercialization of certain competing products as set forth therein.
Financial Terms
In connection with the transaction, Horizon made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25 percent premium to the 30-day volume-weighted average share price as of December 9, 2021.
In addition to the upfront payment and equity consideration, Horizon has agreed to make milestone payments to us upon our achievement of certain preclinical, clinical and regulatory and commercialization milestones, up to an aggregate amount of $381.0 million per program, or approximately $1.5 billion in total, if all milestones are met.
Horizon has further agreed to pay the Company royalties based on future net sales of the Agreement Products. For the Existing Program, such royalty percentages range from a mid-single digit percentage to a low double-digit percentage of net sales, with the specific royalty rate depending on the aggregate net sales. For each Research Program, such royalty percentages are in a range of mid-single digit percentages of net sales, with the specific royalty rate depending on the aggregate net sales. Horizon’s obligations to pay royalties with respect to an Agreement Product and country will expire after specific criteria for such Agreement Product in such country including it no longer being covered by valid claims of applicable patent rights in such country, or the Royalty Term. Royalty payments are subject to reduction in specified circumstances, including expiration of patent rights, biosimilar competition, or Horizon is required to make payments to a third party with respect to an Agreement Product.
Term and Termination
Unless earlier terminated, the Horizon Agreement remains in effect until the expiration of the Royalty Term for all Agreement Products. The Horizon Agreement is subject to customary termination provisions including termination by a party for the other party’s uncured, material breach. Additionally, Horizon may terminate the Horizon Agreement with specified prior notice in its entirety or on a Program-by-Program basis, for any or no reason.
In the event of certain terminations of the Horizon Agreement, at our request, the parties will negotiate one or more licenses for us to develop, manufacture and commercialize terminated Agreement Products.

The Horizon Agreement includes certain other customary terms and conditions, including mutual representations and warranties, indemnification and confidentiality provisions.
Collaboration with AbbVie (June 2020)
In June 2020, we entered into the AbbVie Agreement, which grants to AbbVie an exclusive option to take an exclusive license to acazicolcept, or the License Option.
Under the terms of the AbbVie Agreement we granted to AbbVie an exclusive option to obtain an exclusive, royalty-bearing, sublicensable license to certain intellectual property rights for the research, development and commercialization of acazicolcept and any other molecule owned or controlled by us that binds to or directly modulates or targets ICOS at certain agreed-upon levels, or the Compounds, on a worldwide basis for all human and non-human diagnostic, prophylactic and therapeutic uses, subject to certain exceptions set forth in the AbbVie Agreement. The License Option is immediately exercisable and will expire 90 days following our delivery of the data package described below to AbbVie, subject to certain exceptions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act, if required.
Financial Terms
In connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million in cash. If AbbVie exercises its License Option, they will pay a one-time cash payment of $75.0 million.
In addition to the upfront payment and License Option payment, AbbVie has agreed to make cash payments upon our achievement of certain development milestones, the Alpine Development Milestones, prior to the exercise of the License Option as set forth in a written development plan, up to an aggregate amount of $75.0 million. In the second quarter of 2021, we achieved $45.0 million of the Alpine Development Milestones. Following the exercise of the License Option, AbbVie has agreed to make cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones. AbbVie has further agreed to pay royalties from a high-single digit percentage to a low double-digit percentage of net sales of any pharmaceutical product that contains a Compound, or a Licensed Product, with the specific royalty rate depending on the aggregate net sales. AbbVie’s obligations to pay royalties with respect to a Licensed Product and country will expire upon the latest of the expiration of the last to expire valid patent claim applicable to such Licensed Product in such country, 10 years from the first commercial sale of the Licensed Product in such country, and the expiration of regulatory exclusivity for such Licensed Product in such country. Royalty payments are subject to reduction in specified circumstances, including expiration of patent rights, if average net sales decrease by a certain percentage after the introduction of a generic product, or if AbbVie is required to pay amounts to a third party in order commercialize a Licensed Product in a particular country.
Development Activities
Prior to the exercise of the License Option, we will conduct acazicolcept development efforts as per a development plan providing for, among other things, the generation of a data package in order for AbbVie to evaluate exercising the License Option and an itemized budget for such activities, including all activities reasonably necessary to conduct a Phase 2 clinical study of acazicolcept for the treatment of systematic lupus erythematosus; all non-clinical activities; and all CMC activities agreed to under the development plan. We will be fully responsible for all costs incurred to conduct our activities, provided that, AbbVie may be responsible for increased costs under the development plan in connection with certain material amendments agreed upon with AbbVie.
Prior to the exercise of the License Option, we will be solely responsible, at our sole cost and expense, for preparing, filing and maintaining regulatory documentation, which AbbVie will be entitled to access and review. We will also be responsible for any and all correspondence with the applicable regulatory authorities and for maintaining all data related to acazicolcept. We will be solely responsible, at our sole cost and expense, for manufacturing the compounds necessary to complete the development activities consistent with the development plan.
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

Collaboration with Adaptimmune Therapeutics (May 2019)
In May 2019, we entered into a collaboration and license agreement with Adaptimmune, or the Adaptimmune Agreement, to develop next-generation SPEAR™ T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We and Adaptimmune will collaborate on a specified number of programs to develop SIP and TIP candidates with tailored affinities and modulatory activities that may enhance the anti-tumor responses seen with Adaptimmune’s SPEAR™ T cells. For each program, Adaptimmune has an option to take a worldwide exclusive license for development and commercialization of SPEAR™ T cell products incorporating the developed SIP or TIP candidate for the treatment of cancer. Under the terms of the collaboration agreement, Adaptimmune provided an upfront payment and will provide research funding for ongoing programs. In addition, we may be eligible for downstream development and commercialization milestones up to $288.0 million, if all pre-specified milestones for each program are achieved. In addition, we are eligible to receive low-single digit royalties on worldwide net sales of the applicable products. In February 2022, Adaptimmune selected an additional research program, triggering a $1.0 million upfront payment, which will be recorded as deferred revenue upon receipt and recognized to revenue based on employee hours contributed.
Manufacturing
We have established in-house non-current good manufacturing practices, recombinant protein generation capabilities enabling our scientific platform, including validation of new scientific discoveries in vitro and in vivo. Having protein production capabilities in-house allows more rapid progression for vIgDs and vTDs generated by our scientific platform.
We have chosen U.S.-based contract drug substance and U.S. and Australian drug product manufacturers for our initial current good manufacturing practices, or cGMP, clinical trial supplies of acazicolcept, davoceticept and ALPN-303. We believe these contract manufacturers’ particular expertise in protein production, analytical development and fill/finish provide us with the capability to meet rapid timelines encompassing the development of production cell-lines to manufacturing of clinical trial quantities of the biopharmaceutical product.
We have successfully completed two cGMP manufacturing campaigns for acazicolcept and one cGMP campaign each for davoceticept and ALPN-303 and believe we have produced sufficient quantities of drug product necessary to execute our stated Synergy, NEON-1, NEON-2, and ALPN-303 Healthy volunteer clinical trials. We have not yet manufactured any of our proteins at commercial scale.
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
Specifically, our competitors include companies developing therapies with the same target(s) as acazicolcept, davoceticept and ALPN-303 as well as companies building novel platforms to generate immunomodulatory multi-specific antibody or non-antibody-based targeting proteins, particularly in the area of oncology or autoimmunity.

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
Davoceticept Program Competitors
There are numerous clinical trials for immuno-oncology products used as a single agent or in combination. One of the potentially novel attributes of the davoceticept program is that it has exhibited conditional CD28 costimulation and dual checkpoint inhibition in a single molecule interacting with multiple immune targets.
Examples of additional multi-target compounds for immuno-oncology are highlighted below. To our knowledge, there are currently no competitors with a single molecule capable of dual PD-L1/CTLA-4 antagonism and PD-L1-dependent CD28 agonism.
•wild-type CD80-Fc being developed by Five Prime Therapeutics, Inc., which was purchased by Amgen Inc. (FPT155);
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
•bispecific fusion protein targeting 4-1BB and PD-L1 being developed by Pieris Pharmaceuticals, Inc. and Servier Laboratories (PRS-344/S095012);
•bispecific monoclonal antibody targeting 4-1BB and PD-L1 being developed by Genmab A/S and BioNTech SE (GEN1046);
•trispecific monoclonal antibody/fusion targeting 4-1BB and PD-L1 being developed by Numab Therapeutics AG and CStone Pharmaceuticals Co., Ltd. (NM021/NM21-1480);
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
•bispecific monoclonal antibody/fusion protein targeting 4-1BB and PD-L1 being developed by ABL, Inc., and I-Mab Biopharma Co., Ltd. (ABL503/TJ-L14B);
•bispecific monoclonal antibody targeting PD-L1 and LAG-3 being developed by F-star Biotechnology Ltd. (FS118);
•bispecific monoclonal antibodies being developed by Xencor, Inc. including XmAb808 targeting CD28 and B7-H3, Vudalimab/XmAb20717 targeting CTLA-4 and PD-1, XmAb841/XmAb22841 targeting CTLA-4 and LAG-3, XmAb104/XmAb23104 targeting PD-1 and ICOS, and additional preclinical CD28 bispecific antibody programs;
•bispecific constructs called “DARTs” being developed by Macrogenics Inc., including Tebotelimab (MGD013) targeting PD-1 and LAG-3 and Lorigerlimab MGD019) targeting PD-1 and CTLA-4;
•DARPin® therapeutic candidate targeting 4-1BB and FAP being developed by Molecular Partners AG and Amgen, Inc (MP0310/AMG 506);
•bispecific monoclonal antibody targeting 4-1BB and FAP being developed by Tesaro, Inc., which was purchased by GlaxoSmithKline plc, targeting PD-1 and LAG-3;F. Hoffmann-La Roche AG (RO7122290);
•bispecific monoclonal antibody targeting 4-1BB and HER-2 being developed by Pieris Pharmaceuticals, Inc. (cinrebafusp alfa or PRS-343);
•small molecule antagonists being developed by Aurigene Ltd. and Curis, Inc., including CA-170 targeting PD-L1 and VISTA and CA-327 targeting PD-L1 and TIM-3;
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
•TACI-Fc being developed by Vera Therapeutics (atacicept);
•TACI-Fc being developed by RemeGen Ltd. (telitacicept (RC18));
•Anti-BAFF-R IgG1 being developed by Novartis AG (Ianalumab (VAY736));
•Anti-APRIL antibody being developed by Visterra, Inc., a subsidiary of Otsuka Pharmaceutical Co., Ltd. (sibeprenlimab (VIS649));
•Anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen, Inc. (rozibafusp alfa (AMG570/MEDI0700));
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
•Regeneron, Inc.: VEGF Trap and VelociSuite® antibody technology platforms;
•Five Prime Therapeutics, Inc., purchased by Amgen Inc.: Proprietary protein library and rapid protein production and testing platform; and
•Merus N.V. (Merus Multiclonics® including Biclonics® and Triclonics®): Discovery, screening, and identification platform for bispecific and trispecific antibodies.
Intellectual Property
Our scientific platform and substantially all our intellectual property have been developed internally. As of December 31, 2021, our patent portfolio consists of 47 granted patents and over 155 pending patent applications. Several of our initial patent applications are directed to our scientific platform itself. Other patent applications in our portfolio are directed to various target domains and research programs under development. Each of these patent applications is solely owned by us. As we continue the development of our scientific platform and target vIgDs, we intend to continue pursuing intellectual property protection for these technologies.
We have in-licensed some intellectual property and trade secret materials on a non-exclusive basis. To date, such non-exclusive in-licenses are solely related to commercially-available cell lines involved in the manufacture of our vIgD programs. To date, no other intellectual property related to our scientific platform has been in-licensed. We have out-licensed two programs under our TIP/SIP technology to Adaptimmune on an exclusive basis. Additionally, pursuant to the AbbVie Agreement, we have granted AbbVie an exclusive option to purchase an exclusive worldwide license to acazicolcept. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Finally, pursuant to the Horizon Agreement, we have granted Horizon an exclusive license of certain intellectual property and have entered into a collaboration for the development and commercialization of up to four preclinical candidates generated from Alpine’s unique discovery platform. These candidates include previously undisclosed multi-specific fusion protein-based therapeutic candidates for autoimmune and inflammatory diseases. No other out-licenses have been made.
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
•submission to the FDA of an Investigational New Drug, or IND, application which must become effective before human clinical trials in the U.S. may begin;
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
Under the Best Pharmaceuticals for Children Act, certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a “Written Request,” relating to the use of the active moiety of the therapeutic candidate in children. The FDA may not issue a Written Request for studies on unapproved or approved indications where it determines information relating to the use of a therapeutic candidate in a pediatric population, or part of the pediatric population, may not produce health benefits in that population. In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric studies for most therapeutic candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original or New Drug Applications, or NDAs, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the therapeutic candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the therapeutic candidate is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a noncompliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, in June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

Additionally, at the federal level, in 2020, the HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of prescription drugs from Canada and other countries, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. In January 2021, President Biden also issued an executive order to initiate a special enrollment period for people to obtain health insurance coverage through the ACA marketplace, and instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, among others. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Although no legislation or administrative actions have been finalized to implement these principles, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.
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
Other Healthcare Laws and Regulations
In the United States, the research, manufacturing, distribution, sale and promotion of drug products are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state attorneys general, and other state and local government agencies.
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
•the federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the Affordable Care Act, requiring applicable manufacturers of certain drugs and biologics, among other covered medical products for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to track and report annually certain payments and other transfers of value they make to covered recipients, including U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as nurse practitioners and physician assistants, among others) and teaching hospitals, as defined by law, as well as physicians’ and physicians’ immediate family members’ ownership and investment interests in the applicable manufacturer, which are subsequently made publicly available in a searchable format on the CMS Open Payments website; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency reporting and compliance laws, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
If our operations are found to be in violation of any of the U.S. federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We may also be subject to additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement with a governmental entity to resolve allegations that we have violated these laws. To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-approval requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
Human Capital
Our employees share a passion for meaningful work and are committed to solving the most complex problems in creating immunotherapies to treat cancer and autoimmune and inflammatory diseases. Our culture is guided by our core values of innovative thinking, collaboration, flexibility, bias for action, and healthy debate. As of December 31, 2021, we had 85 employees, of which 67 are engaged in research and development activities and 18 in general and administrative. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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

Item 1A. Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7, and our consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.
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
•the terms and scope of any approvals and the countries in which approvals are obtained;
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
•the willingness of patients to accept, and the willingness of physicians to prescribe, any new methods of administration;
•the success of our physician education programs;
•the availability of adequate government and third-party payor coverage and reimbursement;
•the willingness of patients to pay out-of-pocket in the absence of coverage by government and third-party payors;
•the pricing of our products, particularly as compared to alternative treatments;
•our ability to compliantly and effectively market and sell our products;
•the timing of market introduction of our therapeutic products as well as alternative treatments; and
•availability of alternative effective treatments for the disease indications our therapeutic products are intended to treat and the relative risks, benefits, and costs of those treatments.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, we are currently advancing the development of acazicolcept, davoceticept and ALPN-303; however, even with the significant investment of time and funding to advance these product candidates, we cannot guarantee that our clinical and preclinical development efforts will be successful. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs, or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or CROs deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
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
•delays in submitting IND applications or clinical trial applications, or comparable foreign applications, or delays or failure in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
Because we have limited financial and operational resources, we must prioritize our research programs and will need to focus our discovery and development on select product candidates and indications. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we intend to utilize with our clinical development strategy. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated acazicolcept in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of acazicolcept in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. Our Phase 2 study in SLE will materially increase our anticipated research and development spending. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding. We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for acazicolcept pursuant to our option and license agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we have initiated our Phase 1 studies of davoceticept as well as our Phase 1 study of ALPN-303 in healthy volunteers. We will have to conduct additional preclinical studies and human trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
Additionally, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees. In response to the COVID-19 public health emergency, the FDA has postponed some inspections and continues to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, has resumed prioritized domestic inspections, such as pre-approval and surveillance inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA continues to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices, the FDA may not be able to continue its current inspection pace or be unable to complete required inspections during the review period, or the review timelines could be extended. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
If we encounter delays or difficulties enrolling patients in our clinical trials and/or retention of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including supply chain disruptions, staffing shortages and other business and economic disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, as well as other disruptions resulting from the impact of public health factors, including the COVID-19 pandemic, business disruptions of our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until completion of treatment and adequate follow-up. The enrollment of patients depends on many factors, including:
•Inability to enroll, or delay in enrollment of, patients due to outbreaks and public health crises, such as the COVID-19 global pandemic, as further described under “Risk Factors — Risks Related to COVID-19 and Other Health Epidemics”;
•The patient eligibility criteria defined in the protocol;
•The perceived risks and benefits of the product candidate being studied;
•The size of the patient population required for analysis of the trial’s primary endpoints;
•The proximity of patients to trial sites;
•The design of the trial;
•Our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•Our ability to obtain and maintain patient consent;
•Geopolitical events in countries where we have or seek to have clinical trial sites;
•Reporting of the preliminary results of any of our clinical trials; and
•The risk that patients enrolled in clinical trials will drop out of the trials before completion of treatment and adequate follow-up.
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigation sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Geopolitical events in countries where we have or seek to have clinical trial sites can also negatively impact our ability to enroll patients in our trials. For example, we had intended to open trial sites in Russia for both our ongoing Synergy trial and our planned Phase 2 trial in SLE with ALPN-303. Following the start of the Russia-Ukraine conflict, we have decided to abandon our plans to open these sites. Although no sites in Russia had been opened, we must revise our plans and locate alternative trial sites in order to achieve targeted enrollment numbers for these trials. Any resulting delays in patient enrollment may increase our costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in significant negative consequences.
Clinical trials that involve cancer patients with significant co-morbidities are associated with increased risks as such participants may be particularly susceptible to safety and toxicity risks. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as safety and toxicity monitoring may be complicated and difficult to manage, which could result in patient death or other significant issues. Additionally, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factors, especially in oncology subjects who may suffer from other medical conditions and take other medications. Such risks are increased in clinical trials that evaluate combination therapies.
If serious adverse events or undesirable side effects arise, we could be required to suspend, delay, or halt our clinical trials and regulatory authorities could deny approval or require us to limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Side effects that are observed during the trial, whether treatment related or not, could also affect patient recruitment for future trials or the ability of enrolled patients to complete the trial or result in potential product liability claims.
Further, if serious adverse events or undesirable side effects are identified during development or after approval and are determined to be attributed to any of our product candidates, we may be required to develop Risk Evaluation and Mitigation Strategies, or REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry.
Any of these occurrences may harm our business, financial condition and prospects significantly. As discussed further in the risk factor below, FDA placed a partial clinical hold on the NEON-2 trial evaluating davoceticept in combination with Merck’s pembrolizumab in adults with advanced malignancies. This partial clinical hold was prompted by the death of a study participant in the NEON-2 trial. We are working closely with the FDA, Merck, the Safety Monitoring Committee, and the study investigators to further understand this event. FDA must lift the partial clinical hold before we can continue to enroll additional patients in this study. We can provide no assurances that FDA will lift the partial clinical hold for this study, or will do so in a timely manner. At this time, the full extent of this event on the NEON-2 trial is unclear.
Development of product candidates in combination with other therapies could expose us to additional risks.
Development of any of our product candidates in combination with one or more other therapies that have either been approved or not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities could expose us to additional risks, as combination therapies may increase the rate of serious or unexpected adverse events, which could result in a clinical hold as well as pre-approval and post-approval restrictions by the FDA or other regulatory authorities on the proposed combination therapy, including narrowing of the indication, warnings, additional safety data collection and monitoring procedures, and REMS, even if the cause of such serious or unexpected adverse events are not directly attributed to our product candidate. Any of these events or restrictions could have a material adverse effect on our business, development of our product candidates, delay our regulatory approval, and decrease the market acceptance and profitability of our product candidate if approved for a combination therapy.
We will not be able to market and sell any product candidate in combination with any unapproved therapies that do not ultimately obtain marketing approval. If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of other therapies used in combination therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any of our product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.
Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing approved therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the other therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies is prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
On March 7, 2022, we announced that the FDA placed a partial clinical hold on the NEON-2 trial evaluating davoceticept in combination with Merck’s pembrolizumab in adults with advanced malignancies. This partial clinical hold was prompted by the death of a study participant in the NEON-2 trial. The participant had choroidal melanoma previously treated with nivolumab and ipilimumab, and had received a single dose each of davoceticept and pembrolizumab. The participant’s death was attributed to cardiogenic shock, considered by the treating physicians as likely related to immune-mediated myocarditis, or possibly infection. We are working closely with the FDA, Merck, the Safety Monitoring Committee, and the study investigators to further understand this event and to evaluate the appropriate safety precautions before we resume enrollment of additional participants. Participants who are currently enrolled in the NEON-2 trial may continue to receive davoceticept and pembrolizumab, although no new participants may be enrolled until the partial clinical hold is resolved. We can provide no assurances that FDA will lift the partial clinical hold for this study, or will do so in a timely manner. This partial clinical hold does not affect the ongoing NEON-1 clinical trial of davoceticept as monotherapy (NCT04186637).
At this time, it is unclear what FDA will require before the partial hold can be removed or the full impact of this event. To the extent the FDA requires additional safety data to be collected in the NEON-2 trial, impose further or more stringent exclusion criteria, expand the size of the trial, or impose other restrictions or changes to our study protocol, or prolong the partial clinical hold for any reason, our clinical plans for the combination therapy would be delayed substantially and incur additional costs, which could have an adverse effect on our business, financial condition, results of operations and growth prospects. We may encounter further challenges with enrollment. If we fail to meet the additional requirements set by the FDA for resolving the partial clinical hold, we may be required to abandon the development of davoceticept in combination with pembrolizumab. Continued safety concerns could cause the FDA and other regulatory authorities or the IRB to terminate the NEON-2 trial, narrow the indication or impose other restrictions in the labeling even if we obtain regulatory approval for the combination therapy, such as implementation of REMS and addition of a black box warning, among other measures, any of which could decrease the demand, market acceptance and profitability of the combination therapy.
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
Many of the companies we compete against may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. For additional information regarding our competitors and the competitive landscape, please refer to the section of this report titled “Business — Competition.”

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
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in June 2020, we entered into the AbbVie Agreement for the development of acazicolcept and in December 2021, we entered into the Horizon Agreement pursuant to which we granted to Horizon rights to one of our existing preclinical biologic therapeutic programs and we and Horizon agreed to collaborate in the discovery, research and preclinical development of up to three additional autoimmune and inflammatory disease programs for other designated biological targets.

Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones (of which $45.0 million was achieved in the second quarter of 2021), an additional $75.0 million if AbbVie exercises its option with respect to acazicolcept following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales. Pursuant to the AbbVie Agreement, we will conduct certain development activities under a development plan that provides for, among other things, the generation of a data package in order for AbbVie to evaluate exercising its exclusive option, including all activities reasonably necessary to complete our Phase 2 study of acazicolcept in SLE. If we successfully complete these activities, AbbVie may not exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize acazicolcept or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. For additional information regarding the AbbVie Agreement, please refer to the Partnerships section within “Item 1. Business” of this report.
Pursuant to the terms of the Horizon Agreement, we received an upfront payment of $25.0 million as well as an equity investment for which they paid $15.0 million. We are also eligible to receive milestone payments upon our achievement of certain preclinical, clinical and regulatory and commercialization milestones, up to an aggregate amount of $381.0 million per program, or approximately $1.5 billion in total, if all milestones are met, as well as royalties on future product sales. Pursuant to the Horizon Agreement, we will conduct certain research activities under a research program; however, even if we successfully perform our obligations under the Horizon Agreement, there is no certainty that Horizon will continue the development of any of the programs, or, if development is continued, if such programs will ultimately succeed and receive regulatory approval. Horizon will have discretion in determining and directing its efforts and resources for future development activities and, if approval is obtained, commercialization and marketing of the approved drug. As a result, there can be no assurances that we will achieve additional milestones pursuant to the Horizon Agreement. For additional information regarding the Horizon Agreement, please refer to the Partnerships section within “Item 1. Business” of this report.
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
Continued advancement of our other product candidates and other development efforts depends, in part, upon the efforts of AbbVie, Horizon, and our other current or future collaborators. If our collaborators do not dedicate sufficient resources to the development of product candidates that are the subject of our agreements, such product candidates may never be successful and we may be ineligible to receive additional milestone payments or royalties pursuant to the terms of our arrangements, which could have a material adverse impact on our financial results and operations. Even if we and our collaborators dedicate sufficient resources to our collaboration agreements, neither we nor our collaborators may be effective in obtaining approvals for any therapeutic candidates or, if approved, the successful commercialization of any approved products. Collaborators may change their strategic focus or pursue alternative technologies after entering into a collaboration agreement with us, which could result in reduced, delayed or no revenue to us. Disputes regarding collaboration agreements, including disputes pertaining to ownership of intellectual property, may also arise and if we and our collaborators are unable to resolve such disputes, litigation proceedings may occur, which could further delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expenses, any of which could materially and negatively impact our business.
If third parties on which we depend to conduct our clinical or preclinical studies, or any future clinical trials, do not perform as expected, fail to satisfy regulatory or legal requirements, or miss expected deadlines, our development program could be delayed, which may result in materially adverse effects on our business, financial condition, results of operations, and prospects.
We rely, in part, on third-party clinical investigators, CROs, clinical data management organizations, and consultants to design, conduct, supervise, and monitor clinical trials and preclinical studies of our therapeutic candidates and may do the same for future clinical trials. Because we rely on third parties to conduct preclinical studies or clinical trials, we have less control over the timing, quality, compliance, and other aspects of preclinical studies and clinical trials than we would if we conducted all preclinical studies and clinical trials on our own. These investigators, CROs, and consultants are not our employees and we have limited control over the amount of time and resources they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw their time and resources away from our programs. The third parties with which we contract might not be diligent, careful, compliant, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful. Further, if any of our relationships with third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms.
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their expected duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials, or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and with legal, regulatory and scientific standards. The FDA and certain foreign regulatory authorities, such as the EMA, require preclinical studies to be conducted in accordance with applicable Good Laboratory Practices, or GLPs, and clinical trials to be conducted in accordance with applicable FDA regulations and Good Clinical Practices, or GCPs, including requirements for conducting, recording, and reporting the results of preclinical studies and clinical trials to assure data and reported results are credible and accurate and the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Any such event could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Because we rely on third-party manufacturing and supply partners, our supply of clinical trial materials may become limited or interrupted or may not be of satisfactory quantity or quality, and our dependence on these third parties may impair the advancement of our research and development programs.
We have established in-house recombinant protein generation capabilities for producing sufficient protein materials to enable a portion of our current preclinical studies. We rely on third-party supply and manufacturing partners to supply the materials, components, and manufacturing services for a portion of preclinical studies and also rely on such third parties for all our clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials for clinical trial supplies and our current manufacturing facilities are insufficient to supply such components and materials for all of our preclinical studies. Certain raw materials necessary for the manufacture of our therapeutic products, such as cell lines, are available from a single or limited number of source suppliers on a purchase order basis. There can be no assurance our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, of satisfactory quality or quantity, or continue to be available at acceptable prices. In particular, any replacement of our therapeutic substance manufacturer could require significant effort and expertise and could result in significant delay of our preclinical or clinical activities because there may be a limited number of qualified replacements. In addition, disruptions to ports and other shipping infrastructure, due in part to the impact of the ongoing COVID-19 pandemic, may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we have not yet suffered any direct, material negative impacts from these ongoing supply chain disruptions, we cannot be certain that we will not be impacted, which could increase our costs or negatively impact our development timelines.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any therapeutic candidate. To the extent we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for therapeutic candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our therapeutic candidates successfully. Our, or a third party’s, failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including as a result of:
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
As product candidates progress from preclinical studies to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, materials and processes, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent purity, identity, potency, quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and could affect planned or other clinical trials conducted with product candidates produced using the modified manufacturing methods, materials, and processes. This could delay completion of clinical trials and could require non-clinical or clinical bridging and comparability studies, which could increase costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved.
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
Furthermore, the FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a drug product may not be promoted by manufacturers for uses that are not approved by the FDA, as reflected in the FDA-approved labeling, although healthcare professionals are permitted to use drug products for off-label uses. The FDA, the Department of

Justice, the Inspector General of the Department of Health and Human Services, among other government agencies, actively enforce the laws and regulations prohibiting manufacturers’ promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including large civil and criminal fines, penalties, and enforcement actions. The FDA has also imposed consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed for companies that engaged in such prohibited activities. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
The FDA also has the authority to require a REMS plan either before or after approval, which may impose further requirements or restrictions on the distribution or use of an approved therapeutic. The EMA now routinely requires risk management plans, or RMPs, as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, the relevant governmental authority of any EU member state can request an RMP whenever there is a concern about the risk/benefit balance of the product.
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
Our business may become subject to economic, political, regulatory and other risks associated with international operations.
Our business is subject to risks associated with conducting business internationally, including our use of foreign clinical trial sites. Some of our suppliers, collaborators and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•economic instability or weakness, including inflation, reduced growth, diminished credit availability, weakened consumer confidence or increased unemployment;
•sociopolitical instability in particular foreign economies and markets;
•difficulties in compliance with non-U.S. laws and regulations;
•changes in non-U.S. regulations and customs, tariffs and trade barriers, including any changes that China may impose as a result of political tensions between the United States and China;
•changes in non-U.S. currency exchange rates and currency controls;
•trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities outside the United States; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.
Risks Related to Our Personnel and Operations
We will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of December 31, 2021, we had $215.4 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents, and investments will be sufficient to fund our planned level of operations, including anticipated capital expenditures, for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in January 2019, we issued in a private placement 4,706,700 shares of common stock and warrants to purchase an additional 1,835,610 shares of common stock for gross proceeds of approximately $25.3 million. In July 2020, we issued in a private placement 5,139,610 shares of common stock, prefunded warrants to purchase 790,710 shares of common stock and warrants to purchase an additional 1,779,096 shares of common stock for gross proceeds of approximately $60.0 million. In September 2021, we issued in a private placement 6,489,357 shares of common stock and prefunded warrants to purchase an additional 3,191,487 shares of common stock for gross proceeds of approximately $91.0 million. In December 2021, in connection with the Horizon Agreement, we sold 951,980 shares of our common stock to Horizon for which they paid $15.0 million. We also have a sales agreement in place with Cowen and Company, LLC, or Cowen, to sell up to $75.0 million of our common stock from time to time through an “at the market” equity offering under which Cowen will act as sales agent.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the year ended December 31, 2021, our net loss was $50.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
We have historically generated revenue primarily from the receipt of research funding and upfront and other payments under our collaboration agreements. We have not generated, and do not expect to generate, any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies, clinical trials, and the regulatory approval process for therapeutic candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our or our existing collaborators, or any future collaborators, successfully developing therapeutic candidates, obtaining regulatory approvals to market and commercialize therapeutic candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our therapeutic candidates or if sales revenue from any therapeutic candidate receiving approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, preliminary or topline data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Interim or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates.
Moreover, preliminary, interim and topline data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approval.
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
We have limited experience in therapeutic development and very limited experience with clinical trials of therapeutic candidates. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. For example, as we continue enrollment in our Phase 2 study in SLE and continue with the development of our other product candidates, we will need to hire additional personnel in clinical operations. We also must manage relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
•noncompliance with the U.S. Foreign Corrupt Practices Act (the FCPA) and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate; and
•a failure to report financial information or data accurately or a failure to disclose unauthorized activities to us.
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws, regulations, guidance and codes of conduct intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws, regulations, guidance statements, and codes of conduct may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive program, health care professional, and other business arrangements. As our business is heavily regulated, it involves significant interaction with government officials, including potentially officials of non-U.S. governments. Additionally, in many countries, healthcare providers are employed by the government, and the purchasers of biopharmaceuticals are government entities. As a result, our dealings with are subject to regulation and such healthcare providers and employees of such purchasers may be considered “foreign officials” as defined in the FCPA. Recently, the Securities and Exchange Commission, or SEC, and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology companies. We also may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations and if we fail to comply with these laws and regulations, we may face significant penalties, finds and/or denial of certain export privileges.
Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, including debarment or disqualification of those employees from participation in FDA regulated activities and serious harm to our reputation. This could include violations of provisions of the U.S. federal Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union General Data Protection Regulation.

It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance or codes of conduct. Furthermore, we may be held liable under the FCPA and similar laws in other jurisdictions for the corrupt or other illegal activities of our employees, our third-party business partners, representatives and agents, even if we do not explicitly authorize such activities. If any such governmental investigations or other actions or lawsuits are instituted against us, and we are not successful in defending such actions or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from government programs, or other sanctions.
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
Our current operations are located in facilities situated in Seattle, Washington. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, power outage, telecommunication failure, or other natural or man-made accidents or incidents resulting in our company being unable to fully utilize the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our therapeutic candidates, or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you the amounts of insurance will be sufficient to satisfy any damages and losses or that the insurance covers all risks. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations, and prospects.
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
Risks Related to Our Financial Position and Capital Needs
The investment of our cash and cash equivalents, in fixed income and other marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of December 31, 2021, we had $215.4 million in cash and cash equivalents, restricted cash, and investments. We expect to invest our excess cash in fixed income and other marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, enacted in December 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted in April 2020, significantly changed the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. We have generally accounted for changes related to the TCJA in accordance with our understanding of the legislation and guidance available as of the date of this filing as described in more detail in our financial statements and will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to the newly enacted federal tax law. In addition, adverse changes in the financial outlook of our operations or further changes in tax laws or regulations could lead to changes in our valuation allowances against deferred tax assets on our accompanying Consolidated Balance Sheets, which could materially affect our results of operations.
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
Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. The FDA has also published other COVID-19-related industry guidance, including updates to previous guidance documents, regarding Good Manufacturing Practices, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others. It is possible that additional governmental action will be taken to address the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations.
The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. For example, with the increased availability of vaccines in North America and certain countries around the world, the rate of additional COVID-19 infections and hospitalizations declined in certain locations for periods of time, resulting in relaxed restrictions and a general reopening of the economy and travel across many jurisdictions, however some jurisdictions continue to maintain or reimpose restrictions in view of increased hospitalization rates and cases due to COVID-19 variants. While certain of these developments are positive, reduced vaccine availability, resistance to vaccination by certain persons or ineffectiveness of vaccines against certain variants may result in increasing infection and hospitalization rates, which could be further complicated by the emergence of more virulent or infectious variants of the virus.
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
Certain of our research and development efforts are also conducted globally, for example the NEON-1 clinical trial and ALPN-303 healthy volunteer study include investigative sites in Australia and our Synergy trial includes investigative sites in Korea and Poland. A health epidemic or other outbreak, including the current COVID-19 outbreak, may materially and adversely affect our business, financial condition and results of operations. The extent to which the outbreak impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others.
Risks Related to Cybersecurity
Our computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. To the extent that any disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security incident were to result in any loss, destruction, or alteration of, unavailability of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure of or dissemination of any such information, or if any of these were perceived or reported to have occurred, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.
Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach or incident of or impacting our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.
Our information technology systems could face serious disruptions adversely affecting our business.
Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines, and connection to the Internet, face the risk of systemic failure potentially disruptive to our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems, or those of third parties that perform services or supply materials to us, could cause interruptions in our collaborations with our partners and delays in our research and development work.
Our facility is located in Seattle, Washington. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major flood, blizzard, fire, earthquake, power loss, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. Also, our contract development and manufacturing organizations’ and suppliers’ facilities are located in multiple locations where other natural disasters or similar events which could severely disrupt our operations, could expose us to liability and could have a material adverse effect on our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Risks Related to Our Intellectual Property
If we are not able to obtain and enforce patent protection for our technology, including therapeutic candidates, therapeutic products, and platform technology, development of our therapeutic candidates and platform, and commercialization of our therapeutic products may be materially and adversely affected.
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of December 31, 2021, our patent portfolio consists of 47 granted patents and over 155 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Patent offices may be affected by COVID-19 or other health epidemic shut-downs, resulting in, for example, non-essential administrative tasks being delayed or eliminated. This could affect patent rights, including the partial or complete loss of patent rights in jurisdictions such as the USPTO and international patent offices. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. As such, we do not know the degree of future protection we will have on our technology, including platform technology and therapeutic candidates and products. While we will endeavor to try to protect our technology, including platform technology and therapeutic candidates and products, with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive, and sometimes unpredictable, and we can provide no assurances our technology, including our platform technology, therapeutic candidates and products, will be adequately protected in the future against unauthorized uses or competing claims by third parties.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability. Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, revocation, nullification, or derivation action in court or before patent offices or similar proceedings before or after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the pending, allowed or granted claims thus attacked or may lose the allowed or granted claims altogether. Our patent risks include that:
•others may, or may be able to, make, use, offer to sell, or sell compounds that are the same as or similar to our therapeutic candidates and products but that are not covered by the claims of the patents we own or license;

•we or our licensors, collaborators, or any future collaborators may not be the first to file patent applications covering certain aspects of our technology, including our platform technology, therapeutic candidates and products;
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
We may rely upon intellectual property rights licensed from third parties to protect our technology, including platform technology and therapeutic candidates and products. To date, we have in-licensed some intellectual property on a non-exclusive basis relating to commercially-available cell lines involved in the manufacture of our vIgD programs; however, we may also license additional third-party intellectual property in the future, to protect our technology, including intellectual property relating to our platform technology and therapeutic candidates and products. Our success will depend in part on the ability of our licensors to obtain, maintain, and enforce patent protection for our licensed intellectual property, in particular those patents to which we have secured exclusive rights. Our licensors may elect not to prosecute, or may be unsuccessful in prosecuting, any patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies infringing these patents, or may pursue litigation less aggressively than we would. Further, any additional licenses we enter into may be non-exclusive and we may not be able to obtain exclusive rights, which would potentially allow third parties to develop competing products or technology. Without protection for, or exclusive right to, any intellectual property we may license, other companies might be able to offer substantially identical or similar product(s) for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we may need to sublicense any rights we have under third-party licenses to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under or result in termination of an agreement by one or more of our collaborators or any future strategic partners.
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
We or our licensors, collaborators, or any future strategic partners may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development of our therapeutic candidates and commercialization of our therapeutic products, or put our patents and other proprietary rights at risk.
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
Although we do not believe our technology infringes the intellectual property rights of others, we are aware of one or more patents or patent applications that may relate to our technology, and third parties may assert against our products alleging infringement of their intellectual property rights regardless of whether their claims have merit. Infringement claims could harm our reputation, may result in the expenditure of significant resources to defend and resolve such claims, and could require us to pay monetary damages if we are found to have infringed the intellectual property rights of others.
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
It is also possible we have failed to identify relevant third-party patents or applications. For example, patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our technology, including our platform technology and therapeutic candidates and products, could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our technology, including our platform technology and therapeutic candidates and products. Third-party intellectual property rights holders may also actively bring infringement claims against us. We cannot guarantee we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable, and time-consuming litigation and may be prevented from, or experience substantial delays in, marketing our technology, including therapeutic candidates and products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our technology, including a therapeutic product, held to be infringing. We might, if possible, also be forced to redesign therapeutic candidates or products so we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources we would otherwise be able to devote to our business.
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
In addition to seeking patent protection for certain aspects of our technology, including platform technology and therapeutic candidates and products, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants obligating them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We also cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Enforcing a claim in the event of a party illegally disclosing or misappropriating a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
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
Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union General Data Protection Regulation, and financial penalties may also apply.
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
•the data collected from clinical trials of our therapeutic candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular therapeutic candidate for which we are seeking approval. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process, and in determining when or whether regulatory approval will be obtained for any of our therapeutic candidates. Even if we believe the data collected from preclinical and clinical trials of our therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or in the product labeling or be subject to other restrictions. Regulatory authorities also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the therapeutic. In addition, the FDA has the authority to require a REMS plan as part of the approval of a BLA or NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the therapeutic and affect coverage and reimbursement by third-party payors.
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
•the federal Physician Payment Sunshine Act and its implementing regulations, also referred to as “Open Payments,” require applicable manufacturers of pharmaceutical and biological drugs, among other covered medical products, reimbursable under Medicare, Medicaid, or Children’s Health Insurance Programs to track and report to the CMS certain payments and transfers of value made in the previous year, including but not limited to, consulting fees, travel reimbursements, and research grants made to cover recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding physicians’ and their immediate family members’ ownership and investment interests in the applicable manufacturer, with limited exceptions; and
•analogous and similar state and foreign laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Ensuring our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement, or other government programs, including

Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause our company to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time, and resources.
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
In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, as a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, an annual 2% reduction to Medicare payments that took effect in 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. These across-the-board spending cuts could adversely affect our future revenues, earnings, and cash flows.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.
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
The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels and in other jurisdictions in which we may conduct trials or other activities, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.
As a healthcare company, our operations, clinical trial activities, and interactions with healthcare providers will be subject to extensive regulation in the United States, particularly if we receive FDA approval for any of our products in the future, and we may be subject to laws and regulations in other jurisdictions as we conduct clinical trials or engage in other activities in foreign jurisdictions. For example, if we receive FDA approval for a therapeutic for which reimbursement is available under a federal healthcare program, it would be subject to a variety of federal laws and regulations, including those prohibiting the filing of false or improper claims for payment by federal healthcare programs, prohibiting unlawful inducements for the referral of business reimbursable by federal healthcare programs, and requiring disclosure of certain payments and other transfers of value made to covered recipients in the previous year, including U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding certain physicians’ and their immediate family members’ ownership and investment interests in the applicable manufacturer, with limited exceptions. If our past or present operations, or those of our contractors or agents who conduct business on our behalf, are found to be in violation of any of these laws, we could be subject to enforcement action, government investigation, civil and criminal penalties, which could hurt our business, operations, and financial condition. It is not always possible to identify and deter misconduct by parties we may contract with, including employees, contractors, collaborators, CROs, and suppliers, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations
Similarly, some state laws prohibit, among other offenses, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program. We may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws imposing more stringent requirements on entities like us. Failure to comply with applicable laws and regulations could result in substantial penalties and adversely affect our financial condition and results of operations. Complying with new regulatory requirements and changes in the laws and regulations will increase our compliance cost and exposure to potential liability.
Additionally, the collection and use of health data in the EU is governed by the General Data Protection Regulation, or GDPR, which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Further, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts, as discussed in the risk factor below titled, “Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.”
Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.
In conducting and/or enrolling patients in our current or future clinical trials, we are subject to restrictions relating to privacy, data protection and data security and may be subject to additional restrictions as our clinical operations expand. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, or EU, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches (initially to supervisory authorities and, if the breach is serious enough, to individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a July 2020 decision by the Court of Justice for the European Union, or CJEU, that invalidated the EU-U.S. Privacy Shield and, to some extent, called into question the efficacy and legality of using standard contractual clauses (SCCs). To address certain concerns of the CJEU, the European Commission issued revised SCCs in June 2021. Regulatory guidance and other developments relating to cross-border personal data transfers, including the necessity of putting in place those revised SCCs and the UK SCCs, as discussed below, may increase the complexity of transferring personal data across borders and may require us to engage in additional contractual negotiations and to modify our policies and practices relating to the transfer and other processing of personal data. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.
Further, the vote in the United Kingdom, or UK, in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. The Data Protection Act of 2018, which “implements” and complements the GDPR, achieved Royal Assent on May 23, 2018 and is now effective in the UK along with a version of the GDPR referred to as the UK GDPR. Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations. Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. Additionally, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK. If approved by the UK Parliament, these standard contractual clauses become effective March 21, 2022, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.

Other jurisdictions also increasingly maintain laws and regulations addressing privacy, data protection, and information security. We may incur liabilities, expenses, costs, and other operational losses under GDPR and local laws of applicable EU member states, the UK, and other regions in connection with any measures we take to comply with them. Working to comply with the GDPR and other laws and regulations to which we are subject in Europe and other regions outside the United States relating to privacy, data protection, and information security will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities in those regions.
In addition, in California, the CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. While it exempts some data regulated by HIPAA and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the CPRA was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (CPA), becoming the third state to pass comprehensive consumer privacy legislation in the United States. These and other new laws that may be proposed or enacted could increase our potential liability and adversely affect our business.
Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Any actual or alleged failure to comply with U.S. or international laws and regulations relating to privacy, data protection, and data security could result in governmental investigations, proceedings and enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity, harm to our reputation, and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information or impose other obligations or restrictions in connection with our use, retention and other processing of information, and we may otherwise face contractual restrictions applicable to our use, retention, and other processing of information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
The United Kingdom’s recent withdrawal from the European Union and ongoing negotiations related to the United Kingdom’s trade and other relationships with the European Union continue to create political and economic uncertainty, particularly in the United Kingdom and the European Union. Any business we conduct, now and in the future, in the United Kingdom, the European Union, and worldwide could be affected as a result of this transition and there are multiple ways in which our business could be negatively affected.
Brexit is expected to disrupt the operation of pre- and post-authorization clinical trial infrastructure. As of January 1, 2021, European Union law applies only to the territory of Northern Ireland to the extent foreseen in the Protocol on Ireland / Northern Ireland. The rules around GMP and pharmacovigilance in the UK currently remain similar to the EU requirements. However, the Falsified Medicines Directive will not apply in Great Britain though it is likely that the UK will implement a procedure to minimize the risk of falsified medicines. Uncertainty in the regulatory framework and future legislation can lead to disruption in the execution of international multi-center clinical trials, the monitoring of adverse events in through pharmacovigilance programs, and determination of marketing authorization across different jurisdictions. There could also be disruption to the supply and distribution as well as the import/export both of active pharmaceutical ingredients and finished product. Such a disruption could create supply difficulties for ongoing clinical trials and may damage the integrity of the pharmacovigilance database for the safety of new products. The cumulative effects of the disruption to the regulatory framework, uncertainty in future regulation, and changes to existing regulations may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom and increase our costs. We cannot predict the impact of such changes and future regulation on our business or the results of our operations. Exposure to different and changing regulations in multiple foreign jurisdictions may increase our liabilities, expenses, costs, and other operational losses.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 51% of our common stock as of December 31, 2021. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. Additionally, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on November 19, 2021 and permits the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We have in the past and may again in the future sell shares of our common stock to strategic partners in connection with collaboration agreements, as we did in December 2021 in connection with our agreement with Horizon. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 3.0 million shares and 8.8 million shares, respectively, were exercisable as of December 31, 2021, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.” These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions our stockholders desire.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
From June 17, 2015 through July 24, 2017, our common stock was traded under the symbol “NVLS.” On July 24, 2017, in connection with the business combination of Nivalis Therapeutics, Inc. and Alpine Immune Sciences, Inc., we completed a 1-for-4 reverse stock split. Commencing on July 25, 2017, our common stock began trading on The Nasdaq Global Market under the symbol “ALPN.” As of March 7, 2022, we have approximately 26 stockholders of record for our common stock, which excludes stockholders whose shares were held in nominee or street name accounts through brokers.
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
Item 6. [Reserved]

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
Autoimmune/Inflammatory Diseases
Acazicolcept, is a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of SLE, SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and initiated patient dosing in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through December 31, 2021, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
ALPN-303 is a dual B cell cytokine antagonist, being developed for the treatment of B cell mediated inflammatory and autoimmune diseases. Engineered using our proprietary directed evolution platform, ALPN-303 potently inhibits BAFF, BLyS and APRIL, which play key roles in B cell development, differentiation, and survival, and together contribute to the pathogenesis of multiple autoimmune diseases such as SLE and many other autoantibody-related inflammatory diseases. Data presented at the ACR Convergence 2021 Annual Meeting demonstrated that ALPN-303 inhibits the activity of the B cell cytokines APRIL and BAFF more potently than wild-type TACI-Fc counterparts, as well as anti-BAFF and anti-APRIL monoclonal antibodies. In addition, ALPN-303 has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. A first-in-human, Phase 1 study of ALPN-303 in healthy volunteers began in the fourth quarter of 2021, with top-line results targeted by mid-2022. This randomized, placebo-controlled study is designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ALPN-303 administered intravenously and subcutaneously. We are planning to initiate patient-based studies in the second half of 2022 including SLE, and possibly other autoantibody-related diseases in other therapeutic areas.
In December 2021, we entered into the Horizon Agreement which grants Horizon an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds. Under the terms of the agreement, Horizon made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25 percent premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales.
Immuno-oncology
Our lead oncology program is davoceticept, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. In June 2020, we initiated NEON-1, a Phase 1 monotherapy dose escalation and expansion study in patients with advanced malignancies. Initial data from NEON-1 were presented at the 2021 ASCO Virtual Meeting demonstrating that davoceticept was well-tolerated as of the cutoff date (April 22, 2021) with evidence of peripheral T cell modulation consistent with CD28 agonism. In addition, although most enrolled participants had tumors considered classically non-responsive to immunotherapies, 61% (14 of 23 evaluable) derived clinical benefit as defined as a best outcome of stable disease or better. Completion of dose escalation for NEON-1 and initiation of expansion cohorts is anticipated in the first half of 2022.
In June 2021, we announced a collaboration and supply agreement with Merck to evaluate the safety and efficacy of davoceticept in combination with Merck’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in a Phase 1 dose escalation and expansion study. The clinical trial, NEON-2, was initiated in June 2021. As discussed above, on March 7, 2022, we announced that the FDA placed a partial clinical hold on the NEON-2 trial in response to the death of a study participant in the NEON-2 trial. The participant’s death was attributed to cardiogenic shock, considered by the treating physicians as likely related to immune-mediated myocarditis, or possibly infection. Participants who are currently enrolled in the NEON-2 trial may continue to receive davoceticept and pembrolizumab, although no new participants may be enrolled until the partial clinical hold is resolved. This partial clinical hold does not affect the ongoing NEON-1 clinical trial of davoceticept as monotherapy (NCT04186637).
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cell therapies, such as CAR-T, TCR-T, and TILs. In May 2019, we signed a collaboration and license agreement with Adaptimmune to develop next-generation SPEARTM T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and autoimmune/inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our lead autoimmune/inflammatory program acazicolcept through clinical development as part of the AbbVie Agreement, including conducting Synergy, our Phase 2 study for the treatment of SLE;
•aggressively move our second autoimmune/inflammatory program ALPN-303 through a Phase 1 study in healthy volunteers and into clinical studies for the treatment of B cell mediated autoimmune/inflammatory diseases;
•aggressively move our lead oncology program davoceticept through clinical development for the treatment of cancer; and
•maximize the value of our pipeline and platform via potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through December 31, 2021, excluding amounts borrowed through debt financing, we have raised an aggregate of $393.1 million to fund operations, of which $170.6 million was from the sale of common stock and warrants, $49.2 million was from the sale of convertible preferred stock, $129.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of December 31, 2021, we had cash, cash equivalents, restricted cash, and investments totaling $215.4 million.
Our net loss was $50.3 million, $27.9 million, and $41.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•initiate and complete nonclinical studies and clinical trials for our product candidates, including acazicolcept, a dual ICOS/CD28 antagonist program targeting autoimmune/inflammatory disorders, davoceticept, a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer, and ALPN-303, a dual B cell cytokine antagonist for B cell-mediated autoimmune/inflammatory diseases;
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
Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our collaboration and licensing agreements. We may generate revenue in the future from milestone payments received pursuant to our collaboration and licensing agreements with AbbVie, Horizon, Adaptimmune, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect revenue we generate, if any, will fluctuate from quarter to quarter.
Horizon
In December 2021, we entered into the Horizon Agreement which grants Horizon an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds.
Under the terms of the agreement, Horizon made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25 percent premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales. We will conduct our activities under the Existing Program and up to three Research Programs to deliver compounds meeting agreed criteria. In addition, Horizon will pay us for the costs and expenses of conducting such activities under the deliverables plans. Horizon will then assume responsibility for development and commercialization activities and costs.
For revenue recognition purposes, we determined that the Existing Program and each Research Program are distinct performance obligations. We allocated revenue to each performance obligation based on its relative stand-alone selling price. The future success-based payments related to development and regulatory milestones are probable of significant revenue reversal as the achievement is highly dependent on factors outside our control. Therefore, these milestone payments are fully constrained and are not initially included in the transaction price. We will continue to re-evaluate the transaction price each reporting period and update as uncertain events are resolved or other changes in circumstances occur. Any consideration related to commercial milestones and royalties will be recognized when the related sales occur.
AbbVie
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
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of certain predefined pre-option development milestones, or the Alpine Development Milestones, up to an aggregate amount of $75.0 million. In the second quarter of 2021, we achieved $45.0 million of the Alpine Development Milestones. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon

AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as the AbbVie Milestones. Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
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
We recognized revenue from the AbbVie Agreement of $23.4 million and $7.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 the remaining balance of the transaction price is $74.5 million and is recorded as current and noncurrent deferred revenue on our accompanying Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and will end upon the later of the exercise or expiration of the option.
Adaptimmune
In May 2019, we entered into the Adaptimmune Agreement with Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T cell products which incorporate our SIP and TIP technologies. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million and through December 31, 2021 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded to deferred revenue upon receipt and were recognized as revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our initial research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Consolidated Balance Sheets. Under the Adaptimmune Agreement, we recognized no revenue for the year ended December 31, 2021, and $2.3 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products. In February 2022, Adaptimmune selected an additional research program, triggering a $1.0 million upfront payment, which will be recorded as deferred revenue upon receipt and recognized to revenue based on employee hours contributed.

Research and Development Expenses
We focus our resources on research and development activities, including the conduct of preclinical studies, product development, regulatory support, and clinical trials for our product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses consist of:
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
The table below summarizes our research and development expenses for the periods indicated. Our direct research and development expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations for our product candidates, CROs, clinical trial sites, collaborators, and consultants. Other direct costs included direct research and development costs incurred before a selected product candidate begins clinical trials.
We use our employee and infrastructure resources across multiple research and development programs that we are advancing in parallel, and therefore do not allocate salaries, stock-based compensation, employee benefit expenses or other indirect costs related to our research and development to specific product candidates. These expenses are included in indirect research and development expense by type in the table below.
Our research and development expenses are summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Direct research and development expense by program:
Acazicolcept (ALPN-101)	$10,923	$4,814	$10,583
Davoceticept (ALPN-202)	10,640	4,697	8,393
ALPN-303	13,311	1,047	31
Other	515	62	236
Total direct research and development expense by program	35,389	10,620	19,243
Indirect research and development expense by type:
Personnel-related costs	17,456	11,697	11,169
Research and development supplies and services	2,833	2,042	2,589
Allocated facility, equipment and other expenses	3,064	2,826	2,846
Total indirect research and development expense	23,353	16,565	16,604
Total research and development expense	$58,742	$27,185	$35,847
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
We expect general and administrative expenses to increase as we expand infrastructure, headcount, and continue to prosecute our patents and other intellectual property. Other increases could potentially include increased costs for insurance, costs related to the hiring of additional personnel, and increased fees for directors, outside consultants, lawyers, and accountants. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies.
Interest Expense
Interest expense consists primarily of interest associated with our term loan with Silicon Valley Bank, or SVB, and the amortization of the related debt discount.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and investments.
Other (Expense) Income
For the years ended December 31, 2020 and 2019, other (expense) income consists primarily of research and development tax credits received by our wholly-owned Australian subsidiary and an employee retention tax credit related to COVID-19 relief legislation. Other (expense) income was immaterial for the year ended December 31, 2021.
Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
Collaboration revenue	$23,443	$9,335	$14,108
Operating expenses:
Research and development	58,742	27,185	31,557
General and administrative	14,560	10,899	3,661
Total operating expenses	73,302	38,084	35,218
Loss from operations	(49,859)	(28,749)	(21,110)
Other income (expense):
Interest expense	(816)	(775)	(41)
Interest income	259	245	14
Other (expense) income	(4)	1,333	(1,337)
Loss before taxes	(50,420)	(27,946)	(22,474)
Income tax (expense) benefit	87	6	81
Net loss	$(50,333)	$(27,940)	$(22,393)
 Collaboration Revenue
Revenue for the year ended December 31, 2021 consists of $23.4 million recognized under the AbbVie Agreement, an increase from prior year as we execute on our AbbVie Development Plan. Revenue for the year ended December 31, 2020 consists of $7.0 million recognized under the AbbVie Agreement and $2.3 million recognized under the Adaptimmune Agreement.

Research and Development Expenses
The $31.6 million increase in research and development expenses was primarily attributable to increases of $10.8 million in clinical trial activity primarily related to our Synergy and NEON studies, $10.0 million in contract manufacturing and process development of our product candidates primarily for acazicolcept and ALPN-303, and $4.8 million in preclinical and other research activities. Additionally, we had an increase of $5.7 million related to personnel expenses, which includes $1.2 million in stock-based compensation expense, and an increase of $0.3 million related to overhead and facilities.
General and Administrative Expenses
The $3.7 million increase in general and administrative expenses was primarily attributable to increases of $2.5 million in personnel related expenses, which includes $0.9 million in stock-based compensation expense, $0.8 million related to professional and legal services, and $0.4 million in insurance, facility and other costs to support the growth and expansion of our business.
Interest Expense
Interest expense relates primarily to interest paid on our term loan with SVB and the related non-cash interest expense associated with the amortization of the debt discount. Interest expense during the 2021 period is slightly higher due to additional interest related to the drawdown of the second tranche of our SVB loan in March 2020.
Interest Income
Higher average investment balances during 2021, combined with lower interest rates produced relatively consistent interest income as compared to the 2020 period.
Other (Expense) Income
Other expense during 2021 consisted of a loss on an asset disposal. In 2020, other income consisted of a $1.0 million research and development tax credit received by our wholly-owned Australian subsidiary and a $0.3 million employee retention tax credit related to COVID-19 relief legislation.
Comparison of Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019	Change
Collaboration revenue	$9,335	$1,740	$7,595
Operating expenses:
Research and development	27,185	35,847	(8,662)
General and administrative	10,899	9,467	1,432
Total operating expenses	38,084	45,314	(7,230)
Loss from operations	(28,749)	(43,574)	14,825
Other income (expense):
Interest expense	(775)	(338)	(437)
Interest income	245	1,248	(1,003)
Other (expense) income	1,333	812	521
Loss before taxes	(27,946)	(41,852)	13,906
Income tax (expense) benefit	6	—	6
Net loss	$(27,940)	$(41,852)	$13,912

Collaboration Revenue
Revenue for the year ended December 31, 2020 consists of $7.0 million recognized under the AbbVie Agreement and $2.3 million recognized under the Adaptimmune Agreement. Revenue for the year ended December 31, 2019 consists of $1.3 million related to the Adaptimmune Agreement and $0.4 million related to the milestone payment from Laurel from the sale of our GSNOR assets.
Research and Development Expenses
The $8.7 million decrease in research and development expenses was primarily attributable to decreases of $5.7 million in contract manufacturing and process development of our product candidates and $4.1 million in other research activities. The decreases were partially offset by increases of $0.6 million in clinical trial activity and $0.5 million in stock-based compensation.
General and Administrative Expenses
The $1.4 million increase in general and administrative expenses was primarily attributable increases of $0.8 million related to professional and legal services, $0.6 million in stock-based compensation and $0.4 million in insurance and facility costs to support the growth and expansion of our business. These increases were partially offset by a decrease of $0.4 million related primarily to personnel expenses.
Interest Expense
Interest expense relates primarily to interest paid on our term loan with SVB and the related non-cash interest expense associated with the amortization of the debt discount. The $0.4 million increase in interest expense is due to additional interest related to the drawdown of the second tranche of our SVB loan in March 2020.
Interest Income
The $1.0 million decrease in interest income is due primarily to less interest earned on our investments as we maintained a lower average investment balance during the 2020 period.
Other (Expense) Income
The $0.5 million increase in other (expense) income is attributable a $0.2 million increase in research and development tax credits received by our wholly-owned Australian subsidiary. Additionally, for the 2020 period, we recognized a $0.3 million employee retention tax credit related to COVID-19 relief legislation.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, debt, and payments received under our collaboration agreements. As of December 31, 2021, we had cash, cash equivalents, restricted cash, and investments totaling $215.4 million. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.

Equity Financing Agreements
In December 2021, in connection with the execution of the Horizon Agreement, we entered into a Stock Purchase Agreement with Horizon, or the Purchase Agreement, in which Horizon made an equity investment in Alpine of 951,980 shares of our common stock for approximately $15.76 per share, for an aggregate purchase price of $15.0 million. The purchase price represents a 25% premium to the volume-weighted average share price of our common stock for the 30-day period ended December 9, 2021. The shares are subject to lock-up restrictions, which, subject to certain exceptions, prohibit Horizon from selling the shares for a period of six months after the date of the Purchase Agreement. The shares were recorded at the fair value of our common stock on the effective date of the Horizon Agreement, with the excess of the proceeds recorded to deferred revenue.

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
In July 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. As of the date of this report, we have made no such sales under the Sales Agreement.
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
In January 2019, we entered into a securities purchase agreement, or the 2019 Securities Purchase Agreement, with a limited number of accredited investors, pursuant to which we sold approximately 4.7 million units, or the 2019 Units, for an aggregate purchase price of $25.3 million in a private placement, which we refer to as the Private Placement. Each 2019 Unit has a purchase price of $5.37 and consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the 2019 Securities Purchase Agreement, we issued approximately 4.7 million shares of common stock and warrants to purchase an aggregate of approximately 1.8 million shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years.
Debt Financing Agreements
In August 2019, we entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement, with SVB, pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million, or the Term Loans. Borrowings under the Loan Agreement consisted of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under our prior loan and security agreement with SVB. In March 2020, the second tranche of $5.0 million was funded to us. We did not draw down the final tranche of $5.0 million, which expired on July 31, 2020.
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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Among other events, a failure to make a required loan payment, an uncured covenant breach or a material adverse change in our business, operations or condition (financial or otherwise) could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. We were in compliance with our covenants as of December 31, 2021. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions. As of December 31, 2021, we had $8.2 million in outstanding principal and final fees due under our term loan agreement. See Note 9 for further discussion of our Term Loans.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash (used in) provided by operating activities	$(15,248)	$30,084	$(35,346)
Net cash (used in) provided by investing activities	(52,480)	(72,819)	16,763
Net cash provided by (used in) financing activities	100,764	61,381	24,255

 Net cash (used in) provided by operating activities:
Net cash used in operating activities was $15.2 million for the year ended December 31, 2021 and consisted primarily of our net loss of $50.3 million. This was offset by an increase of $27.3 million in our net operating assets and liabilities. Additionally, we had a $7.8 million increase in our net non-cash adjustments, which primarily relates to stock-based compensation, depreciation and amortization.
Net cash provided by operating activities was $30.1 million for the year ended December 31, 2020 and consisted primarily of our net loss of $27.9 million. This was offset by an increase of $52.9 million in our net operating assets and liabilities. This increase was primarily driven by the receipt of a $60.0 million upfront payment from AbbVie, which was recorded as current and noncurrent deferred revenue on our accompanying Consolidated Balance Sheets. Additionally, we had an increase of $5.1 million in our net non-cash adjustments, which primarily relates to stock-based compensation, depreciation and amortization.
Net cash used in operating activities was $35.3 million for the year ended December 31, 2019 and consisted primarily of our net loss of $41.9 million. This was offset by an increase of $3.2 million in our net operating assets and liabilities and an increase of $3.3 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net cash (used in) provided by investing activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash used in investing activities was $52.5 million for the year ended December 31, 2021 and consisted primarily of our purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities, partially offset by purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash used in investing activities was $72.8 million for the year ended December 31, 2020 and consisted primarily of our purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities, partially offset by purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by investing activities was $16.8 million during the year ended December 31, 2019 and consisted primarily of the maturities, sales and purchases of short-term investments in U.S. Treasury securities, commercial paper, and corporate debt securities, partially offset by purchases of property and equipment, primarily lab equipment, to support our research and development efforts.

Net cash provided by financing activities:
Net cash provided by financing activities was $100.8 million for the year ended December 31, 2021 and consisted primarily of the net proceeds of $90.7 million related to the sale of approximately 6.5 million shares of common stock and 3.2 million prefunded warrants under our 2021 Securities Purchase Agreement, $11.9 million in proceeds related to the fair value of our common stock purchased by Horizon in December 2021, and $0.5 million related to the exercise of stock options. These were partially offset by $2.4 million in principal payments on our debt.
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
Net cash provided by financing activities was $24.3 million for the year ended December 31, 2019 and consisted primarily of the net proceeds of $23.6 million related to the sale of approximately 4.7 million Units under our 2019 Securities Purchase Agreement and $2.0 million in net proceeds from our debt refinancing, partially offset by $1.3 million in principal payments on our debt.
Funding Requirements
We have incurred operating losses since inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under any collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above. Additionally, we have ongoing obligations with respect to our Loan Agreement, as described above, and our Operating Lease and certain contingencies, as described below.
Operating Lease
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC, or the Landlord, for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5 years. The lease term commenced in June 2019. The “Rent Commencement Date” began in March 2020, nine months after the commencement date. We were not required to pay base rent from the Rent Commencement Date through November 2020, the last day of the ninth month following the Rent Commencement Date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We received a tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as restricted cash in our accompanying Consolidated Balance Sheets. See further discussion of our operating lease in Note 10.
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
We have considered that our long-term operations anticipate continuing net losses and the need for potential equity or debt financing. We have also considered that new collaborations or selectively partnering our technology or programs may provide other sources of capital. However, there can be no assurances that additional funding or other sources of capital will be available on terms acceptable to us, or at all. Based on our current operating plan, we believe our available cash and cash equivalents and investments, will be sufficient to fund our planned level of operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in preclinical and clinical studies is costly, and the timing of progress in these studies remains uncertain. Further, inflation may affect our use of capital resources by increasing our cost of labor and clinical trial expenses. Our long-term funding requirements will consist of operational, capital, and manufacturing expenditures, including those contractual commitments described above. Because of the inherent risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our long-term anticipated preclinical studies and clinical trials.
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
Revenue Recognition
Revenue recognition is a critical accounting estimate due to the magnitude and nature of the upfront cash and milestone payments we receive. Our primary sources of revenue is derived from our collaboration and licensing agreements.
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune, AbbVie, and Horizon. See further discussion of our collaboration agreements in Note 11.
We allocate revenue to each performance obligation based on its relative stand-alone selling price. We generally determine stand-alone selling prices at the inception of the contract based on our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying Consolidated Balance Sheets and recognized as revenue when the related revenue recognition criteria are met. We recognize revenue under our collaboration agreements by using a cost-based input method to measure progress toward completion of the performance obligation, including employee hours contributed to each performance obligation, and to calculate the corresponding revenue to recognize each period.
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
We review the contributed employee hours and progress towards completion for each performance obligation under our collaboration agreements and adjust the revenue recognized to reflect changes in assumptions relating to the estimated satisfaction of the performance obligation. Revenue recognition may be accelerated in the event of early termination of programs or if our expectations change. Alternatively, revenue recognition may be decelerated if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the timing of revenue recorded in future periods could be materially impacted.
Stock-based Compensation
Stock-based compensation is recognized for all share-based payments based on the estimated fair value as of the date of grant. The fair value of our stock options is calculated using the Black-Scholes option pricing model, which requires us to apply our judgment regarding certain key assumptions including risk-free interest rate, expected term, volatility and dividend yield. For risk-free interest rate, we use the zero-coupon U.S. Treasury instruments security rate with a term equal to the expected life of the option. We use the “simplified method” for options to determine the expected term of stock options. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. For volatility, we analyzed the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price. Our assumed dividend yield is zero as we have never paid cash dividends and have no present intention to pay cash dividends. The fair value of restricted stock units, or RSUs, is based on the closing price of our common stock on the award date. Stock-based compensation expense is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis. For performance-based awards where the vesting of the options may be accelerated upon the achievement of certain milestones, the related stock-based compensation is recognized as expense when it is probable the milestone will be met. We recognize forfeiture of awards as they occur rather than estimating the expected forfeiture rate.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes, or Topic 740: Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application by clarifying and amending existing guidance. The standard is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard on January 1, 2021, and concluded that the adoption of the standard did not have a material impact on our consolidated financial statements and related disclosures.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Changes in Internal Control Over Financial Reporting
No significant changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Auditor Attestation
We ceased to be an “emerging growth company” under the JOBS Act effective December 31, 2020. However, for so long as we are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 11. Executive Compensation.
The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-K	001-37449	3.1	March 28, 2018
3.2	Amended and Restated Bylaws of the Registrant	10-K	001-37449	3.2	March 18, 2021
4.1	Form of Common Stock Certificate of the Registrant	10-K	001-37449	4.1	March 28, 2018
4.2	Warrant to Purchase Shares, dated December 16, 2016, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	10-K	001-37449	4.5	March 28, 2018
4.3	Form of Warrant to Purchase Shares of Common Stock issued to certain service providers on April 12, 2017 pursuant to the Amended and Restated 2015 Stock Plan, as amended	10-K	001-37449	4.6	March 28, 2018
4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated January 15, 2019, by and among the Registrant and the Purchasers party thereto	8-K	001-37449	10.3	January 16, 2019
4.5	Warrant to Purchase Common Stock, dated August 26, 2019, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	8-K	001-37449	4.1	August 28, 2019
4.6	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers party thereto	8-K	001-37449	10.3	July 24, 2020
4.7	Form of Prefunded Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers party thereto	8-K	001-37449	10.4	July 24, 2020
4.8	Description of Capital Stock	10-K	001-37449	4.1	March 18, 2021
4.9	Form of Prefunded Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 14, 2021, by and among the Alpine Immune Sciences, Inc. and the Purchasers party thereto	8-K	001-37449	10.3	September 14, 2021
10.1*	Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.4	June 25, 2015
10.2*	Form of Notice of Stock Option Grant and Stock Option Agreement for Employees under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.5	June 25, 2015
10.3*	Form of Notice of Stock Option Grant and Stock Option Agreement for Non-Employee Directors under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.6	June 25, 2015
10.4*	Nivalis Therapeutics, Inc. Employee Stock Purchase Plan	S-8	333-205220	4.7	June 25, 2015

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.5*	Form of Indemnification Agreement entered into by and between the Registrant and its directors and officers	S-1	333-204127	10.18	May 13, 2015
10.6*	Non-Employee Director Compensation Guidelines	10-K	001-37449	10.6	March 18, 2021
10.7*	Change of Control and Severance Policy	8-K	001-37449	10.1	December 11, 2017
10.8*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Mitchell H. Gold, M.D.	10-K	001-37449	10.33	March 28, 2018
10.9*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Paul Rickey	10-K	001-37449	10.35	March 28, 2018
10.10*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Stanford Peng, M.D., Ph.D.	10-K	001-37449	10.37	March 28, 2018
10.11*	Employment Agreement, dated as of June 1, 2021, by and between the Registrant and Zelanna Goldberg	10-Q	001-37449	10.2	August 10, 2021
10.12*	Form of Stand-Alone Inducement Stock Option Grant between the Registrant and Zelanna Goldberg	10-Q	001-37449	10.1	August 10, 2021
10.13*+	Separation Agreement, dated as of October 8, 2021, by and between the Registrant and Zelanna Goldberg
10.14*	Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.1	September 11, 2017
10.15*	Form of Option Agreement under the Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.2	September 11, 2017
10.16*	Alpine Immune Sciences, Inc. 2018 Equity Incentive Plan, as amended	8-K	001-37449	10.1	June 17, 2020
10.17*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.2	June 14, 2018
10.18*	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.1	January 27, 2020
10.19	Securities Purchase Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.1	January 16, 2019
10.20*	Alpine Immune Sciences, Inc. Executive Incentive Compensation Plan	8-K	001-37449	10.1	April 1, 2019
10.21	Lease Agreement, dated March 14, 2019, by and between the Company and ARE Seattle No. 28, LLC	10-Q	001-37449	10.6	May 9, 2019
10.22	Amended and Restated Loan and Security Agreement, dated August 26, 2019, by and among Alpine Immune Sciences, Inc., AIS Operating Co., Inc. and Silicon Valley Bank	8-K	001-37449	10.1	August 28, 2019
10.23**	Option and License Agreement, dated June 17, 2020, by and between Alpine Immune Sciences, Inc. and AbbVie Ireland Unlimited Company	10-Q	001-37449	10.2	August 11, 2020
10.24	Securities Purchase Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers named therein	8-K	001-37449	10.1	July 24, 2020
10.25	Registration Rights Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers named therein	8-K	001-37449	10.2	July 24, 2020
10.26	Sales Agreement, dated as of July 2, 2021, between Alpine Immune Sciences, Inc. and Cowen and Company, LLC	8-K	001-37449	1.1	July 2, 2021
10.27	Securities Purchase Agreement, dated September 14, 2021, by and among Alpine Immune Sciences, Inc. and the Purchasers thereto	8-K	001-37449	10.1	September 14, 2021

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.28	Registration Rights Agreement, dated September 14, 2021, by and among Alpine Immune Sciences, Inc. and the Purchasers thereto	8-K	001-37449	10.2	September 14, 2021
10.29	Exchange Agreement, dated September 14, 2021, by and between Alpine Immune Sciences, Inc. and Frazier Life Sciences VIII, L.P.	8-K	001-37449	10.4	September 14, 2021
10.30+**	License and Collaboration Agreement, dated December 15, 2021 by and between Alpine Immune Sciences, Inc. and Horizon Therapeutics Ireland DAC
10.31+	Stock Purchase Agreement, dated December 15, 2021 by and between Alpine Immune Sciences, Inc. and Horizon Therapeutics Ireland DAC
21.1	List of subsidiaries of the Registrant	10-K	001-37449	21.1	March 28, 2018
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Powers of Attorney (contained on signature page)
31.1+	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or a compensatory plan, contract or arrangement.

+	Filed herewith.

**	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because they are private, confidential and not material.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.

Date: March 17, 2022	By:	/s/ Mitchell H. Gold, M.D.
	Name:	Mitchell H. Gold, M.D.
	Title	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.

Date: March 17, 2022	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer

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

Name	Title	Date

/s/ Mitchell H. Gold, M.D.	Chief Executive Officer and Executive Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2022
Mitchell H. Gold, M.D.

/s/ Paul Rickey	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 17, 2022
Paul Rickey

/s/ Peter Thomson, M.D.	Director	March 17, 2022
Peter Thompson, M.D.

/s/ James N. Topper, M.D., Ph.D.	Director	March 17, 2022
James N. Topper, M.D., Ph.D.

/s/ Jay Venkatesan, M.D.	Director	March 17, 2022
Jay Venkatesan, M.D.

/s/ Robert Conway	Director	March 17, 2022
Robert Conway

/s/ Natasha Hernday	Director	March 17, 2022
Natasha Hernday

/s/ Christopher Peetz	Director	March 17, 2022
Christopher Peetz

/s/ Xiangmin Cui, Ph.D.	Director	March 17, 2022
Xiangmin Cui, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alpine Immune Sciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alpine Immune Sciences, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current and prior period audits of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Description of the Matter
Accounting for Revenue under the AbbVie Collaboration Agreement

As discussed in Note 11 to the consolidated financial statements, the Company entered into an option and license agreement with AbbVie Ireland Unlimited Company for the development of ALPN-101 in June 2020. Collaboration revenue recognized from the AbbVie Agreement was $23.4 million and $7.0 million for the year ended December 31, 2021 and 2020, respectively. The Company determined that all contractual promises related to the upfront payment and Alpine’s Development Milestone represent a single performance obligation and used a cost-based input method to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period.

Auditing the Company’s estimated measure of progress toward completion of the performance obligation is complex. A cost-based input method of revenue recognition requires management to make estimates of total expected costs to complete the performance obligation. In making such estimates, significant judgment is required to evaluate key assumptions related to cost estimates, including internal personnel efforts and third-party contract costs.

Description of the Matter
As discussed in Note 11 to the consolidated financial statements, the Company entered into an option and license agreement with AbbVie Ireland Unlimited Company for the development of ALPN-101 in June 2020. Collaboration revenue recognized from the AbbVie Agreement was $23.4 million and $7.0 million for the year ended December 31, 2021 and 2020, respectively. The Company determined that all contractual promises related to the upfront payment and Alpine’s Development Milestone represent a single performance obligation and used a cost-based input method to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period.

Auditing the Company’s estimated measure of progress toward completion of the performance obligation is complex. A cost-based input method of revenue recognition requires management to make estimates of total expected costs to complete the performance obligation. In making such estimates, significant judgment is required to evaluate key assumptions related to cost estimates, including internal personnel efforts and third-party contract costs.

How We Addressed the Matter in Our Audit	To test revenue recognized, we performed audit procedures that included, among others, gaining an understanding and testing the Company’s estimates of total expected costs including testing the completeness and accuracy of the underlying data, inspecting evidence of actual costs incurred and comparing with previous estimates. We evaluated any changes in the total expected costs, inspected communications between the Company and AbbVie regarding updates to estimated budgeted costs as well as any significant changes in its development plan, performed sensitivity analyses of key assumptions and compared the estimates to actual incurred costs for the same or similar activities. We discussed the basis for key assumptions with the Company's research and development personnel to assess management's key assumptions used in the Company's estimates of total expected costs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.
Seattle, WA
March 17, 2022

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$67,907	$34,959
Short-term investments	94,396	70,622
Accounts receivable	25,000	—
Prepaid expenses and other current assets	4,710	1,520
Total current assets	192,013	107,101
Restricted cash, noncurrent	254	254
Property and equipment, net	1,716	1,785
Operating lease, right-of-use asset	8,837	9,401
Long-term investments	52,866	25,549
Deferred tax asset	214	—
Total assets	$255,900	$144,090
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,349	$582
Accrued liabilities	9,417	5,777
Deferred revenue, current	51,773	31,627
Operating lease liability, current	617	655
Current portion of long-term debt	4,622	2,526
Total current liabilities	69,778	41,167
Deferred revenue, noncurrent	50,830	21,348
Operating lease liability, noncurrent	11,009	11,815
Long-term debt	3,380	7,602
Total liabilities	134,997	81,932
Commitments and contingencies
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at December 31, 2021 and 2020; zero shares issued and outstanding at December 31, 2021 and 2020	—	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2021 and 2020; 31,444,746 shares issued and 30,194,279 shares outstanding at December 31, 2021; 23,853,650 shares issued and 23,803,183 shares outstanding at December 31, 2020	30	24
Treasury stock, at cost; 1,250,467 shares and 50,467 shares at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	287,345	177,947
Accumulated other comprehensive (loss) gain	(273)	53
Accumulated deficit	(166,199)	(115,866)
Total stockholders’ equity	120,903	62,158
Total liabilities and stockholders’ equity	$255,900	$144,090

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Collaboration revenue	$23,443	$9,335	$1,740
Operating expenses:
Research and development	58,742	27,185	35,847
General and administrative	14,560	10,899	9,467
Total operating expenses	73,302	38,084	45,314
Loss from operations	(49,859)	(28,749)	(43,574)
Other income (expense):
Interest expense	(816)	(775)	(338)
Interest income	259	245	1,248
Other (expense) income	(4)	1,333	812
Loss before taxes	(50,420)	(27,946)	(41,852)
Income tax (expense) benefit	87	6	—
Net loss	$(50,333)	$(27,940)	$(41,852)
Comprehensive income (loss):
Unrealized loss on investments	(238)	(15)	29
Unrealized (loss) gain on foreign currency translation	(88)	58	(6)
Comprehensive loss	$(50,659)	$(27,897)	$(41,829)
Weighted-average shares used to compute basic and diluted net loss per share	25,476,889	20,826,466	18,358,864
Basic and diluted net loss per share	$(1.98)	$(1.34)	$(2.28)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	13,854,205	$14	50,467	$—	$90,664	$(13)	$(46,074)	$44,591
Issuance of Units in Private Placement, net of offering costs	4,706,700	5	—	—	23,593	—	—	23,598
Exercise of stock options	26,987	—	—	—	13	—	—	13
Stock-based compensation	—	—	—	—	3,041	—	—	3,041
Issuance of warrants					60			60
Unrealized gain on investments	—	—	—	—	—	29	—	29
Unrealized loss on foreign currency translation	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(41,852)	(41,852)
Balance, December 31, 2019	18,587,892	19	50,467	—	117,371	10	(87,926)	29,474
Issuance of Units in private offering, net of offering costs	5,139,610	5	—	—	56,253	—	—	56,258
Issuance of warrants	—	—	—	—	60	—	—	60
Issuance of common stock under equity incentive plans	75,681	—	—	—	123	—	—	123
Stock-based compensation					4,140			4,140
Unrealized loss on investments	—	—	—	—	—	(15)	—	(15)
Unrealized gain on foreign currency translation	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	(27,940)	(27,940)
Balance, December 31, 2020	23,803,183	24	50,467	—	177,947	53	(115,866)	62,158
Issuance of common stock in Private Placement, net of offering costs	6,489,357	6	—	—	90,727	—	—	90,733
Issuance of common stock to Horizon	951,980	1	—	—	11,928	—	—	11,929
Exchange of common stock for prefunded warrants	(1,200,000)	(1)	1,200,000	—	1	—	—	—
Stock-based compensation	—	—	—	—	6,240	—	—	6,240
Issuance of common stock under equity incentive plans	149,759	—	—	—	502	—	—	502
Unrealized loss on investments	—	—	—	—	—	(238)	—	(238)
Unrealized loss on foreign currency translation	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(50,333)	(50,333)
Balance, December 31, 2021	30,194,279	$30	1,250,467	$—	$287,345	$(273)	$(166,199)	$120,903

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(50,333)	$(27,940)	$(41,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	4	5	16
Depreciation expense	620	578	468
Amortization of premium/discount on investments	906	103	(360)
Non-cash interest expense	274	261	140
Deferred income tax	(214)	—	—
Stock-based compensation expense	6,240	4,140	3,041
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,063)	255	(408)
Right-of-use asset	564	592	1,553
Accounts payable and accrued liabilities	5,970	(491)	816
Deferred revenue	24,628	51,540	1,435
Lease liabilities	(844)	1,041	(195)
Net cash (used in) provided by operating activities	(15,248)	30,084	(35,346)
Investing activities
Purchases of property and equipment	(118)	(802)	(821)
Purchase of investments	(133,518)	(101,328)	(59,382)
Maturities of investments	81,156	29,311	75,575
Proceeds from the sale of investments	—	—	1,391
Net cash (used in) provided by investing activities	(52,480)	(72,819)	16,763
Financing activities
Proceeds from sale of common stock and warrants, net of offering costs	90,733	56,258	23,598
Proceeds from issuance of common stock to Horizon	11,929	—	—
Proceeds from borrowings, net of issuance costs	—	5,000	1,977
Repayment of debt	(2,400)	—	(1,333)
Proceeds from exercise of stock options	502	123	13
Net cash provided by financing activities	100,764	61,381	24,255
Effect of exchange rate on cash, cash equivalents and restricted cash	(88)	58	(6)
Net increase in cash and cash equivalents and restricted cash	32,948	18,704	5,666
Cash and cash equivalents and restricted cash, beginning of period	35,213	16,509	10,843
Cash and cash equivalents and restricted cash, end of period	$68,161	$35,213	$16,509
Supplemental Information
Recognition of right-of-use asset	$—	$—	$11,173
Cash paid for interest	$554	$490	$170
Discount in connection with issuance of debt	$—	$334	$—
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
A novel strain of coronavirus, SARS-CoV-2 (“COVID-19”), was first reported in December 2019, and subsequently declared a global pandemic by the World Health Organization in March 2020. As a result of the COVID-19 outbreak, many companies have experienced disruptions in their operations and in markets served. We have implemented some and may take additional temporary precautionary measures intended to help ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at December 31, 2021. The full extent of the future impacts of the continuing COVID-19 outbreak on our operations is uncertain and may adversely impact our business, including our clinical trials.
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
Segments
We operate as one operating segment and use cash flow as the primary financial measure to manage our business.
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
If the estimated fair value of a debt security is below its amortized cost basis, we evaluate whether it is more likely than not that we will sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. A credit loss exists if the present value of expected cash flows is less than the amortized cost basis of the security. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in other comprehensive income (loss). Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value deemed to be other than temporary are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) using the specific-identification method.
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
Impairment of Long-lived Assets
We evaluate our long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying value exceeds the undiscounted future cash flows estimated to result from the use and eventual disposition of the asset, we write down the asset to its estimated fair value. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the asset to its carrying value. We did not record any impairments in the years ended December 31, 2021, 2020 or 2019.
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
Leases
We account for our leases under Accounting Standards Codification (“ASC”) 842, Leases. Under this guidance, we applied the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components. Arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. As we do not know the lessor’s implicit rate, we use our incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results is front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments typically received under these arrangements include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune Therapeutics plc (“Adaptimmune”), AbbVie Ireland Unlimited Company (“AbbVie”), and Horizon Therapeutics Ireland DAC (“Horizon”). See further discussion of our collaboration agreements in Note 11.
We allocate revenue to each performance obligation based on its relative stand-alone selling price. We generally determine stand-alone selling prices at the inception of the contract based on our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying Consolidated Balance Sheets and recognized as revenue when the related revenue recognition criteria are met. We recognize revenue under our collaboration agreements by using a cost-based input method to measure progress toward completion of the performance obligation, including employee hours contributed to each performance obligation, and to calculate the corresponding revenue to recognize each period.
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
We review the contributed employee hours and progress towards completion for each performance obligation under our collaboration agreements, and adjust the revenue recognized to reflect changes in assumptions relating to the estimated satisfaction of the performance obligation. Revenue recognition may be accelerated in the event of early termination of programs or if our expectations change. Alternatively, revenue recognition may be decelerated if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the timing of revenue recorded in future periods could be materially impacted.
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
Stock-based Compensation
Stock-based compensation is recognized for all share-based payments based on the estimated fair value as of the date of grant. The fair value of our stock options is calculated using the Black-Scholes option pricing model, which requires judgmental assumptions including volatility, risk-free interest rate, expected term and dividend yield. The fair value of restricted stock units (“RSUs”) is based on the closing price of our common stock on the award date. Stock-based compensation is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis. For performance-based awards where the vesting of the options may be accelerated upon the achievement of certain milestones, the related stock-based compensation is recognized as expense when it is probable the milestone will be met. We recognize forfeiture of awards as they occur rather than estimating the expected forfeiture rate.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net loss and certain changes in equity excluded from net loss. For the years ended December 31, 2021, 2020, and 2019, other comprehensive loss consisted of unrealized gains and losses on our investments and unrealized gains and losses on foreign currency translation.
Foreign Currency Translation
Our wholly-owned Australian subsidiary uses the Australian dollar as its functional currency. All assets and liabilities related to this subsidiary are translated using period-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are included as components of comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The net loss per share for the year ended December 31, 2021 reflects 6,489,357 shares of our common stock issued pursuant to a private placement financing completed in September 2021 and 951,980 shares of our common stock issued in December 2021 pursuant to a private placement financing with Horizon. The net loss per share for the year ended December 31, 2020 reflects 5,139,610 shares of our common stock issued pursuant to the securities offering completed in July 2020. The net loss per share for the year ended December 31, 2019 reflects 4,706,700 shares of our common stock issued pursuant to a private placement financing completed in January 2019. The increased number of shares issued in these periods has affected the year-over-year comparability of our net loss per share calculations.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented.

	December 31,
	2021	2020	2019
Common stock warrants	3,666,435	3,673,551	1,877,094
Prefunded warrants to purchase common stock	5,182,197	790,710	—
Stock options and RSUs outstanding	5,877,309	4,175,345	3,252,144
Total	14,725,941	8,639,606	5,129,238
4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	December 31, 2021
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$50,277	$—	$—	$50,277
U.S. treasury bills	30,006	1	(100)	29,907
Corporate debt securities and commercial paper	117,492	2	(139)	117,355
Total	$197,775	$3	$(239)	$197,539

Classified as:
Cash equivalents				$50,277
Short-term investments				94,396
Long-term investments				52,866
Total				$197,539

	December 31, 2020
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$28,424	$—	$—	$28,424
U.S. treasury bills	18,122	8	—	18,130
Corporate debt securities and commercial paper	82,047	2	(9)	82,040
Total	$128,593	$10	$(9)	$128,594

Classified as:
Cash equivalents				$32,423
Short-term investments				70,622
Long-term investments				25,549
Total				$128,594
All investments held as of December 31, 2021 and 2020 were classified as available-for-sale debt securities and had contractual maturities of less than two years. There were no realized gains and losses on these securities for the periods presented. The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2021 was $83.0 million. We did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2021. Our available-for-sale debt securities are invested in highly liquid funds with high credit ratings that have a final maturity of two years or less on the date of purchase. Unrealized losses on these investments were primarily due to changes in interest rates. We evaluated our investments that are in an unrealized loss position and believe it is more likely than not that we will hold these investments until maturity and will recover the amortized cost basis of these investments.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
As of December 31, 2021 and 2020, cash of $17.6 million and $2.5 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Assets:	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$50,277	$—	$—	$50,277
U.S. treasury bills	29,907	—	—	29,907
Corporate debt securities and commercial paper	—	117,355	—	117,355
Total	$80,184	$117,355	$—	$197,539

Assets:	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$28,424	$—	$—	$28,424
U.S. treasury bills	18,130	—	—	18,130
Corporate debt securities and commercial paper	—	82,040	—	82,040
Total	$46,554	$82,040	$—	$128,594
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
6. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$3,132	$2,604
General equipment and furniture	479	479
Computer equipment and software	211	211
Leasehold improvements	85	85
Property and equipment, at cost	3,907	3,379
Less accumulated depreciation and amortization	(2,191)	(1,594)
Property and equipment, net	$1,716	$1,785

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Depreciation expense was $620,000, $578,000 and $468,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
7. Sale of Intangible Asset
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
In June 2018, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Laurel and completed the sale of global rights to the GSNOR asset. Upon the sale of the GSNOR assets, we derecognized the full carrying value of the intangible asset. As consideration under the Purchase Agreement, we received a non-refundable closing payment of $250,000, which was accounted for as a purchase of our intangible asset. In June 2019, we recognized as revenue an additional payment of $425,000, related to the asset purchase. In addition, we are eligible to receive milestone payments of up to $20.0 million, in the aggregate upon satisfaction by Laurel of certain regulatory approval milestones. We will also be eligible to receive royalty payments equal to a low single-digit percentage rate of worldwide net sales of any approved products.
8. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid research and development	$3,315	$517
Prepaid insurance	454	447
Deferred financing	352	—
Tenant improvement allowance receivable	—	84
Prepaid other	266	168
Other receivables	323	304
Prepaid expenses and other current assets	$4,710	$1,520
Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Research and development services	$5,536	$2,571
Employee compensation	3,084	2,619
Legal and professional fees	394	482
Accrued taxes	127	—
Accrued other	276	105
Accrued Liabilities	$9,417	$5,777
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other condition as remote. We were in compliance with our covenants as of December 31, 2021. As such, as of December 31, 2021, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
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
The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the Effective Date of the Term Loan, which resulted in a change of less than 10%. As a result, the remaining unamortized debt discount recorded in connection with the Original Agreement will be amortized to interest expense over the repayment term of Loan Agreement. In connection with the initial and second tranches of the Loan Agreement, we recorded a total debt discount of $812,000, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $274,000, $261,000, and $140,000, for years ended December 31, 2021, 2020, and 2019, respectively. The unamortized discount was $223,000 as of December 31, 2021.
Scheduled principal payments on our outstanding debt as of December 31, 2021 under our Loan Agreement, excluding final fee amounts, are as follows (in thousands):

Year Ending December 31,	Total
2022	$4,800
2023	2,800
Total future principal payments	$7,600

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Commitments and Contingencies
Operating Leases
We leased office and laboratory space located at 201 Elliott Avenue West, in Seattle, Washington, under an agreement classified as an operating lease that expired on December 31, 2019. In May 2017, as required by the terms of the lease, we entered into a line of credit to establish collateral to support the security deposit in an amount of $132,000, which was recorded as current restricted cash in our Consolidated Balance Sheets for the year ended December 31, 2019.
In March 2019, we entered into a lease for office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. Our option to extend the rental term of our lease was not considered reasonably certain as of December 31, 2021. The lease term commenced in June 2019. The “Rent Commencement Date” began in March 2020, nine months after the commencement date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We were not required to pay base rent from the Rent Commencement Date through November 2020, the last day of the ninth month following the Rent Commencement Date. We received a tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as noncurrent restricted cash in our accompanying Consolidated Balance Sheets.
As of December 31, 2021, our operating lease right-of-use assets and operating lease liability associated with our leases were $8.8 million and $11.6 million, respectively. Supplemental operating lease information for the year ended December 31, 2021 was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Operating lease cost	$1,837	$1,872
Variable lease cost	603	475
Total lease cost	$2,440	$2,347
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,117	$213
Weighted-average remaining lease term (years)	8.2	9.2
Weighted-average discount rate	10.7%	10.7%
Variable lease costs represent our share of the landlord’s operating expenses. We do not act as a lessor or have any leases classified as financing leases. Maturities of our operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Minimum Lease Payments
2022	$1,841
2023	2,057
2024	2,111
2025	2,167
2026	2,224
Thereafter	7,438
Total future minimum lease payments	17,838
Less: imputed interest	(6,212)
Operating lease liabilities	$11,626
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. License and Collaboration Agreements
Horizon
In December 2021, we entered into an exclusive license and collaboration agreement with Horizon (the “Horizon Agreement”) for the development and commercialization of up to four preclinical candidates generated from our unique discovery platform. The agreement includes licensing of one of our existing preclinical biologic therapeutic programs (the “Existing Program”), as well as a research partnership to jointly develop candidates for up to three additional autoimmune and inflammatory disease programs for other designated biological targets, (the “Research Programs”). These candidates include previously undisclosed multi-specific fusion protein-based therapeutic candidates for autoimmune and inflammatory diseases. We will advance candidate molecules to predefined preclinical milestones while Horizon will be responsible for the respective costs and, ultimately, Horizon will assume responsibility for development and commercialization activities and costs.
In connection with the execution of the Horizon Agreement in December 2021, we entered into a stock purchase agreement under which Horizon purchased 951,980 shares of our common stock in a private placement for approximately $15.76 per share and aggregate proceeds of $15.0 million. The shares were sold at a 25% premium to the volume-weighted average share price of our common stock for a specified 30-day period prior to entering into the agreement. The fair value of the common stock issued to Horizon of $11.9 million was recorded to equity, based on the closing price of common stock on the effective date of the Horizon Agreement. For accounting purposes, the $3.1 million difference between the cash proceeds and the fair value of the common stock was treated as additional consideration attributable to the Horizon Agreement.
Under the terms of the agreements, Horizon also paid us a non-refundable upfront payment of $25.0 million in the first quarter of 2022. In addition, we are eligible to receive up to $381.0 million per program, or up to approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Furthermore, we are eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on global net sales.
As of December 31, 2021, we recorded on our accompanying Consolidated Balance Sheets $28.1 million in current and noncurrent deferred revenue, of which $25.0 million relates to accounts receivable for the up-front payment and $3.1 million relates to the premium paid by Horizon on the stock issuance. As work under the Horizon license and collaboration agreement did not begin until 2022, we did not recognize any related revenue for the year ended December 31, 2021.
For revenue recognition purposes, we determined that the Existing Program and each Research Program are distinct performance obligations. We allocated revenue to each performance obligation based on its relative stand-alone selling price. The future success-based payments related to development and regulatory milestones are probable of significant revenue reversal as the achievement is highly dependent on factors outside our control. Therefore, these milestone payments are fully constrained and are not initially included in the transaction price. We will continue to re-evaluate the transaction price each reporting period and update as uncertain events are resolved or other changes in circumstances occur. Any consideration related to commercial milestones and royalties will be recognized when the related sales occur.
AbbVie
In June 2020, we entered into an option and license agreement with AbbVie (the “AbbVie Agreement”) for the development of ALPN-101 (“acazicolcept”). The AbbVie Agreement grants AbbVie the exclusive option to purchase an exclusive worldwide license to acazicolcept (the “License Option”). The License Option is exercisable by AbbVie at any time and will expire 90 days from the achievement of certain development milestones. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including conducting a Phase 2 study in systemic lupus erythematosus, based on an agreed-upon development plan (the “Development Plan”). We will be fully responsible for all costs incurred to conduct the activities under the Development Plan, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments proposed by AbbVie. We will also be solely responsible, at our sole cost and expense, for manufacturing and regulatory filings for acazicolcept necessary to complete activities under the Development Plan.
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of certain predefined pre-option development milestones (the “Alpine Development Milestones”) up to an aggregate amount of $75.0 million. In the second quarter of 2021, we achieved $45.0 million of the Alpine Development Milestones. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as (the “AbbVie

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Milestones”). Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
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
We recognized revenue from the AbbVie Agreement of $23.4 million and $7.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 the remaining balance of the transaction price is $74.5 million and is recorded as current and noncurrent deferred revenue on our accompanying Consolidated Balance Sheets. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Agreement”) to develop next-generation SPEAR T cell products. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million, and through December 31, 2021 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue upon receipt and were recognized to revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our initial research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Consolidated Balance Sheets. Under the Adaptimmune Agreement we recognized no revenue for the year ended December 31, 2021, and $2.3 million and $1.3 million for the years ended December 31, 2020, and 2019, respectively. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit royalties on worldwide net sales of the applicable products. In February 2022, Adaptimmune selected an additional research program, triggering a $1.0 million upfront payment, which will be recorded as deferred revenue upon receipt and recognized to revenue based on employee hours contributed.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. Stockholders’ Equity
Common Stock
Shares of common stock reserved for future issuance were as follows:

	December 31,
	2021	2020
Shares to be issued upon exercise of outstanding stock options	5,611,743	4,175,345
Shares to be issued upon release of RSUs	265,566	—
Shares to be issued upon conversion of common stock warrants	3,666,435	3,673,551
Shares to be issued upon conversion of prefunded warrants	5,182,197	790,710
Shares available for future stock grants	284,906	887,901
Shares to be issued under employee stock purchase plan	45,211	45,211
Shares of common stock reserved for future issuance	15,056,058	9,572,718
Securities Offerings
In September 2021, we entered into a securities purchase agreement (the “2021 Securities Purchase Agreement”) for a private placement with a select group of institutional investors, pursuant to which we sold 6,489,357 shares of our common stock (the “Shares”) and prefunded warrants to purchase 3,191,487 Shares (the “Prefunded Warrants”). The purchase price for each Share and for each Prefunded Warrant was $9.40 per share, for an aggregate purchase price of approximately $91.0 million. The Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share. We incurred $266,000 in financing costs associated with the 2021 Securities Purchase Agreement, which was netted against the proceeds within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
In September 2021, we entered into an exchange agreement (the “Exchange Agreement”) with Frazier Life Sciences VIII, L.P. (the “Exchanging Stockholder”), which Exchanging Stockholder is affiliated with a member of our board of directors, pursuant to which we exchanged an aggregate of 1,200,000 shares of common stock held by the Exchanging Stockholder for Prefunded Warrants (the “Exchange Warrants”) to purchase an aggregate of 1,200,000 shares of common stock. Upon the closing of the exchange, we reclassified 1,200,000 shares of common stock into treasury stock on our accompanying Consolidated Balance Sheets.
In July 2020, we entered into a securities purchase agreement (the “2020 Securities Purchase Agreement”) for a private placement with a select group of institutional investors, pursuant to which we sold 5,139,610 units (the “Common Units”) and 790,710 units (the “Prefunded Warrant Units”), for an aggregate purchase price of $60.0 million. Each Common Unit consists of one share of our common stock plus a warrant to purchase 0.3 shares of common stock (the “Common Stock Warrants”), and each Prefunded Warrant Unit consists of one prefunded warrant to purchase one share of common stock plus 0.3 Common Stock Warrants. The Prefunded Warrant Units and the Common Units are collectively referred to as the “Units” and each Unit has a purchase price of $10.1175. Pursuant to the terms of the 2020 Securities Purchase Agreement, we issued warrants to purchase 1,779,096 shares of common stock with an exercise price of $12.74 and a term of 3.5 years. Additionally, we issued 790,710 prefunded warrants, which became fully exercisable upon the closing date and have an exercise price of $0.001 per share. We incurred $3.7 million in financing costs associated with the 2020 Securities Purchase Agreement, which was netted against the proceeds within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
In January 2019, we entered into a securities purchase agreement (the “2019 Securities Purchase Agreement”) with a limited number of accredited investors, pursuant to which we sold 4,706,700 units (the “2019 Units”) for an aggregate purchase price of $25.3 million in a private placement (the “Private Placement”). Each 2019 Unit has a purchase price of $5.37 and consists of one share of our common stock and a warrant to purchase 0.39 shares of common stock. Pursuant to the terms of the 2019 Securities Purchase Agreement, we issued 4,706,700 shares of common stock and warrants to purchase an aggregate of 1,835,610 shares of common stock. The warrants have an exercise price of $12.74 and have a term of five years. We incurred $1.7 million in financing costs associated with the 2019 Securities Purchase Agreement, which was netted against the proceeds within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
The issuance of the securities sold under the 2021, 2020, and 2019 Securities Purchase Agreements have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. We filed registration statements for the 2021, 2020 and 2019 Securities Purchase Agreements with the SEC, which were declared effective by the SEC in November 2021, August 2020 and April 2019, respectively, which cover the resale of the shares of common stock issuable in connection with the private placements and upon exercise of the warrants. In May 2021, the registration statement

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
for the 2019 Securities Purchase Agreement was deactivated following the expiration of our obligation to maintain its effectiveness under the related registration rights agreement.
Financing Agreements
In July 2021, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. As of December 31, 2021, no sales have been made under the Sales Agreement.
Common Stock Warrants
We have issued warrants in connection with our securities offerings, SVB loans, and to certain non-employee professional advisers. Excluding the prefunded warrants we issued in connection with our securities offerings discussed above, the table below summarizes our warrant activity:

	Warrants Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)
Outstanding at December 31, 2020	3,673,551	$12.74	3.12
Exercised	(2,484)	5.02
Expired	(4,632)	97.12
Outstanding at December 31, 2021	3,666,435	$12.64	2.12
Exercisable at December 31, 2021	3,666,435	$12.64	2.12
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
Under our 2018 Plan we may issue stock options, stock appreciation rights, restricted stock, RSUs or performance shares. As of December 31, 2021 we have only issued stock options and RSUs. Our 2018 Plan provides for an annual increase in the number of shares reserved for insurance equal to the lesser of (1) 5% of the number of shares of common stock outstanding as of the last day of the preceding calendar year or (2) 1,500,000. However, our board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares. On January 1, 2022, a total of 1,500,000 additional shares were automatically added to the shares authorized under the 2018 Plan.
In July 2017, in connection with the merger, we assumed Nivalis’ Employee Stock Purchase Plan (the “ESPP”) and the 2015 EIP. Upon assumption of the ESPP, there were 45,211 shares available for issuance under the ESPP. As of December 31, 2021, we have not activated the ESPP.
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2021, a total of 6,616,862 shares of common stock were authorized for issuance under our 2018 Plan, 2015 Plan and 2015 EIP. A summary of stock option activity under our plans is presented below:

	Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	4,175,345	$5.30
Granted	1,940,518	$12.38
Exercised	(91,190)	$5.37
Forfeited	(412,930)	$9.88
Outstanding at December 31, 2021	5,611,743	$7.41	7.41	$36,465
Vested and expected to vest after December 31, 2021	5,471,743	$7.38	7.37	$35,685
Exercisable at December 31, 2021	2,944,273	$5.25	6.31	$26,053
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $546,000, $104,000 and $155,000, respectively. The fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $3.4 million, $4.2 million and $3.0 million, respectively.
A summary of our RSU activity under our plans is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2020	—	$—
Granted	265,566	$12.00
Non-vested at December 31, 2021	265,566	$12.00	1.95	$491
The aggregate intrinsic value of RSUs released during the years ended December 31, 2021 and 2020 was $0 and $1.6 million, respectively. The fair value of RSUs vested during the years ended December 31, 2021 and 2020 was $0 and $461,000, respectively. We had no RSU activity for the year ended December 31, 2019.
We utilize newly issued shares to satisfy option exercises and RSU releases. As of December 31, 2021, there was $16.4 million of unrecognized stock-based compensation expense related to approximately 2.9 million nonvested stock options and RSU awards that are expected to be recognized over a weighted-average period of 2.7 years.
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

	Years Ended December 31,
	2021	2020	2019
Weighted-average estimated fair value at grant	$8.44	$3.03	$4.14
Risk-free interest rate (1)	0.25% - 1.3%	0.38% - 1.68%	1.42% - 2.63%
Expected term of options (in years) (2)	3.49 - 6.08	5.27 – 6.90	5.27 – 6.08
Expected stock price volatility (3)	79% - 83%	73% - 82%	70% - 77%
Expected dividend yield (4)	—%	—%	—%
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
(4)We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.
Stock-based compensation expense is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Employee:
Research and development	$3,323	$2,145	$1,608
General and administrative	2,891	1,955	1,359
Non-Employee:
Research and development	24	34	68
General and administrative	2	6	6
Total stock-based compensation expense	$6,240	$4,140	$3,041
13. Income Taxes
Our loss before taxes is derived from domestic (United States) and foreign (Australian) sources as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$(48,932)	$(28,356)	$(38,234)
Foreign	(1,488)	410	(3,618)
Total	$(50,420)	$(27,946)	$(41,852)
The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
U.S. - Federal	$—	$—	$—
U.S. - State	—	(6)	—
Foreign	129	—	—
Total current	129	(6)	—
Deferred:
U.S. - Federal	—	—	—
U.S. - State	—	—	—
Foreign	(216)	—	—
Total deferred	(216)	—	—
Total income tax benefit	$(87)	$(6)	$—

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. Statutory rate	21.0%	21.0%	21.0%
Effect of:
Permanent differences	(0.4)%	0.1%	(0.1)%
Federal research and development credit	4.5%	2.6%	1.1%
Change in valuation allowance	(21.4)%	(20.7)%	(19.8)%
Global intangible low-taxed income recapture	(1.4)%	—%	—%
Stock-based compensation	(1.8)%	(2.8)%	(0.5)%
Foreign rate differential	0.2%	(0.1)%	0.6%
Other	(0.5)%	(0.1)%	(2.3)%
Effective income tax rate	0.2%	—%	—%
We recorded tax benefits of $87,000, $6,000, and $0, representing effective tax rates of 0.2% for the year ended December 31, 2021, and 0.0%, for the years ended December 31, 2020 and 2019, respectively. The $87,000 tax benefit for the year ended December 31, 2021 represents deferred tax benefits from true-ups and the removal of the valuation allowance in place against our foreign deferred tax assets, partially offset by income tax expense for current year activity.
The difference between the U.S. federal statutory tax rates of 21% and our effective tax rate in all periods is primarily due to changes in our valuation allowance related to our deferred tax assets and the generation and consumption of federal research and development tax credits. We have elected to treat taxes due on future U.S. inclusions in taxable income under the global intangible low-taxed income (“GILTI”) provision as a current-period expense when incurred. As such, expected future GILTI inclusions have not been factored into the measurement of our deferred taxes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$22,054	$21,992
Research and development credits	6,297	4,044
Intangible asset basis	13	24
Lease liability	2,476	2,619
Deferred revenue	8,333	—
Stock based compensation	1,672	1,337
Other	217	72
Gross deferred tax assets	41,062	30,088
Valuation allowance	(38,752)	(27,851)
Total deferred tax assets, net of valuation allowance	2,310	2,237
Deferred tax liabilities:
Prepaid expenses	(147)	(125)
Fixed asset basis	(93)	(137)
Right-of-use asset basis	(1,856)	(1,975)
Total deferred tax liability	(2,096)	(2,237)
Net deferred tax assets and liabilities	$214	$—
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. For the year ended December 31, 2021, we determined that based on an evaluation of the four sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and therefore we continued to record a full valuation allowance. For the year ended

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021, we determined that it was more likely than not that our foreign deferred tax assets would be realized. As such, we removed the valuation allowance previously in place against our foreign deferred tax assets as we have generated sufficient foreign taxable income to utilize all historical operating losses and are expecting future foreign taxable income. The valuation allowance increased by $10.9 million and $5.8 million during the year ended December 31, 2021 and 2020, respectively.
We have net operating loss (“NOL”) carryforwards as follows (in thousands):

	December 31,
	2021	2020	2019
Federal (before January 1, 2018)	$11,094	$11,094	$11,094
Federal (after January 1, 2018)	$91,592	$91,868	$67,500
State	$6,433	$6,433	$6,433
Foreign	$—	$—	$787
Federal NOL carryforwards created before January 1, 2018 begin to expire in 2037. Federal NOL carryforwards created after January 1, 2018 carryforward indefinitely. State NOL carryforwards begin to expire in 2038. Foreign NOLs carryforward indefinitely.
We have net research and development tax credit carryforwards as follows (in thousands):

	December 31,
	2021	2020	2019
Federal	$7,880	$5,063	$3,986
Federal research and development tax credit carryforwards begin to expire in 2035.
Current tax laws impose substantial restrictions on the utilization of research and development credit and NOL carryforwards in the event of an ownership change, as defined by the Internal Revenue Code Section 382 and 383. Such an event may limit our ability to utilize NOLs and research and development tax credit carryforwards. Under Internal Revenue Code Section 382 and 383, the 2017 merger with Nivalis is likely considered an ownership change with respect to the potential limitation of the Nivalis federal tax credits and NOLs. As such, it is likely that any future utilization of Nivalis federal tax credits and NOLs is substantially limited. Therefore, as of December 31, 2018, all Nivalis tax credit and NOL carryforwards have been reduced to zero.
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
The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	December 31,
	2021	2020	2019
Unrecognized benefits – beginning of year	$990	$775	$469
Gross increases (decreases) – prior year tax positions	—	(7)	—
Gross increases – current year tax positions	563	222	306
Unrecognized benefit – end of year	$1,553	$990	$775
All of the unrecognized tax benefits as of December 31, 2021 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $1.6 million of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest or penalties related to unrecognized tax benefits for 2021, 2020 and 2019.
We do not expect any significant change in our unrecognized tax benefits during the next twelve months.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Our material income tax jurisdictions are the United States (federal), California (state), and Australia (foreign). We are subject to audit for tax years 2012 and forward for federal purposes, 2017 and forward for California purposes, and 2019 and forward for foreign purposes.
14. Related Party Transactions
In September 2021, in connection with our 2021 Securities Purchase Agreement we issued 3,723,402 shares of common stock and 2,340,424 prefunded warrants to purchase shares of common stock for gross proceeds of approximately $57.0 million to certain of our stockholders whose beneficial ownership exceeded 5% prior to the completion of the 2021 Securities Purchases Agreement. Also in September 2021, we exchanged an aggregate of 1,200,000 shares of common stock held Frazier Life Sciences VIII, L.P. for Prefunded Warrants to purchase an aggregate of 1,200,000 shares of common stock.
None of the purchasers in the July 2020 private placement was a greater than 5% holder of our outstanding capital stock prior to the July 2020 private placement.
In January 2019, in connection with our 2019 Securities Purchase Agreement we sold an aggregate of 935,753 shares of common stock and issued warrants to purchase an aggregate of 364,943 shares of common stock for gross proceeds of approximately $5.0 million to certain of our 5% stockholders.
15. 401(k) Retirement Plan
We have adopted a 401(k) plan. All employees are eligible to participate, provided they meet the requirements of the plan. Through December 31, 2021, we have not matched employee contributions to the plan. Beginning in 2022, we will match the employees’ 401(k) contributions, at our discretion and not to exceed a prescribed annual limit.