Form 10-Q
period 2022-03-31
ALPINE IMMUNE SCIENCES, INC.
filed 2022-05-12
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2022, the registrant had 30,328,462 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

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
•We are an early-stage biopharmaceutical company with a history of losses, we expect to continue to incur significant loses for the foreseeable future, we may never achieve or maintain profitability, and we have a limited operating history that may make it difficult for investors to evaluate the potential success of our business.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,889	$67,907
Short-term investments	136,980	94,396
Accounts receivable	132	25,000
Prepaid expenses and other current assets	4,095	4,710
Total current assets	176,096	192,013
Restricted cash, noncurrent	254	254
Property and equipment, net	1,728	1,716
Operating lease, right-of-use asset	8,691	8,837
Long-term investments	46,948	52,866
Deferred tax asset	221	214
Total assets	$233,938	$255,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,903	$3,349
Accrued liabilities	9,203	9,417
Deferred revenue, current	51,760	51,773
Operating lease liability, current	647	617
Current portion of long-term debt	4,652	4,622
Total current liabilities	68,165	69,778
Deferred revenue, noncurrent	37,346	50,830
Operating lease liability, noncurrent	10,794	11,009
Long-term debt	2,206	3,380
Total liabilities	118,511	134,997
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 31,544,901 shares issued and 30,294,434 shares outstanding at March 31, 2022; 31,444,746 shares issued and 30,194,279 shares outstanding at December 31, 2021	30	30
Treasury stock, at cost; 1,250,467 shares at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	290,184	287,345
Accumulated other comprehensive loss	(1,061)	(273)
Accumulated deficit	(173,726)	(166,199)
Total stockholders’ equity	115,427	120,903
Total liabilities and stockholders’ equity	$233,938	$255,900
 The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Collaboration revenue	$13,629	$3,204
Operating expenses:
Research and development	16,311	10,437
General and administrative	4,775	3,256
Total operating expenses	21,086	13,693
Loss from operations	(7,457)	(10,489)
Other income (expense):
Interest expense	(154)	(217)
Interest income	145	63
Other expense	(57)	—
Loss before taxes	(7,523)	(10,643)
Income tax expense	(4)	—
Net loss	$(7,527)	$(10,643)
Comprehensive income (loss):
Unrealized loss on investments	(774)	(5)
Unrealized loss on foreign currency translation	(14)	(15)
Comprehensive loss	$(8,315)	$(10,663)
Weighted-average shares used to compute basic and diluted net loss per share	30,267,472	23,869,860
Basic and diluted net loss per share	$(0.25)	$(0.45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	23,803,183	$24	50,467	$—	$177,947	$53	$(115,866)	$62,158
Stock-based compensation	—	—	—	—	1,597	—	—	1,597
Issuance of common stock under equity incentive plans	78,955	—	—	—	202	—	—	202
Unrealized loss on investments	—	—	—	—	—	(5)	—	(5)
Unrealized loss on foreign currency translation	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(10,643)	(10,643)
Balance, March 31, 2021	23,882,138	$24	50,467	$—	$179,746	$33	$(126,509)	$53,294

Balance, December 31, 2021	30,194,279	$30	1,250,467	$—	$287,345	$(273)	$(166,199)	$120,903
Stock-based compensation	—	—	—	—	2,289	—	—	2,289
Issuance of common stock under equity incentive plans	100,155	—	—	—	550	—	—	550
Unrealized loss on investments	—	—	—	—	—	(774)	—	(774)
Unrealized loss on foreign currency translation	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(7,527)	(7,527)
Balance, March 31, 2022	30,294,434	$30	1,250,467	$—	$290,184	$(1,061)	$(173,726)	$115,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Operating activities
Net loss	$(7,527)	$(10,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	148	165
Amortization of premium/discount on investments	332	218
Non-cash interest expense	56	72
Loss on sale of property and equipment	57	—
Stock-based compensation expense	2,289	1,597
Changes in operating assets and liabilities:
Accounts receivable	24,868	—
Prepaid expenses and other current assets	613	(2,194)
Right-of-use asset	146	150
Accounts payable and accrued liabilities	(1,851)	(1,955)
Deferred revenue	(13,497)	(3,203)
Lease liabilities	(185)	(178)
Net cash provided by (used in) operating activities	5,449	(15,971)
Investing activities
Purchases of property and equipment	(26)	(39)
Purchase of investments	(46,277)	(9,907)
Maturities of investments	8,500	3,400
Net cash used in investing activities	(37,803)	(6,546)
Financing activities
Repayment of debt	(1,200)	—
Proceeds from exercise of stock options	550	202
Net cash (used in) provided by financing activities	(650)	202
Effect of exchange rate on cash, cash equivalents and restricted cash	(14)	(15)
Net decrease in cash and cash equivalents and restricted cash	(33,018)	(22,330)
Cash and cash equivalents and restricted cash, beginning of period	68,161	35,213
Cash and cash equivalents and restricted cash, end of period	$35,143	$12,883
Supplemental Information
Cash paid for interest	$104	$144

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited)

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
A novel strain of coronavirus, SARS-CoV-2 (“COVID-19”), was first reported in December 2019, and subsequently declared a global pandemic by the World Health Organization in March 2020. As a result of the COVID-19 outbreak, many companies have experienced disruptions in their operations and in markets served. We have implemented some and may take additional temporary precautionary measures intended to help ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at March 31, 2022. The full extent of the future impacts of the continuing COVID-19 outbreak on our operations is uncertain and may adversely impact our business, including our clinical trials.
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
The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the years ended December 31, 2021 and December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022 (“Annual Report”). The results of our operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
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
If the estimated fair value of a debt security is below its amortized cost basis, we evaluate whether it is more likely than not that we will sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. A credit loss exists if the present value of expected cash flows is less than the amortized cost basis of the security. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in other comprehensive income (loss). Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value deemed to be other than temporary are reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) using the specific-identification method.
3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.
The net loss per share for the three months ended March 31, 2022 reflects 6,489,357 shares of our common stock issued pursuant to a private placement financing completed in September 2021 and 951,980 shares of our common stock issued in December 2021 pursuant to a private placement financing with Horizon Therapeutics Ireland DAC (“Horizon”). The increased number of shares issued during the 2021 period has effected the year-over-year comparability of our net loss per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented.

	March 31,
	2022	2021
	(unaudited)
Warrants to purchase common stock	8,848,632	4,459,629
Stock options and restricted stock units outstanding	6,997,922	5,465,582
Total	15,846,554	9,925,211

4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	March 31, 2022
	(unaudited)
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$32,953	$—	$—	$32,953
U.S. treasury bills	59,212	1	(436)	58,777
Corporate debt securities and commercial paper	125,726	1	(576)	125,151
Total	$217,891	$2	$(1,012)	$216,881

Classified as:
Cash equivalents				$32,953
Short-term investments				136,980
Long-term investments				46,948
Total				$216,881

	December 31, 2021
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$50,277	$—	$—	$50,277
U.S. treasury bills	30,006	1	(100)	29,907
Corporate debt securities and commercial paper	117,492	2	(139)	117,355
Total	$197,775	$3	$(239)	$197,539

Classified as:
Cash equivalents				$50,277
Short-term investments				94,396
Long-term investments				52,866
Total				$197,539
All investments held as of March 31, 2022 and December 31, 2021 were classified as available-for-sale debt securities and had contractual maturities of less than two years. There were no realized gains and losses on these securities for the periods presented. The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2022 and December 31, 2021 was $122.2 million and $83.0 million, respectively. We did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2022 or December 31, 2021. Our available-for-sale debt securities are invested in highly liquid funds with high credit ratings that have a final maturity of two years or less on the date of purchase. Unrealized losses on these investments were primarily due to changes in interest rates. We evaluated our investments that are in an unrealized loss position and believe it is more likely than not that we will hold these investments until maturity and will recover the amortized cost basis of these investments.
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
As of March 31, 2022 and December 31, 2021, cash of $1.9 million and $17.6 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$32,953	$—	$—	$32,953
U.S. treasury bills	58,777	—	—	58,777
Corporate debt securities and commercial paper	—	125,151	—	125,151
Total	$91,730	$125,151	$—	$216,881

	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$50,277	$—	$—	$50,277
U.S. treasury bills	29,907	—	—	29,907
Corporate debt securities and commercial paper	—	117,355	—	117,355
Total	$80,184	$117,355	$—	$197,539
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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Prepaid research and development	$2,709	$3,315
Prepaid insurance	328	454
Deferred financing	362	352
Prepaid other	375	266
Other receivables	321	323
Prepaid expenses and other current assets	$4,095	$4,710

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Research and development services	$6,903	$5,536
Employee compensation	1,207	3,084
Legal and professional fees	522	394
Accrued taxes	252	127
Accrued other	319	276
Accrued Liabilities	$9,203	$9,417
7. Long-term Debt
In August 2019 (the “Effective Date”), we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million (the “Term Loans”). Borrowings under the Loan Agreement consisted of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under our prior loan and security agreement with SVB (the “Original Agreement”). In March 2020, the second tranche of $5.0 million was funded to us. We did not draw down the final tranche of $5.0 million, which expired on July 31, 2020.
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extended to June 30, 2021 if we received aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of the AbbVie agreement, discussed in detail in Note 9. As a result of the interest only extension, the Term Loans are payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
We may prepay all, but not less than all, of the Term Loans subject to a prepayment fee equal to $75,000, which represents the deferred portion of the final payment due under the Original Agreement, plus the outstanding principal balance under the Term Loans at the time of such prepayment multiplied by a prepayment fee of 2.0% in the first year, 1.0% in the second year, and 0.0% in the third year and thereafter. Additionally, a final payment in the amount of 5.5% of the funded Term Loans is payable to SVB on the date on which the Term Loans are prepaid, paid or become due and payable in full. The final payment fees are recorded in long-term debt with an offsetting reduction to debt discount in our accompanying Condensed Consolidated Balance Sheets.
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other conditions as remote. We were in compliance with our covenants as of March 31, 2022. As such, as of March 31, 2022, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
In connection with the Loan Agreement, we issued a warrant to SVB to purchase up to 52,083 shares of our common stock at a price of $4.32 per share, 17,361 shares of which became exercisable in August 2019 after we drew down the initial tranche. In March 2020, after we drew down the second tranche of our Term Loan, an additional 17,361 shares became exercisable. The remaining warrants did not vest and expired on July 31, 2020, upon the expiration of the third tranche of our Term Loan. The fair value of the warrants on the date of issuance for the initial tranche and second tranche was $60,000 and $60,000, respectively, determined using the Black-Scholes option-pricing model, and was recorded as a component of equity and as a debt discount in our accompanying Condensed Consolidated Balance Sheets. In connection with the predecessor loan agreement with SVB that we entered into in December 2016, SVB also holds 7,069 fully vested common stock warrants at an exercise price of $12.38 per share.

We recorded a total debt discount of $812,000 in connection with the Loan Agreement, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. Non-cash interest expense associated with the amortization of the discount was $56,000 and $72,000 for the three months ended March 31, 2022 and 2021, respectively. The unamortized discount was $167,000 as of March 31, 2022.
Scheduled principal payments on our outstanding debt as of March 31, 2022 under our Loan Agreement, excluding final payment fees, are as follows (in thousands):

Total
Year ending December 31,	(unaudited)
2022 (remainder of year)	3,600
2023	2,800
Total future principal payments	$6,400
8. Contingencies
Certain credits received related to our research and development expenditures and previously recorded within other income in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are subject to review by foreign taxing authorities. It is reasonably possible we may incur losses upon the completion of these reviews ranging from $0 to $1.8 million, which we could be required to repay to certain tax authorities.
9. License and Collaboration Agreements
AbbVie
In June 2020, we entered into an option and license agreement with AbbVie (the “AbbVie Agreement”) for the development of ALPN-101, (“acazicolcept”). The AbbVie Agreement grants AbbVie the exclusive option to purchase an exclusive worldwide license to acazicolcept (the “License Option”). The License Option is exercisable by AbbVie at any time and will expire 90 days from the achievement of certain development milestones. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including conducting our Phase 2 study in systemic lupus erythematosus, based on an agreed-upon development plan (the “Development Plan”). We will be fully responsible for all costs incurred to conduct the activities under the Development Plan, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments proposed by AbbVie. We will also be solely responsible, at our sole cost and expense, for manufacturing and regulatory filings for acazicolcept necessary to complete activities under the Development Plan.
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of certain predefined pre-option development milestones (the “Alpine Development Milestones”) up to an aggregate amount of $75.0 million. In the third quarter of 2021, we received $45.0 million of the Alpine Development Milestones, which were achieved in June 2021. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as (the “AbbVie Milestones”). Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
For revenue recognition purposes, we determined that our contractual promises in the AbbVie Agreement are not distinct and are interdependent with our performance obligation to provide research and development services under the Development Plan. Thus, all contractual promises related to the upfront payment and Alpine’s Development Milestones were combined into a single performance obligation. We determined the Alpine Development Milestone payments are probable of significant revenue reversal as the achievement is highly dependent on factors outside our control. Therefore, these milestone payments were fully constrained and were not initially included in the transaction price. In June 2021, we re-evaluated and updated the transaction price to include the achieved portion of the Alpine Development Milestones. We will continue to re-evaluate the transaction price each reporting period and update as uncertain events are resolved or other changes in circumstances occur. We expect to recognize the remaining deferred revenue over the remaining life of the Development Plan, which began in June 2020 and ends upon the later of the exercise or expiration of the option.

The License Option and the AbbVie Milestones were determined not to be performance obligations at the inception of the contract as they did not represent material rights. If exercised, the License Option and AbbVie Milestones will be accounted for as a separate contract and will be recognized as revenue if and when triggered. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur.
Horizon
In December 2021, we entered into an exclusive license and collaboration agreement with Horizon (the “Horizon Agreement”) for the development and commercialization of up to four preclinical candidates generated from our unique discovery platform. The agreement includes licensing of one of our existing preclinical biologic therapeutic programs (the “Existing Program”), as well as a research partnership to jointly develop candidates for up to three additional autoimmune and inflammatory disease programs for other designated biological targets (the “Research Programs”). These candidates include previously undisclosed multi-specific fusion protein-based therapeutic candidates for autoimmune and inflammatory diseases. We will advance candidate molecules to predefined preclinical milestones while Horizon will be responsible for the respective costs and, ultimately, Horizon will assume responsibility for development and commercialization activities and costs.
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
For revenue recognition purposes, we determined the transaction price at inception was $28.1 million, which consists of the upfront payment of $25.0 million and the $3.1 million premium on the stock purchase, and that the Existing Program and each Research Program are distinct performance obligations. We allocated revenue to each performance obligation based on its relative stand-alone selling price. The future success-based payments related to development and regulatory milestones are probable of significant revenue reversal as the achievement is highly dependent on factors outside our control. Therefore, these milestone payments are fully constrained and are not initially included in the transaction price. We will continue to re-evaluate the transaction price each reporting period and update as uncertain events are resolved or other changes in circumstances occur. Any consideration related to commercial milestones and royalties will be recognized when the related sales occur.
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Agreement”) to develop next-generation SPEAR T cell products. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million, and through March 31, 2022 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded as deferred revenue upon receipt and were recognized to revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our initial research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune in our accompanying Condensed Consolidated Balance Sheets. We recognized no revenue under the Adaptimmune Agreement for the three months ended March 31, 2022 and 2021. In addition, we are eligible for research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if respective pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products. In February 2022, Adaptimmune selected an additional research program, which will trigger a $1.0 million license payment upon mutual acceptance of the respective research plan.

Contract balances and revenue recognition
We report contract assets resulting from rights to consideration related to completed but unpaid research and development services within accounts receivable in our accompanying Condensed Consolidated Balance Sheets. Contract liabilities, representing advance consideration for licensing rights bundled with research and development services and other promises for which the underlying performance obligations have not yet been satisfied, are reported as deferred revenue in our accompanying Condensed Consolidated Balance Sheets. Contract liabilities are presented as current and noncurrent based on estimated timing of when the underlying performance obligations will be met. Respective balances are as follows (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Contract Assets	$132	$25,000
Contract Liabilities	$89,106	$102,603
We use cost-based input methods to measure progress towards completion of our performance obligations and to calculate the corresponding revenue to recognize under our contracts with customers each period. In applying the cost-based input, we use actual costs incurred relative to budgeted costs for each combined performance obligation. Actual costs consist primarily of labor of internal personnel and third-party contract costs. Revenue is recognized based on the level of costs incurred relative to the total estimated costs for the performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.
Collaboration revenue in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) disaggregated by customer is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
AbbVie	$5,960	$3,204
Horizon	7,669	—
Total collaboration revenue	$13,629	$3,204
Revenue recognized during the period that was included in the opening contract liability balance was $13.5 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively.
10. Stockholders’ Equity
Financing Agreements
In July 2021, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. As of March 31, 2022, no sales have been made under the Sales Agreement.
Equity Incentive Plans
On January 1, 2022, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 1,500,000 additional shares were automatically added to the shares authorized under the 2018 Plan.

During the three months ended March 31, 2022, we issued stock option grants totaling 1,291,150 shares with a weighted average exercise price of $12.08 per share and 3,750 shares of restricted stock units (“RSUs”) at a grant date fair value of $9.00 per share to eligible employees and board members.
Stock-Based Compensation Expense
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. The fair value of RSUs is equal to the closing stock price on the date of grant. We recognize the fair value of stock-based compensation as compensation expense over the requisite service period, which is the vesting period. Stock-based compensation is classified in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Employee:
Research and development	$1,274	$800
General and administrative	981	787
Non-Employee:
Research and development	34	8
General and administrative	—	2
Total stock-based compensation expense	$2,289	$1,597
11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 0.05% and 0% for the three months ended March 31, 2022 and 2021, respectively. The difference between the effective tax rate of 0.05% and 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2022 and 2021, respectively, was primarily due to recognizing a full valuation allowance on deferred tax assets.
As of March 31, 2022, we determined that, based on an evaluation of our sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and therefore we continued to record a full valuation allowance. We did not record significant current tax liabilities or expense during the three months ended March 31, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021, included in our Annual Report on Form 10-K, or the “Annual Report”, filed with the SEC on March 17, 2022.
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
•our expectations regarding market risk, including interest rate changes and general macroeconomic conditions;
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
Autoimmune/Inflammatory Diseases
Acazicolcept (ALPN-101) is a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of systemic lupus erythematosus, or SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and initiated patient dosing in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through March 31, 2022, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
ALPN-303 is a dual B cell cytokine antagonist, being developed for the treatment of B cell mediated inflammatory and autoimmune diseases. Engineered using our proprietary directed evolution platform, ALPN-303 potently inhibits the pleiotropic B cell cytokines B cell activating factor (BAFF, BLyS), and a proliferation inducing ligand, or APRIL, which play key roles in B cell development, differentiation, and survival, and together may contribute to the pathogenesis of multiple autoimmune diseases, including SLE. Data presented at the American College of Rheumatology, or ACR, Convergence 2021 Annual Meeting demonstrated that ALPN-303 inhibits the activity of the B cell cytokines APRIL and BAFF more potently than wild-type TACI-Fc counterparts, as well as anti-BAFF and anti-APRIL monoclonal antibodies. In addition, ALPN-303 has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. A first-in-human, Phase 1 study of ALPN-303 in healthy volunteers began in the fourth quarter of 2021, with preliminary data to be presented as a part of a poster at the 2022 European Alliance of Associations for Rheumatology, or EULAR, congress. This randomized, placebo-controlled study is designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ALPN-303 administered intravenously and subcutaneously. Following the completion of the Phase 1 study, we plan to initiate a Phase 2 study in SLE and, in parallel, plan to initiate at least one basket study in renal, hematologic and/or dermatologic indications by the end of 2022.
In December 2021, we entered into an exclusive license and collaboration agreement with Horizon Therapeutics Ireland DAC, or Horizon, which grants Horizon an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds. Under the terms of the agreement, Horizon made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25 percent premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales.
Immuno-oncology
Davoceticept (ALPN-202), is a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. Results from the dose-escalation portion of NEON-1 (NCT04186637), a first-in-human, dose-escalation and expansion study of davoceticept monotherapy in 48 evaluable participants with advanced malignancies were presented at the 2022 Annual Meeting of the American Association for Cancer Research, or AACR. Despite a highly heterogeneous, heavily pretreated, advanced solid tumor population, including predominantly tumors considered unresponsive to immunotherapy, early evidence of encouraging clinical benefit and anti-tumor activity has been observed. In addition, davoceticept was well-tolerated and exhibited largely dose-dependent pharmacokinetics and pharmacodynamics, including relevant immune activation such as increased T cell activation, expansion of central memory T cells, and reduction in regulatory T cells. Monotherapy expansion cohorts are open for enrollment.
In June 2021, we announced a collaboration and supply agreement with Merck to evaluate the safety and efficacy of davoceticept in combination with Merck’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in a Phase 1 dose escalation and expansion study. The clinical trial, NEON-2, was initiated in June 2021. On March 7, 2022, we announced that the U.S. Food and Drug Administration, or FDA, placed a partial clinical hold on our NEON-2 trial evaluating davoceticept in combination with pembrolizumab in adults with advanced malignancies. The partial clinical hold was prompted by our report of a Grade 5 serious adverse event (patient death) in the NEON-2 trial. The participant had choroidal melanoma previously treated with nivolumab and ipilimumab, and had received a single dose each of davoceticept and pembrolizumab. The participant’s death was attributed to cardiogenic shock, considered by the treating physicians as likely related to immune-mediated myocarditis, or possibly infection. Participants who are currently enrolled in the NEON-2 trial may continue to receive davoceticept and pembrolizumab, although no new participants may be enrolled until the partial clinical hold is resolved. This partial clinical hold does not affect the ongoing NEON-1 clinical trial of davoceticept as monotherapy (NCT04186637).
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cell therapies such as chimeric antigen receptor T cells, T cell receptor-engineered T cells, and tumor infiltrating lymphocytes. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEAR™ T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Our goal is to discover and develop modern therapies to treat patients with serious conditions such as cancer and autoimmune/inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our most advanced autoimmune/inflammatory program acazicolcept through clinical development as part of our Option and License Agreement with AbbVie, or the AbbVie Agreement, including conducting Synergy, our Phase 2 study for the treatment of SLE;
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
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through March 31, 2022, excluding amounts borrowed through debt financing, we have raised an aggregate of $418.1 million to fund operations, of which $185.6 million was from the sale of common stock and warrants, $49.2 million was from the sale of convertible preferred stock, $139.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of March 31, 2022, we had cash, cash equivalents, restricted cash, and investments totaling $219.1 million.
Our net loss was $7.5 million and $10.6 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

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
The License Option and the AbbVie Milestones were determined not to be performance obligations at the inception of the contract as they did not represent material rights. If exercised, the License Option and AbbVie Milestones will be accounted for as a separate contract and will be recognized as revenue if and when triggered. Any consideration related to sales-based royalties and profit-sharing payments will be recognized when the related sales occur.

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
We recognized revenue from the AbbVie Agreement of $6.0 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and will end upon the later of the exercise or expiration of the option.
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
We recognized revenue from the Horizon Agreement of $7.7 million for the three months ended March 31, 2022.
Adaptimmune
In May 2019, we entered into the Adaptimmune Agreement with Adaptimmune, a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors, to develop next-generation SPEAR T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP™ and TIP™) technology. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies. In June 2019, under the terms of the Adaptimmune Agreement, we received an upfront license payment of $2.0 million and through March 31, 2022 we have received an additional $1.6 million in research support payments to fund ongoing programs. These payments were recorded to deferred revenue upon receipt and were recognized as revenue based on employee hours contributed to each performance obligation. In the fourth quarter of 2020, based on the completion of our initial research and development efforts in connection with our performance obligations, we recognized the remaining balance in deferred revenue associated with Adaptimmune on our accompanying Condensed Consolidated Balance Sheets. Under the Adaptimmune Agreement we recognized no revenue for the three months ended March 31, 2022 and 2021. In addition, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if all pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
In February 2022, Adaptimmune selected an additional research program, which will trigger a $1.0 million license payment upon mutual acceptance of the respective research plan.

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
The table below summarizes our research and development expenses for the periods indicated. Our direct research and development expenses consist primarily of expenses incurred pursuant to agreements with third-party manufacturing organizations for our product candidates, contract research organizations, or CROs, clinical trial sites, collaborators, and consultants. Other direct costs included direct research and development costs incurred before a selected product candidate begins clinical trials.
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
Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended
	2022	2021
Direct research and development expense by program:
Acazicolcept	$2,763	$1,224
Davoceticept	3,427	1,253
ALPN-303	2,781	2,840
Other	84	170
Total direct research and development expense by program	9,055	5,487
Indirect research and development expense by type:
Personnel-related costs	5,879	3,367
Research and development supplies and services	664	764
Allocated facility, equipment and other expenses	713	819
Total indirect research and development expense	7,256	4,950
Total research and development expense	$16,311	$10,437
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
Other Expense
Other expense consists of a loss on the sale of equipment.
JOBS Act
We ceased to be an “emerging growth company” under the JOBS Act effective December 31, 2020. However, for so long as we are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant or material changes in our significant accounting policies during the three months ended March 31, 2022, as compared to those disclosed in our Annual Report.

Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Increase/ Decrease
	2022	2021
	(unaudited)
Collaboration revenue	$13,629	$3,204	$10,425
Operating expenses:
Research and development	16,311	10,437	5,874
General and administrative	4,775	3,256	1,519
Total operating expenses	21,086	13,693	7,393
Loss from operations	(7,457)	(10,489)	3,032
Other income (expense):
Interest expense	(154)	(217)	63
Interest income	145	63	82
Other expense	(57)	—	(57)
Loss before taxes	(7,523)	(10,643)	3,120
Income tax expense	(4)	—	(4)
Net loss	$(7,527)	$(10,643)	$3,116
Collaboration Revenue
Revenue for the three months ended March 31, 2022, consists of approximately $7.7 million related to the Horizon Agreement and approximately $6.0 million related to the AbbVie Agreement. Revenue for the three months ended March 31, 2021, consists of $3.2 million related to the AbbVie Agreement.
Research and Development Expenses
The $5.9 million increase in research and development expenses was primarily attributable to increases of $3.8 million in clinical trial activities primarily related to ongoing enrollment in our Synergy, NEON and ALPN-303 studies, $2.5 million in personnel-related expenses, which includes $0.5 million in stock-based compensation, and $0.5 million in direct research activities. These increases were partially offset by decreases of $0.7 million in in contract manufacturing and process development of our product candidates, and a $0.2 million decrease in indirect supplies and allocated overhead and facilities.
General and Administrative Expenses
The $1.5 million increase in general and administrative expenses was primarily attributable to increases of $0.9 million in personnel-related expenses, which includes $0.2 million in stock-based compensation, $0.2 million in legal and professional services and $0.4 million in allocated overhead and facilities to support the growth and expansion of our business.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, debt, and payments received under our collaboration agreements. As of March 31, 2022, we had cash, cash equivalents, restricted cash, and investments totaling $219.1 million. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.
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
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extended to June 30, 2021 if we received aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of the AbbVie Agreement, discussed in detail in Note 9. As a result of the interest only extension, the Term Loans became payable in 25 equal monthly installments of $0.4 million principal plus interest, with the final installment and additional $0.6 million final payment fees due and payable on July 1, 2023.
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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Among other events, a failure to make a required loan payment, an uncured covenant breach or a material adverse change in our business, operations or condition (financial or otherwise) could lead to an event of default, and in such case, all amounts then outstanding may become due and payable immediately. We were in compliance with our covenants as of March 31, 2022. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions. As of March 31, 2022, we had $7.0 million in outstanding principal and final payment fees due under our term loan agreement. See Note 7 for further discussion of our Term Loans.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net cash provided by (used in) operating activities	$5,449	$(15,971)
Net cash used in investing activities	(37,803)	(6,546)
Net cash (used in) provided by financing activities	(650)	202
Net Cash Provided by (Used in) Operating Activities:
Net cash provided by operating activities was $5.4 million during the three months ended March 31, 2022 and consisted of our net loss of $7.5 million, offset by changes of $10.1 million in our net operating assets and liabilities, largely driven by the receipt of a $25.0 million upfront payment from Horizon, and $2.9 million in net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net cash used in operating activities was $16.0 million during the three months ended March 31, 2021, and consisted of our net loss of $10.6 million and a change of $7.3 million in our net operating assets and liabilities. This was partially offset by an increase of $2.1 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization..
Net Cash Provided by Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash used in investing activities was $37.8 million during the three months ended March 31, 2022 and consisted primarily of our purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities, as well as the purchases of property and equipment, primarily lab equipment, to support our research and development efforts.

Net cash used in investing activities was $6.5 million during the three months ended March 31, 2021 and consisted primarily of the purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities.
Net Cash (Used in) Provided by Financing Activities:
Net cash used in financing activities was $0.7 million during the three months ended March 31, 2022 and consisted primarily of $1.2 million in principal payments on our debt, partially offset by $0.5 million related to the exercise of stock options.
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
Contingencies
Certain credits received related to our research and development expenditures and previously recorded within other income in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are subject to review by foreign taxing authorities. It is reasonably possible we may incur losses upon the completion of these reviews of up to approximately $1.8 million, which we would be required to repay to certain tax authorities.
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

Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended March 31, 2022, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1. Legal Proceedings.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, we are currently advancing the development of acazicolcept or davoceticept, and ALPN-303; however, even with the significant investment of time and funding to advance these product candidates, we cannot guarantee that our clinical and preclinical development efforts will be successful. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective CROs or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or CROs deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The novelty of our platform may mean our failure rates are higher than historical norms. The results from preclinical testing or early clinical trials of a therapeutic candidate may not predict the outcome of later phase clinical trials of the therapeutic candidate, particularly in immuno-oncology and autoimmune/inflammatory disorders. We will have to conduct additional trials in our proposed indications to verify the results obtained to date in our preclinical and clinical studies and to support any future regulatory submissions. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for supporting a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.
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
Any of these occurrences may harm our business, financial condition and prospects significantly. As discussed further in the risk factor below, FDA placed a partial clinical hold on the NEON-2 trial evaluating davoceticept in combination with Merck’s pembrolizumab in adults with advanced malignancies. This partial clinical hold was prompted by the death of a study participant in the NEON-2 trial. FDA must lift the partial clinical hold before we can continue to enroll additional participants in this study. We can provide no assurances that FDA will lift the partial clinical hold for this study, or will do so in a timely manner. At this time, the full extent of this event on the NEON-2 trial is unclear.
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
On March 7, 2022, we announced that the FDA placed a partial clinical hold on our NEON-2 trial evaluating davoceticept in combination with pembrolizumab in adults with advanced malignancies. The partial clinical hold was prompted by our report of a Grade 5 serious adverse event (patient death) in the NEON-2 trial. The participant had choroidal melanoma previously treated with nivolumab and ipilimumab, and had received a single dose each of davoceticept and pembrolizumab. The participant’s death was attributed to cardiogenic shock, considered by the treating physicians as likely related to immune-mediated myocarditis, or possibly infection. Participants who are currently enrolled in the NEON-2 trial may continue to receive davoceticept and pembrolizumab, although no new participants may be enrolled until the partial clinical hold is resolved. This partial clinical hold does not affect the ongoing NEON-1 clinical trial of davoceticept as monotherapy (NCT04186637). We can provide no assurances that FDA will lift the partial clinical hold for this study, or will do so in a timely manner.
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

Many of the companies we compete against may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. For additional information regarding our competitors and the competitive landscape, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Business—Competition.”
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
Pursuant to the AbbVie Agreement, we will conduct certain development activities under a development plan that provides for, among other things, the generation of a data package in order for AbbVie to evaluate exercising its exclusive option, including all activities reasonably necessary to complete our Phase 2 study of acazicolcept in SLE. If we successfully complete these activities, AbbVie may not exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize acazicolcept or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. For additional information regarding the AbbVie Agreement, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Business—Partnerships.”
Pursuant to the terms of the Horizon Agreement, we received an upfront payment of $25.0 million as well as an equity investment for which they paid $15.0 million. We are also eligible to receive milestone payments upon our achievement of certain preclinical, clinical and regulatory and commercialization milestones, up to an aggregate amount of $381.0 million per program, or approximately $1.5 billion in total, if all milestones are met, as well as royalties on future product sales. Pursuant to the Horizon Agreement, we will conduct certain research activities under a research program; however, even if we successfully perform our obligations under the Horizon Agreement, there is no certainty that Horizon will continue the development of any of the programs, or, if development is continued, if such programs will ultimately succeed and receive regulatory approval. Horizon will have discretion in determining and directing its efforts and resources for future development activities and, if approval is obtained, commercialization and marketing of the approved drug. As a result, there can be no assurances that we will achieve additional milestones pursuant to the Horizon Agreement. For additional information regarding the Horizon Agreement, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Business—Partnerships.”
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
•business interruptions resulting directly or indirectly from geopolitical actions, including the Russia-Ukraine conflict, other regional conflicts, war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•changes in regulatory requirements and policies that apply to our business, including changes in the regulatory approval process, clinical trial requirements, data standards, and export regulations and controls.
Risks Related to Our Personnel and Operations
We will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2022, we had $219.1 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents, and investments will be sufficient to fund our planned level of operations, including anticipated capital expenditures, for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the three months ended March 31, 2022, our net loss was $7.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
As of March 31, 2022, we had $219.1 million in cash and cash equivalents, restricted cash, and investments. We expect to invest our excess cash in fixed income and other marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, enacted in December 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted in April 2020, significantly changed the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. We have generally accounted for changes related to the TCJA in accordance with our understanding of the legislation and guidance available as of the date of this filing as described in more detail in our financial statements and will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to the newly enacted federal tax law. In addition, adverse changes in the financial outlook of our operations or further changes in tax laws or regulations could lead to changes in our valuation allowances against deferred tax assets on our accompanying Condensed Consolidated Balance Sheets, which could materially affect our results of operations.
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

Our scientific platform and substantially all of our intellectual property have been developed internally. As of March 31, 2022, our patent portfolio consists of 48 granted patents and over 155 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing, marketing authorization, pricing, and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. We are subject to regulation by foreign regulatory authorities, ethics committees, and other governmental entities with respect to the clinical trials we conduct or sponsor outside of the U.S. For example, the EU Clinical Trials Regulation, or CTR, became applicable on January 31, 2022, repealing the EU Clinical Trials Directive. The implementation of the CTR includes the implementation of the Clinical Trials Information System, a new clinical trial portal and database that will be maintained by the EMA in collaboration with the European Commission and the EU Member States. Complying with changes in regulatory requirements can incur additional costs, delay our clinical development plans, or expose us to greater liability if we are slow or unable to adapt to changes in existing requirements or new requirements or policies governing our business operations, including our clinical trials. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the U.S. and vice versa.

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
As a healthcare company, our operations, clinical trial activities, and interactions with healthcare providers will be subject to extensive regulation in the United States, particularly if we receive FDA approval for any of our products in the future, and we may be subject to laws and regulations in other jurisdictions as we conduct clinical trials or engage in other activities in foreign jurisdictions. For example, if we receive FDA approval for a therapeutic for which reimbursement is available under a federal healthcare program, it would be subject to a variety of federal laws and regulations, including those prohibiting the filing of false or improper claims for payment by federal healthcare programs, prohibiting unlawful inducements for the referral of business reimbursable by federal healthcare programs, and requiring disclosure of certain payments and other transfers of value made to covered recipients in the previous year, including U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding certain physicians’ and their immediate family members’ ownership and investment interests in the applicable manufacturer with limited exceptions. If our past or present operations, or those of our contractors or agents who conduct business on our behalf, are found to be in violation of any of these laws, we could be subject to enforcement action, government investigation, civil and criminal penalties, which could hurt our business, operations, and financial condition. It is not always possible to identify and deter misconduct by parties we may contract with, including employees, contractors, collaborators, CROs, and suppliers, and the precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
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
In conducting and/or enrolling patients in our current or future clinical trials, we are subject to restrictions relating to privacy, data protection and data security and may be subject to additional restrictions as our clinical operations expand. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, or EU, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches (initially to supervisory authorities and, if the breach is serious enough, to individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a July 2020 decision by the Court of Justice for the European Union, or CJEU, that invalidated the EU-U.S. Privacy Shield and, to some extent, called into question the efficacy and legality of using standard contractual clauses (SCCs) that are required to be implemented over time. To address certain concerns of the CJEU, the European Commission issued revised SCCs in June 2021. Regulatory guidance and other developments relating to cross-border personal data transfers, including the necessity of putting in place those revised SCCs and the UK SCCs, as discussed below, may increase the complexity of transferring personal data across borders and may require us to engage in additional contractual negotiations and to modify our policies and practices relating to the transfer and other processing of personal data. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.
Further, the vote in the United Kingdom, or UK, in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. The Data Protection Act of 2018, which “implements” and complements the GDPR, achieved Royal Assent on May 23, 2018 and is now effective in the UK along with a version of the GDPR referred to as the UK GDPR. Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations. Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. Additionally, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK. These standard contractual clauses became effective March 21, 2022 and, similar to the EU SCCs, are required to be implemented over time. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.
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

Moreover, the CPRA was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement commencing July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023. and shares similarities with the CCPA. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act, or (CPA), becoming the third state to pass comprehensive consumer privacy legislation in the United States, which becomes effective July 1, 2023, on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which becomes effective December 31, 2023, and on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring, or CPOMA, which becomes effective July 1, 2023. The CDPA, CPA, and UCPA are comprehensive privacy statutes that share similarities with the CCPA and CPRA. These and other new laws that may be proposed or enacted could increase our potential liability and adversely affect our business.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 55% of our common stock as of March 31, 2022. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. Additionally, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on November 19, 2021 and permits the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We have in the past and may again in the future sell shares of our common stock to strategic partners in connection with collaboration agreements, as we did in December 2021 in connection with our agreement with Horizon. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 3.3 million shares and 8.8 million shares, respectively, were exercisable as of March 31, 2022, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

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

ALPINE IMMUNE SCIENCES, INC.
Date: May 12, 2022	By:	/s/ Mitchell H. Gold, M.D.
	Name:	Mitchell H. Gold, M.D.
	Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date: May 12, 2022	By:	/s/ Paul Rickey
	Name:	Paul Rickey
	Title:	Senior Vice President and Chief Financial Officer