Form 10-Q
period 2022-06-30
ALPINE IMMUNE SCIENCES, INC.
filed 2022-08-11
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2022, the registrant had 30,400,679 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$24,360	$67,907
Short-term investments	143,500	94,396
Accounts receivable	1,317	25,000
Prepaid expenses and other current assets	3,112	4,710
Total current assets	172,289	192,013
Restricted cash, noncurrent	254	254
Property and equipment, net	1,596	1,716
Operating lease, right-of-use asset	8,539	8,837
Long-term investments	33,041	52,866
Deferred tax asset	107	214
Total assets	$215,826	$255,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,812	$3,349
Accrued liabilities	12,525	9,417
Deferred revenue, current	42,917	51,773
Operating lease liability, current	682	617
Current portion of long-term debt	4,682	4,622
Total current liabilities	62,618	69,778
Deferred revenue, noncurrent	42,083	50,830
Operating lease liability, noncurrent	10,564	11,009
Long-term debt	1,025	3,380
Total liabilities	116,290	134,997
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 31,586,629 shares issued and 30,336,162 shares outstanding at June 30, 2022; 31,444,746 shares issued and 30,194,279 shares outstanding at December 31, 2021	30	30
Treasury stock, at cost; 1,250,467 shares at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	292,699	287,345
Accumulated other comprehensive loss	(1,369)	(273)
Accumulated deficit	(191,824)	(166,199)
Total stockholders’ equity	99,536	120,903
Total liabilities and stockholders’ equity	$215,826	$255,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Collaboration revenue	$5,292	$7,193	$18,921	$10,397
Operating expenses:
Research and development	17,587	14,634	33,898	25,071
General and administrative	4,194	3,290	8,969	6,546
Total operating expenses	21,781	17,924	42,867	31,617
Loss from operations	(16,489)	(10,731)	(23,946)	(21,220)
Other income (expense):
Interest expense	(130)	(218)	(284)	(435)
Interest income	314	51	459	114
Other expense	(15)	—	(72)	—
Loss before taxes	(16,320)	(10,898)	(23,843)	(21,541)
Income tax expense	(1,778)	(131)	(1,782)	(131)
Net loss	$(18,098)	$(11,029)	$(25,625)	$(21,672)
Comprehensive income (loss):
Unrealized (loss) gain on investments	(304)	21	(1,078)	16
Unrealized loss on foreign currency translation	(4)	(9)	(18)	(24)
Comprehensive loss	$(18,406)	$(11,017)	$(26,721)	$(21,680)
Weighted-average shares used to compute basic and diluted net loss per share	30,324,933	23,908,516	30,311,527	23,888,173
Basic and diluted net loss per share	$(0.60)	$(0.46)	$(0.85)	$(0.91)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	23,803,183	$24	50,467	$—	$177,947	$53	$(115,866)	$62,158
Stock-based compensation	—	—	—	—	1,597	—	—	1,597
Issuance of common stock under equity incentive plans	78,955	—	—	—	202	—	—	202
Unrealized loss on investments	—	—	—	—	—	(5)	—	(5)
Unrealized loss on foreign currency translation	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(10,643)	(10,643)
Balance, March 31, 2021	23,882,138	24	50,467	—	179,746	33	(126,509)	53,294
Stock-based compensation	—	—	—	—	1,545	—	—	1,545
Issuance of common stock under equity incentive plans	32,741	—	—	—	9	—	—	9
Unrealized gain on investments	—	—	—	—		21	—	21
Unrealized loss on foreign currency translation	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(11,029)	(11,029)
Balance, June 30, 2021	23,914,879	$24	50,467	$—	181,300	$45	$(137,538)	$43,831

Balance, December 31, 2021	30,194,279	$30	1,250,467	$—	$287,345	$(273)	$(166,199)	$120,903
Stock-based compensation	—	—	—	—	2,289	—	—	2,289
Issuance of common stock under equity incentive plans	100,155	—	—	—	550	—	—	550
Unrealized loss on investments	—	—	—	—	—	(774)	—	(774)
Unrealized loss on foreign currency translation	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(7,527)	(7,527)
Balance, March 31, 2022	30,294,434	30	1,250,467	—	290,184	(1,061)	(173,726)	115,427
Stock-based compensation	—	—	—	—	2,335	—	—	2,335
Issuance of common stock under equity incentive plans	41,728	—	—	—	180	—	—	180
Unrealized loss on investments	—	—	—	—	—	(304)	—	(304)
Unrealized loss on foreign currency translation	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(18,098)	(18,098)
Balance, June 30, 2022	30,336,162	$30	1,250,467	$—	$292,699	$(1,369)	$(191,824)	$99,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Operating activities
Net loss	$(25,625)	$(21,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,624	3,142
Amortization of premium/discount on investments	591	410
Depreciation expense	304	327
Non-cash interest expense	105	146
Loss on sale of property and equipment	70	—
Deferred income tax	107	(63)
Changes in operating assets and liabilities:
Accounts receivable	23,683	(39)
Prepaid expenses and other current assets	1,648	(2,096)
Operating lease, right-of-use asset	298	283
Accounts payable and accrued liabilities	1,558	(352)
Deferred revenue	(17,603)	(10,397)
Operating lease liability	(380)	(342)
Net cash used in operating activities	(10,620)	(30,653)
Investing activities
Purchases of property and equipment	(241)	(69)
Purchase of investments	(82,380)	(15,511)
Maturities of investments	51,382	29,900
Net cash (used in) provided by investing activities	(31,239)	14,320
Financing activities
Repayment of debt	(2,400)	—
Proceeds from exercise of stock options	730	211
Net cash (used in) provided by financing activities	(1,670)	211
Effect of exchange rate on cash and cash equivalents	(18)	(24)
Net decrease in cash and cash equivalents and restricted cash	(43,547)	(16,146)
Cash and cash equivalents and restricted cash, beginning of period	68,161	35,213
Cash and cash equivalents and restricted cash, end of period	$24,614	$19,067
Supplemental Information
Cash paid for interest	$192	$291

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited)

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
As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in markets served. We have implemented temporary precautionary measures to ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at June 30, 2022. The full extent of the future impacts of the continuing COVID-19 pandemic on our operations is uncertain and may adversely impact our business, including our clinical trials.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include those used for revenue recognition, accruals for clinical trial activities and other accruals, the potential outcome of uncertain tax positions that have been recognized in our condensed consolidated financial statements or tax returns, and the estimated fair value of equity-based awards. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022 (“Annual Report”). The results of our operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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
The net loss per share for the three and six months ended June 30, 2022 reflects 6,489,357 shares of our common stock issued pursuant to a private placement financing completed in September 2021 and 951,980 shares of our common stock issued in December 2021 pursuant to a private placement financing with Horizon Therapeutics Ireland DAC (“Horizon”). The increased number of shares issued during the 2021 period has impacted the year-over-year comparability of our net loss per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented.

	June 30,
	2022	2021
	(unaudited)
Warrants to purchase common stock	8,838,694	4,459,629
Stock options and restricted stock units outstanding	7,117,820	5,621,597
Total	15,956,514	10,081,226

4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	June 30, 2022
	(unaudited)
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$20,314	$—	$—	$20,314
U.S. treasury bills	49,131	—	(582)	48,549
Corporate debt securities and commercial paper	128,726	—	(734)	127,992
Total	$198,171	$—	$(1,316)	$196,855

Classified as:
Cash equivalents				$20,314
Short-term investments				143,500
Long-term investments				33,041
Total				$196,855

	December 31, 2021
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$50,277	$—	$—	$50,277
U.S. treasury bills	30,006	1	(100)	29,907
Corporate debt securities and commercial paper	117,492	2	(139)	117,355
Total	$197,775	$3	$(239)	$197,539

Classified as:
Cash equivalents				$50,277
Short-term investments				94,396
Long-term investments				52,866
Total				$197,539
All investments held as of June 30, 2022 and December 31, 2021 were classified as available-for-sale debt securities and had contractual maturities of less than two years. There were no realized gains and losses on these securities for the periods presented. The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2022 and December 31, 2021 was $124.8 million and $83.0 million, respectively. Investments in a continuous unrealized loss position for more than twelve months as of June 30, 2022 or December 31, 2021 were de minimis. Our available-for-sale debt securities are invested in highly liquid funds with high credit ratings that have a final maturity of two years or less on the date of purchase. Unrealized losses on these investments were primarily due to changes in interest rates. We evaluated our investments that are in an unrealized loss position and believe it is more likely than not that we will hold these investments until maturity and will recover the amortized cost basis of these investments.
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
As of June 30, 2022 and December 31, 2021, cash of $4.3 million and $17.6 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$20,314	$—	$—	$20,314
U.S. treasury bills	48,549	—	—	48,549
Corporate debt securities and commercial paper	—	127,992	—	127,992
Total	$68,863	$127,992	$—	$196,855

	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$50,277	$—	$—	$50,277
U.S. treasury bills	29,907	—	—	29,907
Corporate debt securities and commercial paper	—	117,355	—	117,355
Total	$80,184	$117,355	$—	$197,539
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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Prepaid research and development	$1,811	$3,315
Deferred financing	487	352
Prepaid insurance	119	454
Prepaid other	374	266
Other receivables	321	323
Prepaid expenses and other current assets	$3,112	$4,710

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Research and development services	$8,068	$5,536
Employee compensation	2,207	3,084
Accrued taxes	1,807	127
Accrued other	443	670
Accrued liabilities	$12,525	$9,417
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
We may prepay all, but not less than all, of the Term Loans subject to a prepayment fee equal to $75,000, which represents the deferred portion of the final payment due under the Original Agreement, plus the outstanding principal balance under the Term Loans at the time of such prepayment. Additionally, a final payment in the amount of 5.5% of the funded Term Loans is payable to SVB on the date on which the Term Loans are prepaid, paid or become due and payable in full. The final payment fees are recorded in long-term debt in our accompanying Condensed Consolidated Balance Sheets.
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We assessed the likelihood of the lender accelerating payment of the loan due to a material adverse change in our business, operations, financial, or other conditions as remote. We were in compliance with our covenants as of June 30, 2022. As such, as of June 30, 2022, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for its obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
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
We recorded a total debt discount of $812,000 in connection with the Loan Agreement, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. The unamortized discount included in long-term debt in our accompanying Condensed Consolidated Balance Sheets was $118,000 as of June 30, 2022.

Scheduled principal payments on our outstanding debt as of June 30, 2022 under our Loan Agreement, excluding final payment fees, are as follows (in thousands):

Total
Year ending December 31,	(unaudited)
2022 (remainder of year)	$2,400
2023	2,800
Total future principal payments	$5,200
8. Contingencies
Certain credits received related to our research and development expenditures and previously recorded within other income in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are subject to review by foreign taxing authorities. Upon reaching constructive agreement with the Australian Taxation Office during the quarter ended June 30, 2022, we recorded an estimated current foreign income tax provision of $1.3 million for the expected repayments, which is included within accrued liabilities on our accompanying Condensed Consolidated Balance Sheets.

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
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of certain predefined pre-option development milestones (the “Alpine Development Milestones”) up to an aggregate amount of $75.0 million. In 2021, we received $45.0 million of the Alpine Development Milestones. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as (the “AbbVie Milestones”). Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
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
Through June 30, 2022, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. In addition, we have recorded $1.8 million in research support payments to fund ongoing programs through June 30, 2022. As of June 30, 2022, $1.1 million for license fee and research support payments related to the additional research program is included within accounts receivable on our Condensed Consolidated Balance Sheets. In addition, we are eligible for research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if respective pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
For revenue recognition purposes, licensing and research support fees billed under the agreement are being recorded as deferred revenue and recognized to revenue based on employee hours contributed to each performance obligation.

Contract balances and revenue recognition
We report contract assets resulting from unconditional rights to consideration related to upfront payments, and for completed but unpaid research and development services within accounts receivable in our accompanying Condensed Consolidated Balance Sheets. Contract liabilities, representing advance consideration for licensing rights bundled with research and development services and other promises for which the underlying performance obligations have not yet been satisfied, are reported as deferred revenue in our accompanying Condensed Consolidated Balance Sheets. Contract liabilities are presented as current and noncurrent based on estimated timing of when the underlying performance obligations will be met. Respective balances are as follows (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Contract Assets	$1,317	$25,000
Contract Liabilities	$85,000	$102,603
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
Collaboration revenue in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) disaggregated by customer is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
AbbVie	$4,563	$7,193	$10,523	$10,397
Horizon	587	—	8,256	—
Adaptimmune	142	—	142	—
Total collaboration revenue	$5,292	$7,193	$18,921	$10,397
Revenue recognized during the period that was included in the opening contract liability balance was $5.1 million and $7.2 million for the three months ended June 30, 2022 and 2021, respectively, and $18.6 million and $10.4 million for the six months ended June 30, 2022 and 2021, respectively.
10. Stockholders’ Equity
Financing Agreements
In July 2021, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. As of June 30, 2022, no sales have been made under the Sales Agreement.
Equity Incentive Plans
On January 1, 2022, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 1,500,000 additional shares were automatically added to the shares authorized under the 2018 Plan.

During the six months ended June 30, 2022, we issued stock option grants totaling 1,550,650 shares with a weighted average exercise price of $11.50 per share and 3,750 shares of restricted stock units (“RSUs”) at a grant date fair value of $9.00 per share to eligible employees and board members.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Research and development	$1,346	$852	$2,654	$1,660
General and administrative	989	693	1,970	1,482
Total stock-based compensation expense	$2,335	$1,545	$4,624	$3,142
11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 7.48% and 0.61% for the six months ended June 30, 2022 and 2021, respectively.
The increase in our effective tax rate was primarily due to recognizing current income tax liabilities of $1.3 million during the quarter ended June 30, 2022, which was a result of a cumulative change to our foreign income tax provision for the activities of our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD. Following notification of acceptance received during the quarter ended June 30, 2022 of Alpine Immune Sciences Australia PTY LTD’s tax return filed under a revised transfer pricing model for the six-months period ended December 31, 2019, the tax provisions for each open tax year have been recalculated using the same transfer pricing methodology underlying the accepted return. Additionally, consistent with the change to our transfer pricing methodology, we recorded $0.1 million of deferred tax expense resulting from a reduction to our deferred tax assets during the quarter ended June 30, 2022.
The increase in our effective tax rate was also impacted due to recognizing current domestic federal income tax liabilities of $0.4 million during the quarter ended June 30, 2022, which was a result of the mandatory capitalization of research and development expenses under Internal Revenue Code Section 174. As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the 2022 tax year, expenses that are incurred for research and development in the U.S. will be capitalized and amortized over five years, and expenses that are incurred for research and experimentation outside the U.S. will be capitalized and amortized over 15 years.
The differences between the effective tax rates of 7.48% and 0.61% and the U.S. federal statutory rate of 21% for the six months ended June 30, 2022 and 2021, respectively, were primarily due to recognizing a full valuation allowance on deferred tax assets and partial valuation allowance on our foreign deferred tax assets, tax expense resulting from the acceptance of a Voluntary Disclosure Agreement with the Australian Taxation Office, and tax benefits relating to research and development tax credits.
As of June 30, 2022, we determined that, based on an evaluation of our sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and therefore we continued to record a full domestic valuation allowance. As of June 30, 2022, we determined that it was more likely than not that only a portion of our foreign deferred tax assets would be realized and have recorded a partial foreign valuation allowance.

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
Autoimmune/Inflammatory Diseases
Acazicolcept (ALPN-101) is a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of systemic lupus erythematosus, or SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and initiated patient dosing in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through June 30, 2022, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
ALPN-303 is a dual B cell cytokine antagonist, being developed for the treatment of B cell mediated inflammatory and autoimmune diseases. Engineered using our proprietary directed evolution platform, ALPN-303 potently inhibits the pleiotropic B cell cytokines B cell activating factor (BAFF, BLyS), and a proliferation inducing ligand, or APRIL, which play key roles in B cell development, differentiation, and survival, and together may contribute to the pathogenesis of multiple autoimmune diseases, including SLE. Data presented at the American College of Rheumatology, or ACR, Convergence 2021 Annual Meeting and 2022 Annual European Congress of Rheumatology, or EULAR, demonstrated that ALPN-303 inhibits the activity of the B cell cytokines APRIL and BAFF more potently than wild-type TACI-Fc counterparts, as well as anti-BAFF and anti-APRIL monoclonal antibodies. In addition, ALPN-303 has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. A first-in-human, Phase 1 study of ALPN-303 in adult healthy volunteers (NCT05034484) began in the fourth quarter of 2021. This randomized, placebo-controlled study is designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ALPN-303 administered intravenously and subcutaneously. The ongoing phase 1 study demonstrates that ALPN-303 has been well tolerated to date and has exhibited highly encouraging preliminary pharmacodynamic reductions in circulating immunoglobulins (IgA, IgG, IgM). We plan to provide a more detailed clinical update from the phase 1 study in the third quarter of 2022. Initiation of up to three basket trials in hematologic, renal, and dermatologic indications and a phase 2 study in SLE is anticipated beginning in the first half of 2023, updated from the end of 2022 due, in part, to delays in enrollment in our phase 1 study related to the effects of the COVID-19 pandemic in Australia earlier this year. Based on this updated timing, we anticipate receiving initial clinical data from the basket trials in the second half of 2023.
In December 2021, we entered into an exclusive license and collaboration agreement with Horizon Therapeutics Ireland DAC, or Horizon, which grants Horizon an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds. Under the terms of the agreement, Horizon made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25% premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales.
Immuno-oncology
Davoceticept (ALPN-202), is a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. Preclinical in vivo data have demonstrated monotherapy efficacy in tumor models superior to approved therapies. Results from the dose-escalation portion of NEON-1 (NCT04186637), a first-in-human, dose-escalation and expansion study of davoceticept monotherapy in 48 evaluable participants with advanced malignancies were presented at the 2022 Annual Meeting of the American Association for Cancer Research, or AACR and the 2022 Annual Meeting American Society of Clinical Oncology. The study data demonstrates tumor volume reduction in 23% of evaluable participants despite a highly heterogeneous, heavily pretreated, advanced solid tumor population. In addition, davoceticept was well-tolerated and exhibited largely dose-dependent pharmacokinetics and pharmacodynamics, including relevant immune activation such as increased T cell activation, expansion of central memory T cells, and reduction in regulatory T cells. Monotherapy expansion cohorts are open for enrollment with a particular interest in renal cell carcinoma, given the observed preliminary activity in this setting. Preliminary data from the monotherapy expansion cohorts is anticipated in the second half of 2023.

In June 2021, we announced a collaboration and supply agreement with Merck to evaluate the safety and efficacy of davoceticept in combination with Merck’s anti-PD-1 therapy KEYTRUDA (pembrolizumab) in a Phase 1 dose escalation and expansion study. The clinical trial, NEON-2, was initiated in June 2021. On March 7, 2022, we announced that the U.S. Food and Drug Administration, or FDA, placed a partial clinical hold on our NEON-2 trial evaluating davoceticept in combination with pembrolizumab in adults with advanced malignancies. The partial clinical hold was prompted by our report of a Grade 5 serious adverse event (patient death) in the NEON-2 trial. The participant had choroidal melanoma previously treated with nivolumab and ipilimumab, and had received a single dose each of davoceticept and pembrolizumab. The participant’s death was attributed to cardiogenic shock, considered by the treating physicians as likely related to immune-mediated myocarditis, or possibly infection. On May 24, 2022, we announced that the FDA had removed the partial clinical hold placed on our NEON-2 trial after a review of our Complete Response, which included a comprehensive review of the davoceticept safety database, as well as a revised investigator brochure and study protocol. Preliminary data from the NEON-2 trial is anticipated in the second half of 2022.
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
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through June 30, 2022, excluding amounts borrowed through debt financing, we have raised an aggregate of $418.1 million to fund operations, of which $185.6 million was from the sale of common stock and warrants, $49.2 million was from the sale of convertible preferred stock, $139.2 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of June 30, 2022, we had cash, cash equivalents, restricted cash, and investments totaling $201.2 million.
Our net loss was $18.1 million and $11.0 million for the three months ended June 30, 2022 and 2021, respectively, and $25.6 million and $21.7 million for the six months ended June 30, 2022 and 2021, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

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
We recognized revenue from the AbbVie Agreement of $4.6 million and $7.2 million for the three months ended June 30, 2022 and 2021, respectively, and $10.5 million and $10.4 million for the six months ended June 30, 2022 and 2021, respectively. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and will end upon the later of the exercise or expiration of the option.
Horizon
In December 2021, we entered into the Horizon Agreement which grants Horizon an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds.
Under the terms of the agreement, Horizon made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25% premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales. We have completed our activities under the Existing Program and will conduct additional activities for up to three Research Programs to deliver compounds meeting agreed criteria. In addition, Horizon will pay us for the costs and expenses of conducting such activities under the deliverables plans. Horizon will then assume responsibility for development and commercialization activities and costs.
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
We recognized revenue from the Horizon Agreement of $0.6 million and $8.3 million for the three and six months ended June 30, 2022, respectively.
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

Through June 30, 2022, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. In addition, we have recorded $1.8 million in research support payments to fund ongoing programs through June 30, 2022. As of June 30, 2022, $1.1 million for license fee and research support payments related to the additional research program is included within accounts receivable on our Condensed Consolidated Balance Sheets. In addition, we are eligible for research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if respective pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
For revenue recognition purposes, licensing and research support fees billed under the agreement are being recorded as deferred revenue and recognized to revenue based on employee hours contributed to each performance obligation.
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

Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Direct research and development expense by program:
Acazicolcept	$2,643	$2,930	$5,406	$4,154
Davoceticept	2,654	1,929	6,081	3,182
ALPN-303	3,485	3,378	6,266	6,218
Other	259	98	343	268
Total direct research and development expense	9,041	8,335	18,096	13,822
Indirect research and development expense by type:
Personnel-related costs	6,829	4,417	12,708	7,784
Research and development supplies and services	786	807	1,450	1,571
Allocated facility, equipment and other expenses	930	1,074	1,643	1,893
Total indirect research and development expense	8,545	6,298	15,801	11,248
Total research and development expense	$17,586	$14,633	$33,897	$25,070
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
Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant or material changes in our significant accounting policies during the six months ended June 30, 2022, as compared to those disclosed in our Annual Report.

Results of Operations
Comparison of Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Increase/ Decrease
	2022	2021
	(unaudited)
Collaboration revenue	$5,292	$7,193	$(1,901)
Operating expenses:
Research and development	17,587	14,634	2,953
General and administrative	4,194	3,290	904
Total operating expenses	21,781	17,924	3,857
Loss from operations	(16,489)	(10,731)	(5,758)
Other income (expense):
Interest expense	(130)	(218)	88
Interest income	314	51	263
Other expense	(15)	—	(15)
Loss before taxes	(16,320)	(10,898)	(5,422)
Income tax expense	(1,778)	(131)	(1,647)
Net loss	$(18,098)	$(11,029)	$(7,069)

Collaboration Revenue
Revenue for the three months ended June 30, 2022 consists of approximately $4.6 million related to the AbbVie Agreement, approximately $0.6 million related to the Horizon Agreement, and approximately $0.1 million related to the Adaptimmune Agreement. Revenue for the three months ended June 30, 2021 consists of $7.2 million related to the AbbVie Agreement.
Research and Development Expenses
The $3.0 million increase in research and development expenses was primarily attributable to increases of $2.9 million in clinical trial activities primarily related to ongoing enrollment in our Synergy, NEON and ALPN-303 studies and $2.4 million in personnel-related expenses due to increased headcount, which includes $0.5 million in higher stock-based compensation expense. These increases were partially offset by decreases of $1.5 million in direct research activities, and $0.7 million in contract manufacturing and process development of our product candidates.
General and Administrative Expenses
The $0.9 million increase in general and administrative expenses was primarily attributable to increases of $0.5 million in personnel-related expenses, which includes $0.3 million in higher stock-based compensation expense, $0.2 million in legal and professional services, and $0.2 million in allocated overhead and facilities to support the growth of our business.
Other Income (Expense)
The $0.3 million increase in other income (expense) is primarily attributable to interest income due to higher investment balances and rising rates, and lower interest expense due to amortization of the underlying term loan balance.
Income Tax Expense
The $1.6 million increase in income tax expense primarily relates to a $1.3 million cumulative change to our foreign income tax provision as a result of tax return filed under a revised transfer pricing model for the activities of our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD.

Comparison of Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Increase/ Decrease
	2022	2021
	(unaudited)
Collaboration revenue	$18,921	$10,397	$8,524
Operating expenses:
Research and development	33,898	25,071	8,827
General and administrative	8,969	6,546	2,423
Total operating expenses	42,867	31,617	11,250
Loss from operations	(23,946)	(21,220)	(2,726)
Other income (expense):
Interest expense	(284)	(435)	151
Interest income	459	114	345
Other expense	(72)	—	(72)
Loss before taxes	(23,843)	(21,541)	(2,302)
Income tax expense	(1,782)	(131)	(1,651)
Net loss	$(25,625)	$(21,672)	$(3,953)
Collaboration Revenue
Revenue for the six months ended June 30, 2022 consists of approximately $10.5 million related to the AbbVie Agreement, approximately $8.3 million related to the Horizon Agreement, and approximately $0.1 million related to the Adaptimmune Agreement. Revenue for the six months ended June 30, 2021 consists of $10.4 million related to the AbbVie Agreement.
Research and Development Expenses
The $8.8 million increase in research and development expenses was primarily attributable to increases of $6.7 million in clinical trial activity and $4.9 million in personnel-related expenses due to increased headcount, which includes $1.0 million in higher stock-based compensation expense. These increases were partially offset by decreases of $1.4 million in contract manufacturing and process development of our product candidates, $1.0 million in direct research activities, and $0.4 million in indirect supplies and allocated overhead and facilities.
General and Administrative Expenses
The $2.4 million increase in general and administrative expenses was primarily attributable to increases of $1.4 million in personnel-related expenses, which includes $0.5 million in higher stock-based compensation, $0.6 million in allocated overhead and facilities to support the growth and expansion of our business, and $0.4 million in legal and professional services.
Other Income (Expense)
The $0.4 million increase in other income (expense) is primarily attributable to interest income due to higher investment balances and rising rates, and lower interest expense due to amortization of the underlying term loan balance.
Income Tax Expense
The $1.7 million increase in income tax expense primarily relates to a $1.3 million cumulative change to our foreign income tax provision as a result of tax return filed under a revised transfer pricing model for the activities of our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, debt, and payments received under our collaboration agreements. As of June 30, 2022, we had cash, cash equivalents, restricted cash, and investments totaling $201.2 million. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.
Equity Financing Agreements
In December 2021, in connection with the execution of the Horizon Agreement, we entered into a Stock Purchase Agreement with Horizon, or the Purchase Agreement, in which Horizon made an equity investment in Alpine of 951,980 shares of our common stock for approximately $15.76 per share, for an aggregate purchase price of $15.0 million. The purchase price represents a 25% premium to the volume-weighted average share price of our common stock for the 30-day period ended December 9, 2021. The shares were subject to lock-up restrictions, which, subject to certain exceptions, prohibit Horizon from selling the shares for a period of six months after the date of the Purchase Agreement. The shares were recorded at the fair value of our common stock on the effective date of the Horizon Agreement, with the excess of the proceeds recorded to deferred revenue.
In September 2021, we entered into a securities purchase agreement, or the 2021 Securities Purchase Agreement, for a private placement with a select group of institutional investors, pursuant to which we sold 6,489,357 shares of our common stock, or the Shares, and prefunded warrants to purchase 3,191,487 Shares, or the Prefunded Warrants. The purchase price for each Share and for each Prefunded Warrant was $9.40 per share, for an aggregate purchase price of approximately $91.0 million. The Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share. In connection with the 2021 Securities Purchase Agreement, approximately 3.7 million of the Shares issued and approximately 2.3 million of the Prefunded Warrants issued, for gross proceeds of approximately $57.0 million, were issued to certain stockholders whose beneficial ownership exceeded 5% prior to completion of the 2021 Securities Purchases Agreement.
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

Debt Financing Agreements
As of June 30, 2022, we had $5.8 million in remaining principal balance and final payment fees outstanding under our 2019 term loan agreement with Silicon Valley Bank and were in compliance with our respective loan covenants. See Note 7 for further discussion of our Term Loans.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(10,620)	$(30,653)
Net cash (used in) provided by investing activities	(31,239)	14,320
Net cash (used in) provided by financing activities	(1,670)	211
Net Cash Used in Operating Activities:
Net cash used in operating activities was $10.6 million during the six months ended June 30, 2022, and consisted of our net loss of $25.6 million, partially offset by changes of $9.2 million in our net operating assets and liabilities, and $5.8 million in net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization. The $9.2 million decrease in our net operating assets and liabilities was largely driven by the receipt of a $25.0 million upfront payment from Horizon partially offset by other changes in net operating assets and liabilities.
Net cash used in operating activities was $30.7 million during the six months ended June 30, 2021, and consisted of our net loss of $21.7 million and a decrease of $12.9 million in our net operating assets and liabilities. This was partially offset by an increase of $4.0 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net Cash (Used in) Provided by Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash used in investing activities was $31.2 million during the six months ended June 30, 2022, and consisted primarily of net purchases of investments in U.S. Treasury securities, commercial paper, and corporate debt securities using excess liquidity consisting primarily of funds received in connection with entering into the Horizon Agreement.
Net cash provided by investing activities was $14.3 million during the six months ended June 30, 2021, and consisted primarily of net maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities used to fund our operations.
Net Cash (Used in) Provided by Financing Activities:
Net cash used in financing activities was $1.7 million during the six months ended June 30, 2022, and consisted primarily of $2.4 million in principal payments on our debt, partially offset by $0.7 million related to the exercise of stock options.
Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2021, and consisted of proceeds received from the exercise of stock options.

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
Contingencies
Certain credits received related to our research and development expenditures and previously recorded within other income in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are subject to review by foreign taxing authorities. Upon reaching constructive agreement with the Australian Taxation Office during the quarter ended June 30, 2022, we recorded an estimated current foreign income tax provision of $1.3 million for the expected repayments, which is included within accrued liabilities on our accompanying Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended June 30, 2022, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated acazicolcept in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of acazicolcept in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. Our Phase 2 study in SLE has materially increased our research and development spending and we expect this increased spend will continue. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding. We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for acazicolcept pursuant to our option and license agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we have initiated our Phase 1 studies of davoceticept as well as our Phase 1 study of ALPN-303 in healthy volunteers. We will have to conduct additional preclinical studies and human trials in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials.

Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
Additionally, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees. In response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. While the FDA continues to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices, the FDA may not be able to continue its current inspection pace or be unable to complete required inspections during the review period, or the review timelines could be extended. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigation sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Geopolitical events in countries where we have or seek to have clinical trial sites can also negatively impact our ability to enroll patients in our trials. For example, we had intended to open trial sites in Russia for both our ongoing Synergy trial and our planned Phase 2 trial in SLE with ALPN-303. Following the start of the Russia-Ukraine conflict, we have decided to abandon our plans to open these sites. Although no sites in Russia had been opened, we must revise our plans and locate alternative trial sites in order to achieve targeted enrollment numbers and enrollment rates for these trials. Any resulting delays in patient enrollment may increase our costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.
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
If serious adverse events or undesirable side effects arise, we could be required to suspend, delay, or halt our clinical trials. For example, on March 7, 2022, we announced that the FDA placed a partial clinical hold on our NEON-2 trial evaluating davoceticept in combination with pembrolizumab in adults with advanced malignancies, prompted by our report of a Grade 5 serious adverse event (patient death) in the NEON-2 trial. During the partial clinical hold, enrolled participants in the NEON-2 trial were permitted to continue receiving davoceticept and pembrolizumab, but no new participants were permitted to be enrolled during the partial clinical hold. On May 24, 2022, we announced that the FDA had removed the partial clinical hold after a review of our Complete Response, which included a comprehensive review of the davoceticept safety database, as well as a revised investigator brochure and study protocol. Additionally, serious adverse events or undesirable side effects could cause regulatory authorities to deny approval or require us to limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Side effects that are observed during the trial, whether treatment related or not, could also affect patient recruitment for future trials or the ability of enrolled patients to complete the trial or result in potential product liability claims.
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
Development of any of our product candidates in combination with one or more other therapies that have either been approved or not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities could expose us to additional risks, as combination therapies may increase the rate of serious or unexpected adverse events, which could result in a clinical hold as well as pre-approval and post-approval restrictions by the FDA or other regulatory authorities on the proposed combination therapy, including narrowing of the indication, warnings, additional safety data collection and monitoring procedures, and REMS, even if the cause of such serious or unexpected adverse events are not directly attributed to our product candidate. Any of these events or restrictions could have a material adverse effect on our business, development of our product candidates, delay our regulatory approval, and decrease the market acceptance and profitability of our product candidate if approved for a combination therapy. For example, as discussed in the risk factor above, our NEON-2 trial evaluating davoceticept in combination with Merck’s pembrolizumab in adults with advanced malignancies was placed on partial clinical hold by the FDA between March 2022 and May 2022, during which time we were unable to enroll any additional participants in the clinical trial.
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
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in June 2020, we entered into the AbbVie Agreement for the development of acazicolcept and, in December 2021, we entered into the Horizon Agreement pursuant to which we granted to Horizon rights to one of our existing preclinical biologic therapeutic programs and we and Horizon agreed to collaborate in the discovery, research and preclinical development of up to three additional autoimmune and inflammatory disease programs for other designated biological targets.
Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones (of which $45.0 million was achieved in the second quarter of 2021), an additional $75.0 million if AbbVie exercises its option with respect to acazicolcept following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales. Through June 30, 2022, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
Pursuant to the AbbVie Agreement, we will conduct certain development activities under a development plan that provides for, among other things, the generation of a data package in order for AbbVie to evaluate exercising its exclusive option, including all activities reasonably necessary to complete our Phase 2 study of acazicolcept in SLE. Even if we successfully complete these activities, AbbVie may not exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize acazicolcept or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. For additional information regarding the AbbVie Agreement, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Business—Partnerships.”

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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of June 30, 2022, we had $201.2 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents and investments will be sufficient to fund our planned level of operations, including anticipated capital expenditures, for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune/inflammatory diseases and cancer. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the six months ended June 30, 2022, our net loss was $25.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
Interim, preliminary, or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
As of June 30, 2022, we had $201.2 million in cash and cash equivalents, restricted cash, and investments. We expect to continue to invest our excess cash in fixed income and other marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. Additionally, cybersecurity researchers have warned of heightened risks of cyberattacks in connection with Russia’s activities in Ukraine. To the extent that any disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure or dissemination of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of June 30, 2022, our patent portfolio consists of 51 granted patents and over 160 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
In addition, recent and future changes to the patent laws and to the rules of the USPTO and foreign patent offices may have a significant impact on our ability to protect our technology, including therapeutic candidates and products, and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act enacted in 2011 involves significant changes in patent legislation. In addition, we cannot assure that court rulings or interpretations of any court decision will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, there also may be uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the USPTO, or made in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.
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
We may rely upon intellectual property rights licensed from third parties to protect our technology, including platform technology and therapeutic candidates and products. To date, we have in-licensed some intellectual property, including on a non-exclusive basis intellectual property relating to commercially-available cell lines involved in the manufacture of our vIgD programs; however, we may also license additional third-party intellectual property in the future, to protect our technology, including intellectual property relating to our platform technology and therapeutic candidates and products. Our success will depend in part on the ability of our licensors to obtain, maintain, and enforce patent protection for our licensed intellectual property, in particular those patents to which we have secured exclusive rights. Our licensors may elect not to prosecute, or may be unsuccessful in prosecuting, any patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies infringing these patents, or may pursue litigation less aggressively than we would. Further, any additional licenses we enter into may be non-exclusive and we may not be able to obtain exclusive rights, which would potentially allow third parties to develop competing products or technology. Without protection for, or exclusive right to, any intellectual property we may license, other companies might be able to offer substantially identical or similar product(s) for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we may need to sublicense any rights we have under third-party licenses to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under or result in termination of an agreement by one or more of our collaborators or any future strategic partners.
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
In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, as a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, an annual 2% reduction to Medicare payments that took effect in 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. These across-the-board spending cuts could adversely affect our future revenues, earnings, and cash flows.
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
In conducting and/or enrolling patients in our current or future clinical trials, we are subject to restrictions relating to privacy, data protection and data security and may be subject to additional restrictions as our clinical operations expand. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, or EU, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches (initially to supervisory authorities and, if the breach is serious enough, to individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a July 2020 decision by the Court of Justice for the European Union, or CJEU, that invalidated the EU-U.S. Privacy Shield and, to some extent, called into question the efficacy and legality of using standard contractual clauses (SCCs). To address certain concerns of the CJEU, the European Commission issued revised SCCs in June 2021 that are required to be implemented over time. Regulatory guidance and other developments relating to cross-border personal data transfers, including the necessity of putting in place those revised SCCs and the UK SCCs, as discussed below, may increase the complexity of transferring personal data across borders and may require us to engage in additional contractual negotiations and to modify our policies and practices relating to the transfer and other processing of personal data. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.
In the United Kingdom, or UK, the Data Protection Act of 2018, which “implements” and complements the GDPR, achieved Royal Assent on May 23, 2018 and is now effective in the UK along with a version of the GDPR referred to as the UK GDPR. Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations. Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. Additionally, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK. These standard contractual clauses became effective March 21, 2022 and, similar to the EU SCCs, are required to be implemented over time. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.
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
In addition, in California, the CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. While it exempts some data regulated by HIPAA and certain clinical trials data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the CPRA was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (CDPA), a comprehensive privacy statute that becomes effective on January 1, 2023. and shares similarities with the CCPA. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (CPA), becoming the third state to pass comprehensive consumer privacy legislation in the United States, which becomes effective July 1, 2023, on March 24, 2022, Utah enacted the Utah Consumer Privacy Act (UCPA), which becomes effective December 31, 2023, and on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring (CPOMA), which becomes effective July 1, 2023. The CDPA, CPA, UCPA, and CPOMA are comprehensive privacy statutes that share similarities with the CCPA and CPRA. The U.S. federal government also is contemplating federal privacy legislation. These and other new laws that may be proposed or enacted could increase our potential liability and adversely affect our business.
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 55% of our common stock as of June 30, 2022. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. Additionally, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on November 19, 2021 and permits the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We have in the past and may again in the future sell shares of our common stock to strategic partners in connection with collaboration agreements, as we did in December 2021 in connection with our agreement with Horizon. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 3.5 million shares and 8.8 million shares, respectively, were exercisable as of June 30, 2022, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
Environmental, social and governance matters may impact our business and reputation.
Companies are increasingly being judged by their performance on a variety of environmental, social and governance, or ESG, matters, which are considered to contribute to the long-term sustainability of companies’ performance.
A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics considered in such assessments include, among others, the role of the company’s board of directors in supervising various ESG issues and board diversity.
In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet expectations as to our proper role. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1+	Executive Employment Agreement, dated as of May 27, 2022, by and between Alpine Immune Sciences, Inc. and Andrew Sandler					X

10.2**
Letter Agreement, dated April 12, 2022, between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. amending the Option and License Agreement, dated June 17, 2017, by and between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. (as assignee of AbbVie Ireland Unlimited Company)
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

ALPINE IMMUNE SCIENCES, INC.
Date:	August 11, 2022	By:	/s/ Mitchell H. Gold, M.D.
		Name:	Mitchell H. Gold, M.D.
		Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date:	August 11, 2022	By:	/s/ Paul Rickey
		Name:	Paul Rickey
		Title:	Senior Vice President and Chief Financial Officer