Form 10-Q
period 2022-09-30
ALPINE IMMUNE SCIENCES, INC.
filed 2022-11-14
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2022, the registrant had 45,914,433 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$126,625	$67,907
Short-term investments	122,237	94,396
Accounts receivable	382	25,000
Prepaid expenses and other current assets	3,995	4,710
Total current assets	253,239	192,013
Restricted cash, noncurrent	254	254
Property and equipment, net	1,608	1,716
Operating lease, right-of-use asset	8,381	8,837
Long-term investments	28,016	52,866
Deferred tax asset	101	214
Total assets	$291,599	$255,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,240	$3,349
Accrued liabilities	13,744	9,417
Deferred revenue, current	46,210	51,773
Operating lease liability, current	718	617
Current portion of long-term debt	4,547	4,622
Total current liabilities	68,459	69,778
Deferred revenue, noncurrent	30,803	50,830
Operating lease liability, noncurrent	10,328	11,009
Long-term debt	—	3,380
Total liabilities	109,590	134,997
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; zero shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 45,261,618 shares issued and 44,011,151 shares outstanding at September 30, 2022; 31,444,746 shares issued and 30,194,279 shares outstanding at December 31, 2021	44	30
Treasury stock, at cost; 1,250,467 shares at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	388,731	287,345
Accumulated other comprehensive loss	(1,669)	(273)
Accumulated deficit	(205,097)	(166,199)
Total stockholders’ equity	182,009	120,903
Total liabilities and stockholders’ equity	$291,599	$255,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
Collaboration revenue	$8,367	$8,516	$27,288	$18,913
Operating expenses:
Research and development	17,589	18,309	51,487	43,380
General and administrative	4,610	3,470	13,579	10,016
Total operating expenses	22,199	21,779	65,066	53,396
Loss from operations	(13,832)	(13,263)	(37,778)	(34,483)
Other income (expense):
Interest expense	(105)	(203)	(389)	(638)
Interest income	664	52	1,123	166
Other expense	—	—	(72)	—
Loss before taxes	(13,273)	(13,414)	(37,116)	(34,955)
Income tax expense	—	(80)	(1,782)	(211)
Net loss	$(13,273)	$(13,494)	$(38,898)	$(35,166)
Comprehensive income (loss):
Unrealized loss on investments	(307)	(17)	(1,385)	(1)
Unrealized gain (loss) on foreign currency translation	7	(13)	(11)	(37)
Comprehensive loss	$(13,573)	$(13,524)	$(40,294)	$(35,204)
Weighted-average shares used to compute basic and diluted net loss per share	31,574,358	24,724,442	31,559,886	24,169,993
Basic and diluted net loss per share	$(0.42)	$(0.55)	$(1.23)	$(1.45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	30,194,279	$30	1,250,467	$—	$287,345	$(273)	$(166,199)	$120,903
Stock-based compensation	—	—	—	—	2,289	—	—	2,289
Issuance of common stock under equity incentive plans	100,155	—	—	—	550	—	—	550
Unrealized loss on investments	—	—	—	—	—	(774)	—	(774)
Unrealized loss on foreign currency translation	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(7,527)	(7,527)
Balance, March 31, 2022	30,294,434	30	1,250,467	—	290,184	(1,061)	(173,726)	115,427
Stock-based compensation	—	—	—	—	2,335	—	—	2,335
Issuance of common stock under equity incentive plans	41,728	—	—	—	180	—	—	180
Unrealized loss on investments	—	—	—	—	—	(304)	—	(304)
Unrealized loss on foreign currency translation	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(18,098)	(18,098)
Balance, June 30, 2022	30,336,162	30	1,250,467	—	292,699	(1,369)	(191,824)	99,536
Stock-based compensation	—	—	—	—	2,555	—	—	2,555
Issuance of common stock under equity incentive plans	68,989	—	—	—	12	—	—	12
Unrealized loss on investments	—	—	—	—	—	(307)	—	(307)
Unrealized gain on foreign currency translation	—	—	—	—	—	7	—	7
Issuance of common stock in public offering, net of financing costs	13,606,000	14	—	—	93,465	—	—	93,479
Net loss	—	—	—	—	—	—	(13,273)	(13,273)
Balance, September 30, 2022	44,011,151	$44	1,250,467	$—	$388,731	$(1,669)	$(205,097)	$182,009

Balance, December 31, 2020	23,803,183	$24	50,467	$—	$177,947	$53	$(115,866)	$62,158
Stock-based compensation	—	—	—	—	1,597	—	—	1,597
Issuance of common stock under equity incentive plans	78,955	—	—	—	202	—	—	202
Unrealized loss on investments	—	—	—	—	—	(5)	—	(5)
Unrealized loss on foreign currency translation	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(10,643)	(10,643)
Balance, March 31, 2021	23,882,138	24	50,467	—	179,746	33	(126,509)	53,294
Stock-based compensation	—	—	—	—	1,545	—	—	1,545
Issuance of common stock under equity incentive plans	32,741	—	—	—	9	—	—	9
Unrealized gain on investments	—	—	—	—	—	21	—	21
Unrealized loss on foreign currency translation	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(11,029)	(11,029)
Balance, June 30, 2021	23,914,879	24	50,467	—	181,300	45	(137,538)	43,831
Issuance of common stock in Private Placement, net of offering costs	6,489,357	6	—	—	90,805	—	—	90,811
Exchange of common stock for prefunded warrants	(1,200,000)	(1)	1,200,000	—	1	—	—	—
Stock-based compensation	—	—	—	—	1,638	—	—	1,638
Issuance of common stock under equity incentive plans	13,456	—	—	—	69	—	—	69
Unrealized loss on investments	—	—	—	—	—	(17)	—	(17)
Unrealized loss on foreign currency translation	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(13,494)	(13,494)
Balance, September 30, 2021	29,217,692	$29	1,250,467	$—	$273,813	$15	$(151,032)	$122,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Operating activities
Net loss	$(38,898)	$(35,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,179	4,780
Amortization of premium/discount on investments	634	602
Depreciation expense	452	482
Non-cash interest expense	145	213
Loss on sale of property and equipment	68	—
Deferred income tax	113	(61)
Changes in operating assets and liabilities:
Accounts receivable	24,618	—
Prepaid expenses and other current assets	858	(1,500)
Operating lease, right-of-use asset	456	421
Accounts payable and accrued liabilities	3,577	4,133
Deferred revenue	(25,590)	26,086
Operating lease liability	(580)	(509)
Net cash used in operating activities	(26,968)	(519)
Investing activities
Purchases of property and equipment	(296)	(69)
Purchase of investments	(120,335)	(99,957)
Maturities of investments	115,182	51,831
Net cash used in investing activities	(5,449)	(48,195)
Financing activities
Proceeds from sale of common stock and warrants, net of offering costs	94,004	90,812
Repayment of debt	(3,600)	(1,200)
Proceeds from exercise of stock options	742	279
Net cash provided by financing activities	91,146	89,891
Effect of exchange rate on cash and cash equivalents	(11)	(37)
Net increase in cash and cash equivalents and restricted cash	58,718	41,140
Cash and cash equivalents and restricted cash, beginning of period	68,161	35,213
Cash and cash equivalents and restricted cash, end of period	$126,879	$76,353
Supplemental Information
Cash paid for interest	$262	$432

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited)

1. Description of Business
Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”), together with its consolidated subsidiaries, is a clinical-stage biopharmaceutical company dedicated to discovering and developing innovative, protein-based immunotherapies to treat inflammatory and autoimmune diseases. Our approach includes a proprietary scientific platform that converts native immune system proteins into differentiated, multi-targeted therapeutics. We are seeking to create first- or best-in-class multifunctional immunotherapies via our unique protein engineering technologies to improve outcomes in patients with serious diseases. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.
As a result of the COVID-19 pandemic, many companies have experienced disruptions in their operations and in markets served. We have implemented temporary precautionary measures to ensure the well-being of our employees and minimize business disruption. We considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts to our results of operations and financial position at September 30, 2022. The full extent of the future impacts of the continuing COVID-19 pandemic on our operations is uncertain and may adversely impact our business, including our clinical trials.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include those used for revenue recognition, accruals for clinical trial activities and other accruals, the potential outcome of uncertain tax positions that have been recognized in our condensed consolidated financial statements or tax returns, and the estimated fair value of equity-based awards. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
The accompanying condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022 (“Annual Report”). The results of our operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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
The net loss per share for the three and nine months ended September 30, 2022 partially reflects 13,606,000 shares of common stock sold in September 2022 through an underwritten public offering. Additionally, we issued 6,489,357 shares of our common stock pursuant to a private placement financing completed in September 2021 and 951,980 shares of our common stock issued in December 2021 pursuant to a private placement financing with Horizon Therapeutics Ireland DAC (“Horizon”). The increased number of shares issued during the periods presented impacts the year-over-year comparability of our net loss per share calculations.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, does not differ from basic net loss per share for the periods presented.

	September 30,
	2022	2021
	(unaudited)
Warrants to purchase common stock	8,838,694	8,851,116
Stock options and restricted stock units outstanding	7,327,631	5,692,264
Total	16,166,325	14,543,380

4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	September 30, 2022
	(unaudited)
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$121,916	$—	$—	$121,916
U.S. treasury bills	53,660	—	(804)	52,856
Corporate debt securities and commercial paper	98,215	—	(818)	97,397
Total	$273,791	$—	$(1,622)	$272,169

Classified as:
Cash equivalents				$121,916
Short-term investments				122,237
Long-term investments				28,016
Total				$272,169

	December 31, 2021
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$50,277	$—	$—	$50,277
U.S. treasury bills	30,006	1	(100)	29,907
Corporate debt securities and commercial paper	117,492	2	(139)	117,355
Total	$197,775	$3	$(239)	$197,539

Classified as:
Cash equivalents				$50,277
Short-term investments				94,396
Long-term investments				52,866
Total				$197,539
All investments held as of September 30, 2022 and December 31, 2021 were classified as available-for-sale debt securities and had contractual maturities of less than two years. There were no realized gains and losses on these securities for the periods presented. The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2022 and December 31, 2021 was $123.2 million and $83.0 million, respectively. Investments in a continuous unrealized loss position for more than twelve months related to our U.S. treasury bills, corporate debt securities and commercial paper, which had a carrying value of $26.0 million and gross unrealized losses of $0.5 million as of September 30, 2022 and none as of December 31, 2021. Our available-for-sale debt securities are invested in highly liquid funds with high credit ratings that have a final maturity of two years or less on the date of purchase. Unrealized losses on these investments were primarily due to changes in interest rates. We evaluated our investments that are in an unrealized loss position and believe it is more likely than not that we will hold these investments until maturity and will recover the amortized cost basis of these investments.
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
As of September 30, 2022 and December 31, 2021, cash of $4.7 million and $17.6 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$121,916	$—	$—	$121,916
U.S. treasury bills	52,856	—	—	52,856
Corporate debt securities and commercial paper	—	97,397	—	97,397
Total	$174,772	$97,397	$—	$272,169

	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$50,277	$—	$—	$50,277
U.S. treasury bills	29,907	—	—	29,907
Corporate debt securities and commercial paper	—	117,355	—	117,355
Total	$80,184	$117,355	$—	$197,539
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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Prepaid research and development	$2,723	$3,315
Prepaid insurance	547	454
Prepaid other	430	266
Deferred financing	—	352
Other receivables	295	323
Prepaid expenses and other current assets	$3,995	$4,710

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Research and development services	$8,293	$5,536
Employee compensation	3,380	3,084
Accrued taxes	1,211	127
Legal and professional fees	822	394
Accrued other	38	276
Accrued liabilities	$13,744	$9,417
7. Long-term Debt
In August 2019, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million (the “Term Loans”). Borrowings under the Loan Agreement consisted of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, $3.0 million of which was used to repay amounts owing under our prior loan and security agreement with SVB. In March 2020, the second tranche of $5.0 million was funded to us. We did not draw down the final tranche of $5.0 million, which expired in July 2020.
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extended to June 30, 2021 if we received aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of the agreement with AbbVie Ireland Unlimited Company (“AbbVie”), discussed in detail in Note 9. As a result of the interest only extension, the Term Loans are payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
We may prepay all, but not less than all, of the Term Loans subject to a prepayment fee equal to $75,000. Additionally, a final payment in the amount of 5.5% of the funded Term Loans is payable to SVB on the date on which the Term Loans are prepaid, paid or become due and payable in full. The final payment fees are recorded in long-term debt in our accompanying Condensed Consolidated Balance Sheets.
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants. We were in compliance with our covenants as of September 30, 2022. As such, as of September 30, 2022, the classification of the loan is split between current and noncurrent based on the timing of payment obligations. As security for our obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
In connection with the Loan Agreement, we issued a warrant to SVB to purchase up to 52,083 shares of our common stock at a price of $4.32 per share, 17,361 shares of which became exercisable in August 2019 after we drew down the initial tranche. In March 2020, after we drew down the second tranche of our Term Loan, an additional 17,361 shares became exercisable. The remaining warrants did not vest and expired upon the expiration of the third tranche of our Term Loan. The fair value of the warrants on the date of issuance for the initial tranche and second tranche was $60,000 and $60,000, respectively, determined using the Black-Scholes option-pricing model, and was recorded as a component of equity and as a debt discount in our accompanying Condensed Consolidated Balance Sheets.
We recorded a total debt discount of $812,000 in connection with the Loan Agreement, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. The unamortized discount included in long-term debt in our accompanying Condensed Consolidated Balance Sheets was $78,000 as of September 30, 2022. Interest expense associated with the amortization of the discount is recorded as non-cash interest expense on our accompanying Condensed Consolidated Statements of Cash Flows.

Scheduled principal payments on our outstanding debt as of September 30, 2022 under our Loan Agreement, excluding final payment fees, are as follows (in thousands):

Total
Year ending December 31,	(unaudited)
2022 (remainder of year)	$1,200
2023	2,800
Total future principal payments	$4,000
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
Under the terms of the agreements, Horizon also paid us a non-refundable upfront payment of $25.0 million in the first quarter of 2022. In addition, we are eligible to receive up to $381.0 million per program, or up to approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Furthermore, we are eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on global net sales. In addition to proceeds from the non-refundable upfront payment, we have recognized $446,000 in research and development support for ongoing programs through September 30, 2022.
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
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune Therapeutics plc (“Adaptimmune”) to develop next-generation SPEAR T cell products (the “Adaptimmune Agreement”). Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies.
Through September 30, 2022, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. In addition, we have recorded $1.9 million in research support payments to fund ongoing programs through September 30, 2022. In addition, we are eligible for research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if respective pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
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

	September 30, 2022	December 31, 2021
	(unaudited)
Contract Assets	$382	$25,000
Contract Liabilities	$77,013	$102,603
We use cost-based input methods to measure progress towards completion of our performance obligations and to calculate the corresponding revenue to recognize under our contracts with customers each period. In applying the cost-based input, we use actual costs incurred relative to budgeted costs for each combined performance obligation. Actual costs consist primarily of labor related to internal personnel and third-party contracts. Revenue is recognized based on the level of costs incurred relative to the total estimated costs for the performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.
Collaboration revenue in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), disaggregated by customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
AbbVie	$6,632	$8,516	$17,155	$18,913
Horizon	1,279	—	9,535	—
Adaptimmune	456	—	598	—
Total collaboration revenue	$8,367	$8,516	$27,288	$18,913
Revenue recognized during the period that was included in the opening contract liability balance was $26.3 million and $18.9 million for the nine months ended September 30, 2022 and 2021, respectively.
10. Stockholders’ Equity
Securities Offering and Financing Agreement
In September 2022, we sold 13,606,000 shares of our common stock in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107), resulting in net proceeds of $93.5 million to us, after deducting underwriting discounts, commissions and estimated offering costs. Accrued legal and professional fees of $550,000 incurred in connection with the public offering have been recorded as a reduction to the $94.0 million cash proceeds within additional-paid-in-capital on our accompanying Condensed Consolidated Balance Sheets. An additional 1,903,282 shares of our common stock were sold pursuant to the underwriters’ partial exercise of their over-allotment option, with net proceeds of $13.1 million, after deducting underwriting discounts and commissions, received upon closing on October 4, 2022.
In September 2022, we and Cowen and Company, LLC (“Cowen”) mutually terminated the sales agreement (the “Sales Agreement”) dated July 2, 2021.The Sales Agreement provided that we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds, under which Cowen acted as the sales agent. No shares of our common stock were sold under the Sales Agreement. In connection with the termination of the Sales Agreement, we wrote off $488,000 of deferred financing costs to expense, which were previously included within prepaid expenses and other current assets on our accompanying Condensed Consolidated Balance Sheets.
Equity Incentive Plans
On January 1, 2022, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 1,500,000 additional shares were automatically added to the shares authorized under the 2018 Plan.

During the nine months ended September 30, 2022, we issued stock option grants totaling 1,891,150 shares with a weighted average exercise price of $10.99 per share and 3,750 shares of restricted stock units (“RSUs”) at a grant date fair value of $9.00 per share to eligible employees and board members.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
Research and development	$1,558	$936	$4,212	$2,596
General and administrative	997	702	2,967	2,184
Total stock-based compensation expense	$2,555	$1,638	$7,179	$4,780
11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 4.82% and 0.61% for the nine months ended September 30, 2022 and 2021, respectively.
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
The increase in our effective tax rate during the nine months ended September 30, 2022 was also impacted by recognizing current domestic federal income tax liabilities of $0.4 million, which was a result of the mandatory capitalization of research and development expenses under Internal Revenue Code Section 174. As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the 2022 tax year, expenses that are incurred for research and development in the U.S. will be capitalized and amortized over five years, and expenses that are incurred for research and experimentation outside the U.S. will be capitalized and amortized over 15 years.
The difference between the effective tax rate of 4.82% and the U.S. federal statutory rate of 21% for the nine months ended September 30, 2022, was primarily due to recognizing a full valuation allowance on our domestic deferred tax assets and partial valuation allowance on our foreign deferred tax assets, tax expense resulting from the acceptance of a Voluntary Disclosure Agreement with the Australian Taxation Office, and tax benefits relating to research and development tax credits.
The difference between the effective tax rate of 0.61% and the U.S. federal statutory rate of 21% for the nine months ended September 30, 2021, was primarily due to recognizing a full valuation allowance on our domestic deferred tax assets and partial valuation allowance on our foreign deferred tax assets.
As of September 30, 2022, we determined that, based on an evaluation of our sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and therefore we continued to record a full domestic valuation allowance. As of September 30, 2022, we determined that it was more likely than not that only a portion of our foreign deferred tax assets would be realized and have recorded a partial foreign valuation allowance.

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
Overview
We are a clinical-stage biopharmaceutical company dedicated to discovering and developing innovative, protein-based immunotherapies to treat inflammatory and autoimmune diseases. Our approach includes a proprietary scientific platform that converts native immune system proteins into differentiated, multi-targeted therapeutics. We are seeking to create first- or best-in-class multifunctional immunotherapies via our unique protein engineering technologies to improve outcomes in patients with serious diseases.
Autoimmune and Inflammatory Diseases
ALPN-303 is a dual B cell cytokine antagonist, being developed for the treatment of B cell mediated inflammatory and autoimmune diseases. Engineered using our proprietary directed evolution platform, ALPN-303 potently inhibits the pleiotropic B cell cytokines B cell activating factor (BAFF, BLyS), and a proliferation inducing ligand, or APRIL, which play key roles in B cell development, differentiation, and survival, and together may contribute to the pathogenesis of multiple autoimmune diseases. Data presented at the American College of Rheumatology, or ACR, Convergence 2021 Annual Meeting and the 2022 European Alliance of Associations for Rheumatology, or EULAR, Annual European Congress, demonstrated that ALPN-303 inhibits the activity of the B cell cytokines APRIL and BAFF more potently than wild-type TACI-Fc counterparts, as well as anti-BAFF and anti-APRIL monoclonal antibodies. In addition, ALPN-303 has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys.
Preliminary findings from a randomized, placebo-controlled, first-in-human, Phase 1 study of ALPN-303 in adult healthy volunteers (NCT05034484) were presented at our inaugural R&D Day in September 2022 and at subsequent scientific conferences, including the American Society of Nephrology Kidney Week 2022 Meeting and the ACR Convergence Meeting 2022. ALPN-303 was well tolerated as single intravenous (IV) or subcutaneous (SC) doses of up to 960 mg in adult healthy volunteers and exhibited dose-related pharmacokinetic and on-target pharmacodynamic effects. ALPN-303 maintained target coverage of free APRIL for 2-3 and ≥4 weeks with 80 and 240 mg, respectively, corresponding to reductions in serum Ig and antibody-secreting cells. In addition, ALPN-303 also dose-dependently reduced serum Gd-IgA1, an important effector molecule and/or biomarker in IgA nephropathy. Pharmacodynamic analyses further support the potential for convenient subcutaneous therapeutic dosing every four weeks, suggesting potential for more robust activity and greater convenience over related inhibitors of BAFF and/or APRIL. Initiation of basket trials in hematologic and renal indications, and a phase 2 study in systemic lupus erythematosus (SLE), is anticipated in 2023. We anticipate receiving initial clinical data from the first basket trials in late 2023.
ALPN-101, or acazicolcept, is a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of systemic lupus erythematosus, or SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and initiated patient dosing in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through September 30, 2022, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
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

Immuno-oncology
ALPN-202, or davoceticept, is a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. On October 24, 2022, we announced the voluntary termination of enrollment of davoceticept clinical studies, including the NEON-1 study of davoceticept as monotherapy and the NEON-2 study of davoceticept in combination with pembrolizumab. The decision to terminate enrollment in the davoceticept studies was made following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study.
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
Our goal is to discover and develop modern therapies to treat patients with serious autoimmune and inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our lead wholly-owned program ALPN-303 into clinical studies for the treatment of multiple B cell and/or autoantibody-related diseases;
•aggressively move our most advanced autoimmune and inflammatory program acazicolcept through clinical development as part of our collaboration with AbbVie including conducting Synergy, our Phase 2 study for the treatment of SLE; and
•maximize the value of our pipeline and platform via potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through private placements of common stock and convertible preferred stock, public offerings of common stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through September 30, 2022, excluding amounts borrowed through debt financing, we have raised an aggregate of approximately $512.9 million to fund operations, of which $279.0 million was from the sale of common stock and warrants, $49.2 million was from the sale of convertible preferred stock, $140.5 million was through our license and collaboration agreements, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of September 30, 2022, we had cash, cash equivalents, restricted cash, and investments totaling $277.1 million.
Our net loss was $13.3 million and $13.5 million for the three months ended September 30, 2022 and 2021, respectively, and $38.9 million and $35.2 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•initiate and complete nonclinical studies and clinical trials for our product candidates, including acazicolcept, a dual ICOS/CD28 antagonist program targeting autoimmune and inflammatory disorders, and ALPN-303, a dual B cell cytokine antagonist for B cell-mediated autoimmune and inflammatory diseases;
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
We recognized revenue from the AbbVie Agreement of $6.6 million and $8.5 million for the three months ended September 30, 2022 and 2021, respectively, and $17.2 million and $18.9 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and will end upon the later of the exercise or expiration of the option.
Horizon
In December 2021, we entered into an agreement with Horizon, the Horizon Agreement, which grants Horizon an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds.
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
We recognized revenue from the Horizon Agreement of $1.3 million and $9.5 million for the three and nine months ended September 30, 2022, respectively.
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune, or the “AdaptimmuneAgreement, to develop next-generation SPEAR T cell products. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein, or SIP, and transmembrane immunomodulatory protein, TIP, technologies.
Through September 30, 2022, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. Furthermore, we have recorded $1.9 million in research support payments to fund ongoing programs through September 30, 2022. If respective pre-specified milestones for each program are achieved, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, and we are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
For revenue recognition purposes, licensing and research support fees billed under the agreement are being recorded as deferred revenue and recognized to revenue based on employee hours contributed to each performance obligation. We recognized revenue from the Adaptimmune Agreement of $0.5 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. No revenue was recognized during the corresponding periods in 2021.
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
Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(unaudited)
Direct research and development expense by program:
Acazicolcept	$2,711	$3,961	$8,117	$8,115
Davoceticept	2,354	4,752	8,435	7,934
ALPN-303	2,665	3,561	8,931	9,779
Other	299	170	642	438
Total direct research and development expense	8,029	12,444	26,125	26,266
Indirect research and development expense by type:
Personnel-related costs	8,011	4,639	20,719	12,423
Research and development supplies and services	655	659	2,105	2,230
Allocated facility, equipment and other expenses	894	567	2,538	2,461
Total indirect research and development expense	9,560	5,865	25,362	17,114
Total research and development expense	$17,589	$18,309	$51,487	$43,380
We expect our direct and indirect research and development expenses to increase for the foreseeable future as we continue to develop our platform and product candidates. We remain focused on using our resources to further advance ALPN-303’s broad development plan. We expect the future increase in investment in this program, including a phase 2 study in SLE, and open label basket studies in glomerulonephritis and autoimmune cytopenias, to more than offset the expected significant decrease in costs to support davoceticept as a result of the voluntary termination of enrollment of davoceticept clinical studies as announced by us on October 24, 2022.
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

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related costs for employees in executive, business development, finance, legal, and administrative functions. Other significant general and administrative expenses include professional fees for accounting and legal services, expenses associated with obtaining and maintaining patents and other intellectual property, and allocation of facility and overhead costs.
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
Income Tax Expense
Income tax expense for the 2022 period primarily relates to a cumulative change to our foreign income tax provision while income tax expense for the 2021 period relates to the removal of the valuation allowance against our foreign deferred tax assets as we had generated sufficient foreign taxable income to utilize all historical operating losses.
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
Our significant accounting policies are more fully described in Note 2 of the accompanying condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant or material changes in our significant accounting policies during the nine months ended September 30, 2022, as compared to those disclosed in our Annual Report.

Results of Operations
Comparison of Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		$ Change
	2022	2021
	(unaudited)
Collaboration revenue	$8,367	$8,516	$(149)
Operating expenses:
Research and development	17,589	18,309	(720)
General and administrative	4,610	3,470	1,140
Total operating expenses	22,199	21,779	420
Loss from operations	(13,832)	(13,263)	(569)
Other income (expense):
Interest expense	(105)	(203)	98
Interest income	664	52	612
Loss before taxes	(13,273)	(13,414)	141
Income tax expense	—	(80)	80
Net loss	$(13,273)	$(13,494)	$221

Collaboration Revenue
Revenue for the three months ended September 30, 2022 consists of $6.6 million related to the AbbVie Agreement, $1.3 million related to the Horizon Agreement, and $0.5 million related to the Adaptimmune Agreement. Revenue for the three months ended September 30, 2021 consists of $8.5 million related to the AbbVie Agreement.
Research and Development Expenses
The $0.7 million decrease in research and development expenses was primarily attributable to decreases of $3.1 million in clinical trial activities and $1.4 million in direct research activities. These decreases were partially offset by an increase of $3.4 million in research and development personnel-related expenses due to increased headcount, which includes $0.6 million in higher non-cash stock-based compensation expense, and $0.3 million in allocated overhead and facilities expenses.
General and Administrative Expenses
The $1.1 million increase in general and administrative expenses was primarily attributable to increases of $0.8 million in personnel-related expenses, which includes $0.3 million in higher non-cash stock-based compensation expense, and $0.7 million in legal and professional services, which includes $0.5 million related to the write-off of previously deferred financing costs. The increases were partially offset by $0.4 million related to lower allocated overhead and facilities expenses.
Other Income (Expense)
The $0.7 million increase in other income (expense) is attributable to higher interest income due to higher investment balances and rising interest rates, and lower interest expense due to amortization of the underlying term loan balance.

Comparison of Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		$ Change
	2022	2021
	(unaudited)
Collaboration revenue	$27,288	$18,913	$8,375
Operating expenses:
Research and development	51,487	43,380	8,107
General and administrative	13,579	10,016	3,563
Total operating expenses	65,066	53,396	11,670
Loss from operations	(37,778)	(34,483)	(3,295)
Other income (expense):
Interest expense	(389)	(638)	249
Interest income	1,123	166	957
Other expense	(72)	—	(72)
Loss before taxes	(37,116)	(34,955)	(2,161)
Income tax expense	(1,782)	(211)	(1,571)
Net loss	$(38,898)	$(35,166)	$(3,732)
Collaboration Revenue
Revenue for the nine months ended September 30, 2022 consists of $17.2 million related to the AbbVie Agreement, $9.5 million related to the Horizon Agreement, and $0.6 million related to the Adaptimmune Agreement. Revenue for the nine months ended September 30, 2021 consists of $18.9 million related to the AbbVie Agreement.
Research and Development Expenses
The $8.1 million increase in research and development expenses was primarily attributable to increases of $8.3 million in personnel-related expenses due to increased headcount, which includes $1.6 million in higher non-cash stock-based compensation expense, and $3.5 million in clinical trial activity. These increases were partially offset by decreases of $2.4 million in direct research activities and $1.3 million in contract manufacturing and process development of our product candidates.
General and Administrative Expenses
The $3.6 million increase in general and administrative expenses was primarily attributable to increases of $2.2 million in personnel-related expenses, which includes $0.8 million in higher non-cash stock-based compensation expense, $1.1 million in legal and professional services, which includes $0.5 million related to the write-off of previously deferred financing costs, and $0.2 million in higher allocated overhead and facilities to support the growth and expansion of our business.
Other Income (Expense)
The $1.1 million increase in other income (expense) is primarily attributable to higher interest income due to higher investment balances and rising interest rates, and lower interest expense due to amortization of the underlying term loan balance.
Income Tax Expense
The $1.6 million increase in income tax expense primarily relates to a $1.3 million cumulative change to our foreign income tax provision as a result of tax return filed under a revised transfer pricing model for the activities of our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, debt, payments received under our collaboration agreements, and funds acquired upon the close of our merger with Nivalis. As of September 30, 2022, we had cash, cash equivalents, restricted cash, and investments totaling $277.1 million. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.
Equity Financing Agreements
In September 2022, we entered into an underwriting agreement, the Underwriting Agreement, with Morgan Stanley & Co. LLC, SVB Securities LLC and Cowen and Company, LLC, acting as representatives of the several underwriters named therein, or, collectively, the Underwriters, pursuant to which we sold 13,606,000 shares of our common stock, or the Firm Shares, in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). We also granted the Underwriters a 30-day option to purchase up to an additional 2,040,900 shares of common stock, or the Option Shares. The offering price of the Firm Shares and the Option Shares to the public was $7.35 per share. The Underwriters purchased the Firm Shares from us pursuant to the Underwriting Agreement at a price of $6.909 per share. The net proceeds of the public offering were approximately $93.5 million, after deducting underwriting discounts, commissions and estimated offering expenses. In October 2022, 1,903,282 Option Shares were sold pursuant to the underwriters’ partial exercise of their over-allotment option at a price per share of $6.909, with net proceeds of $13.1 million.
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
In July 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. In connection with our September 2022 public offering, we and Cowen mutually terminated the Sales Agreement, and, as a result, we wrote off $0.5 million in deferred financing costs to expense, which were previously included within prepaid expenses and other current assets on our accompanying Condensed Consolidated Balance Sheets. No shares of common stock were sold under the Sales Agreement prior to its termination.
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
Debt Financing Agreements
As of September 30, 2022, we had $4.6 million in remaining principal balance and final payment fees outstanding under our 2019 term loan agreement with Silicon Valley Bank and were in compliance with our respective loan covenants. See Note 7 for further discussion of our Term Loans.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(26,968)	$(519)
Net cash used in investing activities	(5,449)	(48,195)
Net cash provided by financing activities	91,146	89,891
Net Cash Used in Operating Activities:
Net cash used in operating activities was $27.0 million during the nine months ended September 30, 2022, and consisted of our net loss of $38.9 million, partially offset by changes of $3.3 million in our net operating assets and liabilities, and $8.6 million in net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization. The $3.3 million increase in our net operating assets and liabilities was largely driven by the receipt of a $25.0 million upfront payment from Horizon, partially offset by other changes in net operating assets and liabilities.
Net cash used in operating activities was $0.5 million during the nine months ended September 30, 2021, and consisted of our net loss of $35.2 million, partially offset by an increase of $28.6 million in our net operating assets and liabilities and an increase of $6.0 million in our net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net Cash Used in Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash used in investing activities was $5.4 million during the nine months ended September 30, 2022, and consisted primarily of net purchases of investments in U.S. Treasury securities, commercial paper, and corporate debt securities using excess liquidity consisting primarily of funds received in connection with entering into the Horizon Agreement, as well as the purchases of property and equipment, primarily lab equipment to support our research and development efforts.
Net cash used in investing activities was $48.2 million during the nine months ended September 30, 2021, and consisted primarily of our purchases and maturities of investments in U.S. Treasury securities, commercial paper, and corporate debt securities, as well as the purchases of property and equipment, primarily lab equipment, to support our research and development efforts.

Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $91.1 million during the nine months ended September 30, 2022, and consisted primarily of cash proceeds of $94.0 million, net of underwriting fees and commissions, related to the sale of 13,606,000 shares of our common stock in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107), and $0.7 million related to the exercise of stock options. These increases were partially offset by $3.6 million in principal payments on our debt.
Net cash provided by financing activities was $89.9 million during the nine months ended September 30, 2021, and consisted primarily of the net proceeds of $90.8 million related to the sale of approximately 6.5 million shares of common stock and 3.2 million prefunded warrants to purchase common stock under our 2021 Securities Purchase Agreement, and $0.3 million related to the exercise of stock options. These increases were partially offset by $1.2 million in principal payments on our debt.
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

Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended September 30, 2022, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We plan to develop novel protein-based immunotherapies in part via our proprietary directed evolution platform for the treatment of autoimmune and inflammatory diseases. The potential to create therapies capable of working within and/or modulating an immune synapse, forcing a synapse to occur, or preventing a synapse from occurring is an important, novel attribute of the majority of our approaches. However, the scientific research forming the basis of our efforts to develop therapeutic candidates based on our platform is relatively new. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platform is both preliminary and limited.
Relatively few therapeutic candidates based on immunoglobulin superfamily, or IgSF, domains, or tumor necrosis factor receptor super family, or TNFRSF, domains, have been tested in humans. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic candidate to be effective. We currently have only limited data to suggest we can introduce these necessary therapeutic properties into variant Ig domain, or vIgD or variant TNF(R) domain, or vTD, based therapeutic candidates. In addition, vIgDs or vTDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. While we continue to evaluate our vIgDs and vTDs preclinically and clinically, the risk profile in humans is still being fully assessed. Undesirable side effects that may be caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. For example, we recently voluntarily terminated enrollment in both clinical studies involving davoceticept, including the NEON-1 study of davoceticept as monotherapy and the NEON-2 study of davoceticept in combination with pembrolizumab. The decision to terminate enrollment in the davoceticept studies was made following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study. Occurrences like these may harm our business, financial condition and prospects significantly. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock may decline.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, in October 2022, we announced the termination of enrollment of davoceticept clinical studies (NEON-1 and NEON-2) after we were notified of a second death in the NEON-2 study, which investigated davoceticept in combination with pembrolizumab. While we continue to monitor all NEON study participants previously enrolled in the NEON studies, we are currently focused on advancing the development of acazicolcept and ALPN-303; however, even with the significant investment of time and funding to advance these product candidates, we cannot guarantee that our clinical and preclinical development efforts will be successful. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective CROs or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or CROs deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The novelty of our platform may mean our failure rates are higher than historical norms. The results from preclinical testing or early clinical trials of a therapeutic candidate may not predict the outcome of later phase clinical trials of the therapeutic candidate, particularly in immuno-oncology and autoimmune and inflammatory disorders. We will have to conduct additional trials in our proposed indications to verify the results obtained to date in our preclinical and clinical studies and to support any future regulatory submissions. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for supporting a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated acazicolcept in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of acazicolcept in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. Our Phase 2 study in SLE has materially increased our research and development spending and we expect this increased spend will continue. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding. We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for acazicolcept pursuant to our option and license agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we had initiated our Phase 1 studies of davoceticept, but terminated enrollment in these studies in October 2022 following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study. We will have to conduct additional preclinical studies and human trials in our proposed indications of acazicolcept and ALPN-303 to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
Additionally, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees. In response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or disruption occurs, including due to travel restrictions, foreign COVID-19-related policies, staffing shortages or public health reasons, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions and provide feedback on our clinical development plans, which could have a material adverse effect on our business and our anticipated timelines. Further, future government shutdowns or disruptions to normal operations could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigation sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Geopolitical events in countries where we have or seek to have clinical trial sites can also negatively impact our ability to enroll patients in our trials. For example, we had intended to open trial sites in Russia for both our ongoing Synergy trial and our planned Phase 2 trial in SLE with ALPN-303. Following the start of the Russia-Ukraine conflict, we abandoned our plans to open these sites. Although no sites in Russia had been opened, we must revise our plans and locate alternative trial sites in order to achieve targeted enrollment numbers and enrollment rates for these trials. Any resulting delays in patient enrollment may increase our costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.
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
If serious adverse events or undesirable side effects arise, we could be required to suspend, delay, or halt our clinical trials. For example, in October 2022 we voluntarily terminated enrollment in both clinical studies involving davoceticept following a second Grade 5 serious adverse event (patient death) in the NEON-2 trial. Additionally, serious adverse events or undesirable side effects could cause regulatory authorities to deny approval or require us to limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Side effects that are observed during the trial, whether treatment related or not, could also affect patient recruitment for future trials or the ability of enrolled patients to complete the trial or result in potential product liability claims.
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
Development of any of our product candidates in combination with one or more other therapies that have either been approved or not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities could expose us to additional risks, as combination therapies may increase the rate of serious or unexpected adverse events, which could result in a clinical hold as well as pre-approval and post-approval restrictions by the FDA or other regulatory authorities on the proposed combination therapy, including narrowing of the indication, warnings, additional safety data collection and monitoring procedures, and REMS, even if the cause of such serious or unexpected adverse events are not directly attributed to our product candidate. Any of these events or restrictions could have a material adverse effect on our business, development of our product candidates, delay our regulatory approval, and decrease the market acceptance and profitability of our product candidate if approved for a combination therapy. For example, as discussed in the risk factor above, our NEON-2 trial evaluating davoceticept in combination with Merck’s pembrolizumab in adults with advanced malignancies was placed on partial clinical hold by the FDA between March 2022 and May 2022, during which time we were unable to enroll any additional participants in the clinical trial, and was later voluntarily terminated in October 2022 due to safety concerns.
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
We participate in the highly competitive sector of biotechnology and pharmaceuticals and in the subsector of immune modulation. This subsector has undergone tremendous technological advancement over the last decade due to advancements in understanding the role of the immune system across multiple therapeutic areas, including oncology and autoimmune and inflammatory disease. While we believe our novel technology platform, discovery programs, knowledge, experience, and scientific resources offer competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, public and private research institutions, and others.
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
Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones (of which $45.0 million was achieved in the second quarter of 2021), an additional $75.0 million if AbbVie exercises its option with respect to acazicolcept following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales. Through September 30, 2022, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of September 30, 2022, we had $277.1 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents and investments will be sufficient to fund our planned level of operations, including anticipated capital expenditures, for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in January 2019, we issued in a private placement 4,706,700 shares of common stock and warrants to purchase an additional 1,835,610 shares of common stock for gross proceeds of approximately $25.3 million. In July 2020, we issued in a private placement 5,139,610 shares of common stock, prefunded warrants to purchase 790,710 shares of common stock and warrants to purchase an additional 1,779,096 shares of common stock for gross proceeds of approximately $60.0 million. In September 2021, we issued in a private placement 6,489,357 shares of common stock and prefunded warrants to purchase an additional 3,191,487 shares of common stock for gross proceeds of approximately $91.0 million. In December 2021, in connection with the Horizon Agreement, we sold 951,980 shares of our common stock to Horizon for which they paid $15.0 million. In September 2022, we issued in an underwritten public offering 13,606,000 shares of common stock for net proceeds of approximately $93.5 million, after deducting underwriting discounts, commissions and offering expenses, and we issued an additional 1,903,282 shares of common stock in October 2022 pursuant to the underwriters’ partial exercise of their over-allotment option, for net proceeds of approximately $13.1 million. From time to time, we also have entered into “at the market” equity offering arrangements that enable us to sell shares of our common stock from time to time through an “at the market” equity offering. In September 2022, we terminated our “at the market” equity offering arrangement with Cowen and Company, LLC in connection with our September 2022 underwritten offering, but we may in the future implement similar “at the market” equity offering arrangements.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune and inflammatory diseases. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the nine months ended September 30, 2022, our net loss was $38.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
As of September 30, 2022, we had $277.1 million in cash and cash equivalents, restricted cash, and investments. We expect to continue to invest our excess cash in fixed income and other marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, enacted in December 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted in April 2020, significantly changed the U.S. Internal Revenue Code, or the Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. We have generally accounted for changes related to the TCJA in accordance with our understanding of the legislation and guidance available as of the date of this filing as described in more detail in our financial statements and will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to federal tax law. As another example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. Given its recent pronouncement, it is unclear at this time what, if any, impact the IRA will have on our company's tax rate and financial results. We will continue to evaluate the IRA’s impact (if any) as further information becomes available. In addition, adverse changes in the financial outlook of our operations or further changes in tax laws or regulations could lead to changes in our valuation allowances against deferred tax assets on our accompanying Condensed Consolidated Balance Sheets, which could materially affect our results of operations.
Our pre-merger net operating loss carryforwards and certain other tax attributes may be subject to limitations.
In general, under Section 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOL carryforwards, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points (by value) over such stockholders’ lowest percentage ownership during the testing period, generally three years. It is possible that our NOL carryforwards and certain other tax attributes may be subject to limitation as a result of ownership changes in the past or in the future because of, among other things, shifts in our stock ownership, many of which are outside our control. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
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
In December 2019, a novel strain of coronavirus, SARS-CoV-2, the causative agent of coronavirus disease 2019, or COVID-19, was first reported. Since then, SARS-CoV-2 has spread globally, including countries in which we have planned or active clinical trial sites. We have experienced and may continue to experience disruptions that could severely impact our business and clinical trials, including:
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
The global outbreak of the COVID-19 coronavirus continues to evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. For example, with the increased availability of vaccines in North America and certain countries around the world, the rate of additional COVID-19 infections and hospitalizations declined in certain locations for periods of time, resulting in relaxed restrictions and a general reopening of the economy and travel across many jurisdictions, however some jurisdictions continue to maintain or reimpose restrictions in view of increased hospitalization rates and cases due to COVID-19 variants. While certain of these developments are positive, reduced vaccine availability, resistance to vaccination by certain persons or ineffectiveness of vaccines against certain variants may result in increasing infection and hospitalization rates, which could be further complicated by the emergence of more virulent or infectious variants of the virus.
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
Certain of our research and development efforts are also conducted globally, for example the ALPN-303 healthy volunteer study includes investigative sites in Australia and our Synergy trial includes investigative sites in Korea and Poland. A health epidemic or other outbreak, including the current COVID-19 outbreak, may materially and adversely affect our business, financial condition and results of operations. The extent to which the outbreak impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others.
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
Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Companies have experienced an increase in phishing and social engineering attacks from third parties in connection with the COVID-19 pandemic, and the increase in remote working further increases security threats. Additionally, cybersecurity researchers have warned of heightened risks of cyberattacks in connection with Russia’s activities in Ukraine. To the extent that any disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. We and certain of our contractors and consultants are, from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if any system failure, accident, or other disruption, or any security breach or incident, impacting us or any of our third-party CROs or other contractors or consultants, were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of September 30, 2022, our patent portfolio consists of 53 granted patents and over 170 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
Moreover, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any patent litigation in Europe.
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
Patents have a limited lifespan. In the United States and abroad, if all maintenance fees/annuity fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. The protection a patent affords is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are approved and commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may be unable to protect our patent intellectual property rights throughout the world.
Obtaining a valid and enforceable issued or granted patent covering our technology, including therapeutic candidates and products, in the United States and worldwide can be extremely costly. In jurisdictions where we have not obtained patent protection, competitors may use our technology, including our platform technology and therapeutic candidates and products, to develop their own products, and further, may commercialize such products in those jurisdictions and export otherwise infringing products to territories where we have not obtained patent protection. In certain instances, a competitor may be able to export otherwise infringing products in territories where we will obtain patent protection. In jurisdictions outside the United States where we will obtain patent protection, it may be more difficult to enforce a patent as compared to the United States. Competitor products may compete with our future products in jurisdictions where we do not or will not have issued or granted patents or where our issued or granted patent claims or other intellectual property rights are not sufficient to prevent competitor activities in these jurisdictions. The legal systems of certain countries, particularly certain developing countries, make it difficult to enforce patents and such countries may not recognize other types of intellectual property protection, particularly relating to biopharmaceuticals. Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. This could make it difficult for us to prevent the infringement of our patents or marketing of competing products in violation of our proprietary rights generally in certain jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.
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
Certain data breaches must also be reported to affected individuals and the government under applicable data protection laws, and financial penalties may also apply.
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
•we may be unable to demonstrate that a therapeutic candidate’s clinical and other benefits outweigh its safety risks, including the safety concerns we have experienced in the NEON-2 trial, which have led to the discontinuation of both the NEON-2 and NEON-1 trials;
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
•the federal Physician Payment Sunshine Act and its implementing regulations, also referred to as “Open Payments,” require applicable manufacturers of pharmaceutical and biological drugs, among other covered medical products, reimbursable under Medicare, Medicaid, or Children’s Health Insurance Programs to track and report to the CMS certain payments and transfers of value made in the previous year, including but not limited to, consulting fees, travel reimbursements, and research grants made to cover recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding physicians’ and their immediate family members’ ownership and investment interests in the applicable manufacturer, with limited exceptions; and
•analogous and similar state and foreign laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or executive or administrative action, either in the United States or abroad. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. For example, Congress is reviewing the FDA user fee reauthorization bill with new reforms to the accelerated approval pathway. If the reauthorization bill is not passed before the current user fee legislation expires at the end of September 2022, FDA may face layoffs, which can have a material impact on our clinical development plans and our business. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any legislative or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
We believe the efforts of governments and third-party payors to contain or reduce the cost of healthcare, and legislative and regulatory proposals to broaden the availability of healthcare, will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed or enacted, and such efforts have expanded substantially in recent years. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price. In addition, third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates, and other concessions to reduce the prices for therapeutics. If the price we are able to charge for any therapeutics we develop, or the reimbursement provided for such products, is inadequate, our return on investment could be adversely affected.
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
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. Additionally, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.
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
Additionally, the collection and use of health data in the EU is governed by the General Data Protection Regulation, or GDPR, which extends the geographical scope of EU data protection law to non-EU entities under certain conditions and imposes substantial obligations upon companies and new rights for individuals. Further, state and foreign laws may apply generally to the privacy and security of information we maintain, and may differ from each other in significant ways, thus complicating compliance efforts, as discussed in the risk factor below titled, “Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information, and actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.”

Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information, and actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, regulations, and other actual and asserted obligations governing the collection, use, disclosure, retention, and security of personal information, such as information collected or otherwise processed in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or other actual or asserted obligations, or any perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations, standards, and obligations is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures, our contractual obligations governing our processing of personal information, or any other standards or other actual or asserted obligations, could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.
In conducting and/or enrolling patients in our current or future clinical trials, we are subject to restrictions relating to privacy, data protection and data security and may be subject to additional restrictions as our clinical operations expand. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches (initially to supervisory authorities and, if the breach is serious enough, to individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a July 2020 decision by the Court of Justice for the European Union, or CJEU, that invalidated the EU-U.S. Privacy Shield and, to some extent, called into question the efficacy and legality of using standard contractual clauses approved by the European Commission, or SCCs. To address certain concerns of the CJEU, the European Commission issued revised SCCs in June 2021 that are required to be implemented over time. Regulatory guidance and other developments relating to cross-border personal data transfers, including the necessity of putting in place those revised SCCs and UK SCCs, as discussed below, may increase the complexity of transferring personal data across borders and may require us to engage in additional contractual negotiations and to modify our policies and practices relating to the transfer and other processing of personal data. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.
In the United Kingdom, or UK, the Data Protection Act of 2018 is effective along with a version of the GDPR referred to as the UK GDPR. Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations. Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. Additionally, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK, or the UK SCCs. The UK SCCs became effective March 21, 2022 and, similar to the EU SCCs, are required to be implemented over time. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.
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
In addition, in California, the CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. While it exempts some data regulated by HIPAA and certain clinical trial data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the CPRA was approved by California voters in the November 3, 2020 election. The CPRA will significantly modify the CCPA, creating obligations beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act, or CPA, becoming the third state to pass comprehensive consumer privacy legislation in the United States, which becomes effective July 1, 2023, on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which becomes effective December 31, 2023, and on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring, or CPOMA, which becomes effective July 1, 2023. The CDPA, CPA, UCPA, and CPOMA are comprehensive privacy statutes that share similarities with the CCPA and CPRA. The U.S. federal government also is contemplating federal privacy legislation. These and other new laws that may be proposed or enacted could increase our potential liability and adversely affect our business.
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

Significant developments stemming from the United Kingdom’s withdrawal from the European Union could have a material adverse effect on us.
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
Although our common stock is listed on the Nasdaq Global Market, an active trading market for our common stock may not be sustained. The lack of an active market may impair the ability of our stockholders to sell their shares at the time they wish to sell them or at a price that they consider reasonable, which may reduce the fair market value of their shares. Further, an inactive market may also impair our ability to raise capital by selling our common stock should we determine additional funding is required.
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
•unanticipated serious safety concerns related to the use of any of our product candidates, including those we have experienced in the NEON-2 trial, which resulted in the recent discontinuation of the NEON-2 and NEON-1 trials;
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
Our officers and directors, and their respective affiliates, have significant influence over our business affairs and may make business decisions with which stockholders disagree and which may adversely affect the value of their investment.
Our executive officers and directors together with their respective affiliates, beneficially own approximately 44% of our common stock as of September 30, 2022. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. Additionally, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on November 19, 2021 and permits the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We have in the past and may again in the future sell shares of our common stock to strategic partners in connection with collaboration agreements, as we did in December 2021 in connection with our agreement with Horizon. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 3.7 million shares and 8.8 million shares, respectively, were exercisable as of September 30, 2022, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
The Nasdaq Global Market may delist our common stock from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our shares of common stock are listed on the Nasdaq Global Market under the trading symbol “ALPN.” Our securities may fail to meet the continued listing requirements to be listed on the Nasdaq Global Market. If Nasdaq delists our shares of common stock from trading on its exchange, we could face significant material adverse consequences, including:
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
We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our shares of common stock held by non-affiliates, or our public float, is less than $250 million; or (ii) we have annual revenues less than $100 million and either we have no public float or our public float is less than $700 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 17, 2022, we granted an option to purchase 160,000 shares of our common stock with an exercise price of $8.38 per share to Dr. Andrew Sandler, our Chief Medical Officer, as an “inducement” grant pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. One-fourth of the shares underlying the option will vest on August 17, 2023 and 1/48th of the total number of shares underlying the option will vest on each monthly anniversary thereafter, such that the shares underlying the option will be fully vested on August 17, 2026. Vesting of the option is subject to Dr. Sandler’s continued employment with us on the applicable vesting dates. The option’s expiration date is August 16, 2032. The grant of the option was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. .
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1+	Form of Stand-Alone Inducement Stock Option Grant between the Company and Andrew Sandler					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+	Indicates a management contract or a compensatory plan, contract or arrangement.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Alpine Immune Sciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date:	November 14, 2022	By:	/s/ Mitchell H. Gold, M.D.
		Name:	Mitchell H. Gold, M.D.
		Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date:	November 14, 2022	By:	/s/ Paul Rickey
		Name:	Paul Rickey
		Title:	Senior Vice President and Chief Financial Officer