Form 10-K
period 2022-12-31
ALPINE IMMUNE SCIENCES, INC.
filed 2023-03-23
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2022, was approximately $132.3 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of March 14, 2023 was 47,756,907.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2022.

In this report, unless otherwise stated or as the context otherwise requires, references to “Alpine,” “the Company,” “we,” “us,” “our” and similar references refer to Alpine Immune Sciences, Inc. “VIGD,”“SIP,” and “TIP” are registered trademarks and “NEON-1,” “NEON-2,” “SYNERGY,” “RUBY” and the Company logo are trademarks of Alpine Immune Sciences, Inc. in various jurisdictions. All rights reserved. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this report are the property of their respective holders.
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
•Our computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
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

PART I

Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company dedicated to discovering and developing innovative, protein-based immunotherapies to treat autoimmune and inflammatory diseases. Our approach includes a proprietary scientific platform that converts native immune system proteins into differentiated, multi-targeted therapeutics. We are seeking to create first- or best-in-class multifunctional immunotherapies via our unique protein engineering technologies to improve outcomes in patients with serious diseases.
Autoimmune and Inflammatory Diseases
ALPN-303, or povetacicept, is a dual antagonist of the B cell activating factor, or BAFF, and a proliferation inducing ligand, or APRIL, cytokines, which play key roles in the activation, development, and survival of B cells. Based upon an engineered transmembrane activator and CAML interactor, or TACI, domain, povetacicept has exhibited greater potency in preclinical studies versus wild-type TACI-based comparators, as well as other inhibitors of BAFF and/or APRIL alone. In addition, povetacicept has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. In a randomized, placebo-controlled, first-in-human, Phase 1 study in adult healthy volunteers (NCT05034484), povetacicept has been well tolerated to date and has demonstrated encouraging dose-related pharmacokinetic and on-target pharmacodynamic effects, which we believe supports the use of a once every four-week dose regimen for subsequent studies and enables a broad development plan in multiple indications. Povetacicept is in development for multiple B cell and/or autoantibody-related diseases, including systemic lupus erythematosus, or SLE, glomerulonephritides, and autoimmune cytopenias.
ALPN-101, or acazicolcept, is a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and are currently evaluating acazicolcept in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through December 31, 2022, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the Option and License Agreement with AbbVie, or the AbbVie Agreement.
In December 2021, we entered into a license and collaboration agreement, or the Horizon Agreement, with Horizon Therapeutics Ireland DAC, or Horizon, which grants Horizon an exclusive license for the development, manufacture and commercialization of one of our existing preclinical biologic therapeutic programs, or the Existing Program, and up to three additional autoimmune and inflammatory disease programs for other designated biological targets, or the Research Programs, generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds. Under the terms of the Horizon Agreement, Horizon made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25% premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales.
Immuno-oncology
ALPN-202, or davoceticept, is a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. In October 2022, we announced the voluntary termination of enrollment of davoceticept clinical studies, including the NEON-1 study of davoceticept as monotherapy and the NEON-2 study of davoceticept in combination with pembrolizumab. The decision to terminate enrollment in the davoceticept studies was made following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study.
Scientific Platform
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cell therapies such as chimeric antigen receptor T cells, T cell receptor-engineered T cells, and tumor infiltrating lymphocytes. In

May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEAR™ T cell products which incorporate our secreted and transmembrane immunomodulatory protein, termed SIP™ and TIP™, technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Our Strategy
Our goal is to discover and develop modern therapies to treat patients with serious autoimmune and inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our lead wholly-owned program, povetacicept, into clinical studies for the treatment of multiple B cell and/or autoantibody-related diseases;
•aggressively move our most advanced autoimmune and inflammatory program acazicolcept through clinical development as part of our collaboration with AbbVie, including conducting Synergy, our Phase 2 study for the treatment of SLE; and
•maximize the value of our pipeline and platform via potential partnering activities.
Product Pipeline
We have a diverse pipeline of novel therapies, as shown in Figure 1 below.
Figure 1
Our Scientific Platform
The human immune system is a complex network of biological processes and structures evolved to protect humans from external infections and harmful changes of internal cells. Within the immune system, proteins play a key role in a variety of essential functions, including recognition of foreign and self-antigens, cell adhesion and trafficking, and modulation of cellular activity through costimulatory or inhibitory signaling. Our scientific platform seeks to develop novel therapeutics by engineering native, or so-called “wild-type,” proteins with unique properties that may benefit patients with autoimmune and inflammatory diseases. We have focused our efforts to-date on two major protein superfamilies that play critical roles in the regulation of immune cell signaling and activity: the immunoglobulin superfamily, or IgSF, and the tumor necrosis factor (receptor) superfamily, or TNFSF/TNFRSF.
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
The TNF Superfamily
Figure 3
Our scientists create engineered proteins from IgSF members (variant immunoglobulin domains, or vIgDs) and TNFSF/TNFRSF members (variant TNF domains, or vTDs). We use directed evolution, which is an iterative scientific engineering process purposefully conducted to modify an IgSF or TNFSF/TNFRSF protein for a desired therapeutic function.

Figure 4 illustrates the process of directed evolution in our scientific platform. Our scientists utilize yeast display protein library strategies to identify variants of wild-type proteins with desired binding characteristics. We start with a wild-type IgSF or TNFSF/TNFRSF protein and then enter a cycle of library generation and yeast display. Flow cytometry or other methods are used to sort for yeast clones displaying variants with desired binding characteristics. Biologic and biophysical assays of purified proteins assess biological function and manufacturing characteristics. The end product is an optimized variant Ig domain, vIgD, or variant TNF domain, or vTD. Additional cycles can be carried out by building next generation libraries from the output of prior libraries to result in further optimization.
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

Figure 5
vIgD-Fc or vTD-Fc
A vIgD- or vTD-Fc fusion protein is the simplest format. Acazicolcept and povetacicept are examples of vIgD-Fc and vTD-Fc formats, respectively. The engineered vIgD or vTD protein is fused to an Fc backbone. Combining vIgDs or vTDs with antibody Fc domains to make Fc fusion proteins potentially allows for better expression, facilitates purification, and improves pharmacokinetic (dosing) properties. Fc fusion proteins are a standard format in the industry, with examples such as etanercept, abatacept, and belatacept. A vIgD- or vTD-Fc could potentially be administered intravenously, subcutaneously, topically, or via other methods of delivery.
Cell Therapy Enhancement
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cellular therapies, such as CAR-Ts, TCR-Ts, or TILs.

Povetacicept, a Dual B Cell Cytokine Antagonist for B Cell-Mediated Autoimmune and Inflammatory Diseases
Overview
Povetacicept is an Fc fusion of an engineered variant TACI domain, structurally distinct from wild-type TACI-Ig and designed to more potently inhibit the pleiotropic B cell cytokines B cell activating factor, or BAFF, BLyS, and a proliferation inducing ligand, or APRIL (Figure 6).
Figure 6
BAFF and APRIL play complementary and partially overlapping roles in B cell development, activation, and survival. Early in B cell development, BAFF plays a dominant role related to BAFF-R expression, while later stages of B cell development are APRIL and/or BAFF-dependent, related to TACI and BCMA expression (Figure 7). Importantly, plasmablasts and plasma cells, which are a dominant source of the pathogenic autoantibodies in lupus and other related diseases, retain responsiveness to APRIL and BAFF. Co-neutralization of APRIL and BAFF dramatically reduces B cell survival and function, including antibody production, whereas inhibition of either BAFF or APRIL alone mediates only modest effects. Povetacicept, with enhanced inhibitory activity against BAFF & APRIL, could further improve clinical outcomes in B cell mediated autoimmune and inflammatory diseases.
Figure 7
Povetacicept Nonclinical Development
The engineering of the active domain used in povetacicept was focused on increasing the affinity of wild-type TACI against both BAFF and APRIL, with APRIL of particular interest given that wild-type TACI appears to be a relatively weak inhibitor of APRIL. Data presented at the 2022 EULAR Annual European Congress demonstrated that relative to wild-type TACI, povetacicept had improved affinity against BAFF 8 to 10-fold, and dramatically improved affinity against APRIL suggesting that povetacicept may be the first truly dual, potent inhibitor of these two cytokines. In Figure 8, WT TACI-Fc binds APRIL poorly by surface plasmon resonance, or SPR, with APRIL binding significantly improved by povetacicept.

Figure 8
Povetacicept’s ability to inhibit the activity of APRIL and BAFF alone or in combination was evaluated in a TACI/Jurkat/NF-kB in vitro reporter assay, in comparison to wild-type TACI-Fc’s, belimumab, anti-APRIL mAbs, or the combination of anti-APRIL mAb plus belimumab. Based upon IC50, povetacicept more effectively inhibited APRIL activity than either of the two anti-APRIL mAbs evaluated, and inhibited BAFF activity > 3-fold more potently than belimumab (Figure 9). In addition, povetacicept most potently inhibited the combined activity of APRIL and BAFF, with a >50-fold better IC50 relative to telitacicept, and a > 3-fold better IC50 relative to the combination of anti-APRIL mAb plus belimumab.
Figure 9
The improved affinity of povetacicept for both BAFF and APRIL correlates with significantly improved efficacy in multiple preclinical models. For example, in a sheep red blood cell challenge model, povetacicept resulted in the most potent reduction of antibody responses and plasma cell formation – compared to wild-type TACI, single inhibitors of BAFF or APRIL, or the combination of the two BAFF- and APRIL-specific biologics (Figure 10).

Povetacicept Shows Superior Efficacy in Mouse SRBC Challenge

Including vs. combination of BAFF- + APRIL-specific biologics

Anti-SRBC
IgG1
Mean Fluorescence Intensity ± SD
50000
40000
30000
20000
10000
0
Fc Control
Povetacicept
Telitacicept
Anti-APRIL
BAFF-R-Fc
Anti-APRIL + BAFF-R-Fc
Naive
Plasma Cells
% in Bone Marrow ± SD
0.10
0.08
0.06
0.04
0.02
0.00
Fc Control
Povetacicept
Telitacicept
Anti-APRIL
BAFF-R-Fc
Anti-APRIL + BAFF-R-Fc
Naive

SRBC = Sheep Red Blood Cell(s)
Alpine Immune Sciences, Data on File

Figure 10
Furthermore, treatment with povetacicept potently suppressed anti-dsDNA auto antibodies, proteinuria, sialoadenitis, kidney lesions, and renal immune complex deposition in the (NZBxNZW)F1 lupus model (Figure 11).
Figure 11
In addition to potential development of povetacicept in SLE and glomerulonephritis (e.g., IgA nephropathy, membranous nephropathy, and lupus nephritis), there is strong rationale for development in cyotpenias including autoimmune hemolytic anemia, or AIHA, and immune thrombocytopenic purpura, or ITP, which are diseases characterized by autoantibodies directed against red blood cells and platelets, respectively. AIHA includes both warm AIHA, the most common form of AIHA, and cold AIHA, often referred to as cold agglutinin disease, or CAD. Significantly higher levels of both BAFF and APRIL have been observed in the serum of patients with AIHA and ITP compared to healthy subjects, and polymorphisms in BAFF and TACI have been associated with ITP. Data presented at ASH 2022 demonstrated that povetacicept was efficacious in a mouse model of AIHA, significantly increasing hematocrit while reducing pathogenic anti-RBC autoantibodies (Figure 12).

Plasma Cells in Spleen
<0.0001
0.0013
# of Plasma Cells/Spleen
Fc Control
Povetacicept
PBS
% Plasma Cells in Bone Marrow
<0.0001
0.0004
% PC of Viable BM Cells
Fc Control
Povetacicept
PBS
Change in HOD Autoantibodies
<0.0001
0.0027
(Day 28) - (Day -4) MFI Values
Fc Control
Povetacicept
PBS
Hematocrit (HCT)
<0.0001
<0.0001
<0.0001
0.0110
<0.0001
<0.0001
0.0270
HCT (%)
Pre-4Aby
Day -3
Day 15
Day 28
Fc Control
Povetacicept
PBS
RBC Direct Anti-Globulin Test (DAT)
0.0017
0.0018
0.0012
0.0576
0.0919
0.0524
0.0681
0.0593
Mean Fluorescence Intensity
Day -4
Day 9
Day 15
Day 23
Day 28
Fc Control
Povetacicept
PBS

PBS = Phosphate Buffered Saline

Figure 12
In cynomolgus monkeys, povetacicept exhibited pharmacokinetics and pharmacodynamics superior to wild-type TACI-Fc counterparts, including superior serum exposure and pharmacodynamic reduction of serum immunoglobulins (Figure 13). It has been well-tolerated in definitive (GLP) nonclinical toxicology studies, including up to six months in cynomolgus monkeys, without evidence of cytokine release or local intolerance. Based on these nonclinical data, we believe that povetacicept represents an attractive development candidate for the treatment of multiple B cell mediated autoimmune and inflammatory diseases.
Figure 13

Summary of Povetacicept Program Preclinical Data
Our scientists and collaborators have demonstrated within in vivo preclinical studies that povetacicept:
•showed the most potent reduction of antibody responses and plasma cell formation in a sheep red blood cell challenge model compared to wild-type TACI, single inhibitors of BAFF or APRIL, or the combination of the two BAFF- and APRIL-specific biologics;
•potently suppressed anti-dsDNA autoantibodies, sialoadenitis and glomerulonephritis (including proteinuria and renal immune complex deposition) in the (NZBxNZW)F1 lupus model relative to an Fc control;
•significantly increased hematocrit while reducing pathogenic anti-RBC autoantibodies in a mouse model of autoimmune hemolytic anemia (AIHA), relative to an Fc control; and
•is well tolerated in definitive repeat-dose nonclinical toxicology studies, including up to 6 months in cynomolgus monkeys.
Povetacicept Clinical Development
Preliminary findings from RUBY-1, a randomized, placebo-controlled, first-in-human, Phase 1 study of povetacicept in adult healthy volunteers (NCT05034484) were presented at our inaugural R&D Day in September 2022 and at subsequent scientific conferences, including the American Society of Nephrology Kidney Week 2022 Meeting, the ACR Convergence Meeting 2022, and the 2022 American Society of Hematology Annual Meeting.
Overall, povetacicept was well tolerated as single intravenous, or IV, or subcutaneous, or SC, doses of up to 960 mg in adult healthy volunteers (Figure 14).
Figure 14

Povetacicept exhibited dose-related pharmacokinetic and on-target pharmacodynamic effects, including target coverage of free APRIL for 2-3 and ≥4 weeks with 80 and 240 mg, respectively and dose-dependent reduction in antibody-secreting cells (ASCs) (Figure 15).
Figure 15
In addition, based on data extracted from publications for other drug products, not based on head-to-head studies, povetacicept reduced serum Ig levels favorably relative to comparator molecules in development. Povetacicept appears to result in greater Ig reductions than wild-type TACI-Fc (atacicept or telitacicept), and comparable Ig reductions versus anti-APRIL antibodies (Figure 16). Overall, these findings suggest that: (1) APRIL appears to play a more dominant role than BAFF in circulating Ig levels, at least in healthy adults; and (2) the observations with povetacicept are consistent with its improved APRIL activity compared to wild-type TACI.
Figure 16
Data presented at the American Society of Nephrology Kidney Week 2022 Meeting demonstrated that povetacicept dose-dependently reduced Gd-IgA1, an important effector molecule and/or biomarker in IgA nephropathy, to a similar degree as comparator molecules when comparing historical data with single dose administration to healthy volunteers (Figure 17). Overall, the encouraging pharmacodynamic effects, including dose-dependent reductions in free cytokine, circulating immunoglobulins, antibody-secreting cells, and Gd-IgA1, support therapeutic doses to be in the 80-240 mg dose range, administered subcutaneously every 4 weeks.
Figure 17
We believe povetacicept has the potential to become a development pipeline within a single product candidate, with significant market opportunity across multiple therapeutic areas including, but not limited to, nephrology, hematology, and connective tissue diseases such lupus. Based on our encouraging clinical and nonclinical data, we are initiating a broad development plan with multiple planned clinical studies, including RUBY-3, an open-label, dose-ranging basket study in autoimmune glomerulonephritis including IgA nephropathy, lupus nephritis, and primary membranous nephropathy; and RUBY-4, an open-label basket study in autoimmune cytopenias including immune thrombocytopenia, warm autoimmune hemolytic anemia, and cold agglutinin disease. Each of the indications in these basket studies has strong scientific rationale for povetacicept based on the importance of specific autoantibodies in disease pathogenesis, as well as high medical need. We initiated enrollment of RUBY-3 during the first quarter of 2023, and are targeting initiation of RUBY-4 in the second quarter of 2023. We also plan to initiate RUBY-2, a placebo-controlled, dose-ranging, randomized phase 2 study in systemic lupus erythematosus in mid-2024 based on enabling data from RUBY-3 and RUBY-4 (Figure 18). In addition to the initial indications outlined in Figure 18, BAFF and APRIL may also play a role in B-cell mediated diseases within other therapeutic areas such as dermatology (e.g., pemphigus) and neurology (e.g., myasthenia gravis) where B cell-targeting agents have demonstrated activity.
Figure 18

RUBY-3, our Phase 1b glomerulonephritis basket study, is designed as a multi-ascending dose, multi-cohort open label study in subjects with proteinuric IgA nephropathy, lupus nephritis or primary membranous nephropathy in small disease- and dose-specific cohorts for up to 48 weeks. Endpoints will include changes in disease-specific autoantibodies as well as proteinuria, eGFR and various definitions of renal response (Figure 19).
Figure 19
RUBY-4, our autoimmune cytopenia basket study, is designed as a parallel-arm, multi-cohort open label study that seeks to enroll subjects with immune thrombocytopenia, warm autoimmune hemolytic anemia or cold agglutinin disease in disease-specific cohorts, using a 2-stage Fleming design for up to 48 weeks. Subjects must have active cytopenia and endpoints will include standard definitions of response, such as durable responses. Changes in anti-platelet or anti-red blood cell autoantibodies will also be followed (Figure 20).
Figure 20

Acazicolcept, a Dual ICOS/CD28 Antagonist for Autoimmune and Inflammatory Diseases
Acazicolcept is an Fc fusion protein of a human inducible T cell costimulator ligand, or ICOSL, vIgD designed to inhibit simultaneously the CD28 and ICOS T cell costimulatory pathways (Figure 21). This vIgD is fused to an “effectorless” Fc backbone and is intended for the potential treatment of autoimmune and inflammatory diseases. Notably, acazicolcept is not a bispecific antibody construct. A traditional bispecific might be constructed of one domain binding ICOS and one domain binding CD28. Instead, acazicolcept makes use of a novel single vIgD domain capable of binding both ICOS and CD28 engineered by our scientists using our proprietary scientific platform.
Figure 21
CD28 has been long recognized to be required for naïve T cell activation. The therapeutic inhibitors of the CD28 pathway (e.g., abatacept, CTLA4-Ig; and belatacept, a second generation CTLA4-Ig) have proven valuable for the treatment of some inflammatory arthritis conditions (e.g., rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis) and for the prevention of renal allograft rejection or graft versus host disease. However, therapeutic blockade of the CD28 pathway, primarily as studied with abatacept, has not been successful in several other inflammatory diseases (e.g., Crohn’s disease, lupus nephritis, multiple sclerosis) despite extensive evidence implicating T cells in disease pathogenesis and evidence of clinical biological activity. This suggests an additional pathogenic costimulatory pathway(s) remains unaddressed.
ICOS is part of the CD28 costimulatory family of molecules, including PD-1, CD28, and CTLA-4. ICOS is related to CD28, but, in contrast, is poorly expressed in naïve T cells. ICOS is, however, rapidly induced upon T cell activation. It appears to be a dominant costimulatory pathway in at least some effector or pathogenic T cells, such as potentially in the absence of CD28. Elevated levels of ICOS‑expressing T cells have been described in an increasing number of autoimmune and inflammatory diseases, correlating with disease activity. At the same time, inhibition of ICOS is effective in several preclinical inflammatory disease models. The ICOS pathway may therefore represent a major costimulatory pathway, nonredundant with CD28, and highly relevant to autoimmune and inflammatory diseases.
We have performed a number of preclinical experiments demonstrating acazicolcept is active in both in vitro and in vivo models, several of which are described below.
A potent immunomodulator of diseased cells
Acazicolcept inhibits cytokine production from human peripheral blood mononuclear cells in vitro more potently than single CD28 (abatacept, or CTLA4-Ig) or ICOS (prezalumab, or anti-ICOSL mAb) pathway inhibitors alone or in combination (Figure 22).

Figure 22
Sjögren’s Syndrome Model
Sjögren’s syndrome is an autoimmune disease in which immune cells attack the glands that produce saliva and tears, as well as other internal organs. In an animal model of salivary gland inflammation (sialoadenitis), a key organ manifestation of Sjögren’s syndrome, acazicolcept appeared more efficacious in reducing the incidence and severity of sialadenitis as compared to abatacept or wild-type ICOSL-Fc alone or in combination. These data were presented at the 2019 annual meeting of the ACR. (Figure 23)
Figure 23

Systemic Lupus Erythematosus Model
Acazicolcept has demonstrated efficacy in a preclinical model of SLE, a multiorgan autoimmune disease that that can lead to serious organ complications and death. In Figure 24, which evaluated acazicolcept in a bm12 inducible model of SLE, treatment with acazicolcept reduced serum titers of anti-dsDNA autoantibodies throughout the study compared to Fc control treatment. These data were presented at the 2019 annual meeting of the ACR. We evaluated acazicolcept in a Phase 1 healthy volunteer study and in the second quarter of 2021 initiated patient dosing in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE.
Figure 24
Arthritis Model
Figure 25 shows data from an in vivo collagen-induced arthritis model. This model is designed to test a drug’s ability to reduce inflammatory signals thought to play a role in rheumatoid arthritis, psoriatic arthritis, and other types of inflammatory arthritis conditions. In the data presented at the 2019 annual meeting of the American College of Rheumatology, acazicolcept was superior to abatacept, a drug approved by the FDA to treat rheumatoid, psoriatic, and juvenile idiopathic arthritis.
Figure 25

Human Xenograft GVHD Model
Acazicolcept has been studied in an in vivo mouse model of GVHD, a damaging and potentially fatal inflammatory disease frequently observed following allogeneic stem cell and/or bone marrow transplant treatments for cancer or other serious diseases. The results represented in Figure 26 show acazicolcept had superior survival when dosed three times per week for four weeks compared to belatacept (an FDA-approved drug for prevention of renal allograft rejection - a type of inflammation-related rejection process analogous to GVHD. Belatacept is a more potent variant of abatacept, which is FDA-approved for the prevention of GVHD). In fact, 100% of acazicolcept multi-dose treated animals across three different dose levels survived. Animals given only a single dose of acazicolcept performed comparably to animals treated with belatacept dosed 3x/week for four weeks, demonstrating the potency and efficacy of acazicolcept in this disease model.

Humanized Graft-Versus-Host Disease (GVHD)
100
75
50
25
0
Percent survival
0
5
10
15
20
25
30
35
40
45
Study Day
Saline
Acazicolcept 500 µg
Acazicolcept 100 µg
Acazicolcept 20 µg
3x/wk x 4 wk
Belatacept (Nulojix)
3x/wk x 4 wk
Acazicolcept 100 µg
Single Dose

Figure 26
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

Acazicolcept Clinical Development
We have completed a Phase 1 study of acazicolcept in healthy volunteers (NCT03748836). This study was designed to evaluate the safety and tolerability of single and multiple ascending intravenous and/or subcutaneous doses of acazicolcept. In addition, pharmacokinetics, pharmacodynamics and exploratory biomarkers were evaluated to help determine acazicolcept’s potential for the treatment of autoimmune and inflammatory diseases. Results of the study were presented at the 2020 European Alliance of Associations for Rheumatology (EULAR) E-Congress and published in the peer-reviewed journal Clinical Translational Science (doi:10.1111/cts.12983). The first-in-human study randomized 96 healthy adults to receive single or multiple, intravenous or subcutaneous, placebo or acazicolcept at doses ranging from 1 μg/kg to 10 mg/kg. At all dose levels, acazicolcept was well-tolerated, with no severe adverse events, clinically-significant immunogenicity events, or evidence of cytokine release. Pharmacokinetics and pharmacodynamics (Figure 27) exhibited desirable dose dependence, with increasing doses corresponding to increasing duration of complete, or near-complete target saturation, as well as inhibition of antibody responses to keyhole limpet hemocyanin, or KLH, immunization.

Single Ascending Dose
[ALPN-101] (µg/mL)
Time (day)
10 mg/kg (n=4)
3 mg/kg (n=4)
1 mg/kg (n=4)
0.3 mg/kg (n=4)
0.1 mg/kg (n=4)
0.03 mg/kg (n=3)
0.012 mg/kg (n=2)
3 mg/kg, SC (n=4)
1 mg/kg, SC (n=3)
Multiple Ascending Dose
[ALPN-101] (µg/mL)
Time (day)
0.3 mg/kg, Q1W (n=6)
1 mg/kg, Q1W (n=6)
1 mg/kg, Q2W (n=5)
TS(%)
CD4+ Target Saturation (%)
Time (day)
SAD:
0.001 mg/kg
0.003 mg/kg
0.006 mg/kg
0.012 mg/kg
0.03 mg/kg
0.1 mg/kg
0.3 mg/kg
1 mg/kg
3 mg/kg
10 mg/kg
1 mg/kg, SC
3 mg/kg, SC
MAD:
1 mg/kg, Q2W
1 mg/kg, Q1W
0.3 mg/kg,Q1W
anti-KLH IgG
anti-KLH IgG Ratio (posdose/baseline)
Time (day)
Placebo
SAD:
1 mg/kg
3 mg/kg
10 mg/kg
1 mg/kg, SC
3 mg/kg, SC
MAD:
0.3 mg/kg, Q1W
1 mg/kg, Q1W
1 mg/kg, Q2W

Figure 27
Supported by these results, and as part of the AbbVie Agreement, we initiated Synergy, an international, double-blind placebo-controlled Phase 2 study of acazicolcept in patients with SLE in mid-2021 (Figure 28).
Figure 28
Other Research Programs
In addition to our acazicolcept and povetacicept programs, we have a number of other research efforts underway to address autoimmune and inflammatory diseases that we intend to continue to develop either internally or together with a partner.
Partnerships
In addition to advancing programs internally, we continue to seek partners who can bring therapeutic area experience, development expertise, commercialization capabilities, and funding to maximize the potential of our existing programs and scientific platform.
Collaboration with Horizon (December 2021)
In December 2021, we entered into the Horizon Agreement, pursuant to which we granted to Horizon rights to our Existing Program and agreed to collaborate with Horizon in the discovery, research and preclinical development of up to three Research Programs, and products arising from the Existing Program and the Research Programs, or the Agreement Products.
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
Development, Manufacture, Regulatory and Commercialization.
Horizon will have the sole right and responsibility for development, manufacturing, regulatory activities and commercialization of all the Agreement Products. We will provide Horizon reasonable assistance and cooperation. In addition, we have agreed during the term of the Horizon Agreement not to conduct or enable any third party to conduct the development, manufacture or commercialization of certain competing products as set forth therein.
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
Horizon has further agreed to pay us royalties based on future net sales of the Agreement Products. For the Existing Program, such royalty percentages range from a mid-single digit percentage to a low double-digit percentage of net sales, with the specific royalty rate depending on the aggregate net sales. For each Research Program, such royalty percentages are in a range of mid-single digit percentages of net sales, with the specific royalty rate depending on the aggregate net sales. Horizon’s obligations to pay royalties with respect to an Agreement Product and country will expire after specific criteria for such Agreement Product in such country including it no longer being covered by valid claims of applicable patent rights in such country, or the Royalty Term. Royalty payments are subject to reduction in specified circumstances, including expiration of patent rights, biosimilar competition, or Horizon is required to make payments to a third party with respect to an Agreement Product.
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
Development Activities
Prior to the exercise of the License Option, we will conduct research and development services, including conducting our Phase 2 study in SLE, based on an agreed-upon development plan, or the Development Plan, which provides for, among other things, the generation of a data package in order for AbbVie to evaluate exercising the License Option and an itemized budget for such activities, including all activities reasonably necessary to conduct a Phase 2 clinical study of acazicolcept for the treatment of SLE; all non-clinical activities; and all CMC activities agreed to under the Development Plan. We will be fully responsible for all costs incurred to conduct our activities, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments agreed upon with AbbVie.
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
Collaboration with Adaptimmune Therapeutics (May 2019)
In May 2019, we entered into a collaboration and license agreement with Adaptimmune, or the Adaptimmune Agreement, to develop next-generation SPEAR™ T cell products which incorporate our SIP and TIP technology. We and Adaptimmune will collaborate on a specified number of programs to develop SIP and TIP candidates with tailored affinities and modulatory activities that may enhance the anti-tumor responses seen with Adaptimmune’s SPEAR™ T cells. For each program, Adaptimmune has an option to take a worldwide exclusive license for development and commercialization of SPEAR™ T cell products incorporating the developed SIP or TIP candidate for the treatment of cancer. Under the terms of the collaboration agreement, Adaptimmune provided an upfront payment and will provide research funding for ongoing programs.

In addition, we may be eligible for downstream development and commercialization milestones up to $288.0 million, if all pre-specified milestones for each program are achieved. In addition, we are eligible to receive low-single digit royalties on worldwide net sales of the applicable products. In February 2022, Adaptimmune selected an additional research program, triggering a $1.0 million upfront payment, which was recorded as deferred revenue upon receipt and is recognized to revenue based on employee hours contributed.
Manufacturing
We have established in-house non-current good manufacturing practices, recombinant protein generation capabilities enabling our scientific platform, including validation of new scientific discoveries in vitro and in vivo. Having protein production capabilities in-house allows more rapid progression for vIgDs and vTDs generated by our scientific platform.
We have chosen U.S.-based contract drug substance and U.S. and Australian drug product manufacturers for our initial current good manufacturing practices, or cGMP, clinical trial supplies of acazicolcept and povetacicept. We believe these contract manufacturers’ particular expertise in protein production, analytical development and fill/finish provide us with the capability to meet rapid timelines encompassing the development of production cell-lines to manufacturing of clinical trial quantities of the biopharmaceutical product.
We have successfully completed two cGMP manufacturing drug substance campaigns for acazicolcept and two cGMP drug substance campaigns for povetacicept and believe we have produced sufficient quantities of drug product necessary to execute our stated Synergy and RUBY clinical trials. We have not yet manufactured any of our proteins at commercial scale.
Competition
We participate in the highly competitive sector of biotechnology and pharmaceuticals and in the subsector of immune modulation. This subsector has undergone tremendous technological advancement over the last decade due to advancements in understanding the role of the immune system across multiple therapeutic areas, including autoimmune and inflammatory disease. While we believe our novel technology platform, discovery programs, knowledge, experience, and scientific resources offer competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, public and private research institutions, and others.
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
Specifically, our competitors include companies developing therapies with the same target(s) as acazicolcept and povetacicept, as well as companies building novel platforms to generate immunomodulatory multi-specific antibody or non-antibody-based targeting proteins, particularly in the area of autoimmunity.
See the risk factor “We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to us.” in Part I, Item 1A of this report for more discussion of the effects of competition and competitors on our business.
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
Povetacicept Program Competitors
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
•TACI-Fc being developed by Vera Therapeutics (atacicept);
•TACI-Fc being developed by RemeGen Ltd. (telitacicept (RC18));
•Anti-BAFF-R IgG1 being developed by Novartis AG (Ianalumab (VAY736));
•Anti-APRIL antibody being developed by Visterra, Inc., a subsidiary of Otsuka Pharmaceutical Co., Ltd. (sibeprenlimab (VIS649));
•Anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen Inc. (rozibafusp alfa (AMG570/MEDI0700));
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
Intellectual Property
Our scientific platform and substantially all our intellectual property have been developed internally. As of December 31, 2022, our patent portfolio consists of 54 granted patents and over 200 pending patent applications. Our existing patents and any patents that may issue from the pending applications are expected to expire between 2036 and 2043, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act, or FFDCA, (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processed for making or using human drug products) or any other type of patent term extensions that may be available. Several of our initial patent applications are directed to our scientific platform itself. Other patent applications in our portfolio are directed to various target domains and research programs under development. Each of these patent applications is solely owned by us. As we continue the development of our scientific platform and target vIgDs, we intend to continue pursuing intellectual property protection for these technologies.
We have in-licensed some intellectual property and trade secret materials on a non-exclusive basis. To date, such non-exclusive in-licenses are solely related to commercially-available cell lines involved in the manufacture of our vIgD programs. To date, no other intellectual property related to our scientific platform has been in-licensed. We have out-licensed two programs under our TIP and SIP technology to Adaptimmune on an exclusive basis. Additionally, pursuant to the AbbVie Agreement, we have granted AbbVie an exclusive option to purchase an exclusive worldwide license to acazicolcept. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Finally, pursuant to the Horizon Agreement, we have granted Horizon an exclusive license of certain intellectual property and have entered into a collaboration for the development and commercialization of up to four preclinical candidates generated from Alpine’s unique discovery platform. These candidates include previously undisclosed multi-specific fusion protein-based therapeutic candidates for autoimmune and inflammatory diseases. No other out-licenses have been made.
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
In the U.S., the FDA regulates drugs, medical devices, and biologic products under the FFDCA, which is the implementing regulation of the FDA, and under other laws, including, in the case of biologics, the Public Health Service Act, or PHSA. Our potential therapeutic candidates and products will be subject to regulation by the FDA as biologics. Biologics require the submission of a Biologics License Application, or BLA, and approval by the FDA before being marketed in the U.S. None of our therapeutic candidates have been approved by the FDA for marketing in the U.S., and we currently have no BLAs pending. If we fail to comply with applicable FDA or other requirements at any time during the product development process, clinical testing, the approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. The process required by the FDA before biologic therapeutic candidates may be marketed in the U.S. generally involves the following:

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
Clinical trials involve the administration of the therapeutic candidate to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. For each medical center proposing to conduct a clinical trial, an institutional review board, or IRB, must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, an IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, requirements, including the requirements for informed consent.
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
A sponsor may also seek approval of its therapeutic candidates under programs designed to accelerate FDA review and approval of BLAs. For instance, a sponsor may seek FDA designation of a therapeutic candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such diseases or conditions. If fast track designation is obtained, the FDA may initiate review of sections of a BLA before the application is complete. This “rolling review” is available if the applicant provides, and the FDA approves, a schedule for the remaining information. In some cases, a fast track product may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments, under the FDA’s accelerated approval program. Approvals of this kind typically include requirements for appropriate post-approval confirmatory clinical trials to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.
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
Biologics may be marketed only for the FDA-approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the biologic, including changes in indications, labeling, or manufacturing processes, equipment, or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.
Before approving an application, the FDA will inspect the facility or the facilities at which the biologic product is manufactured and will not approve the product unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance and will not approve the biologic unless compliance with GCP requirements is satisfactory.
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
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome, or LEMS, even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
Healthcare Reform
In 2010, Congress passed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to as the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes, and fraud and abuse, impacting existing government healthcare programs and resulting in the development of new programs, including Medicare payment for performance initiatives, and improvements to the physician quality reporting system and feedback program. The ACA also does, among other things, the following:
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
Additionally, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
•the federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA, requiring applicable manufacturers of certain drugs and biologics, among other covered medical products for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to track and report annually certain payments and other transfers of value they make to covered recipients, including U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as nurse practitioners and physician assistants, among others) and teaching hospitals, as defined by law, as well as physicians’ and physicians’ immediate family members’ ownership and investment interests in the applicable manufacturer, which are subsequently made publicly available in a searchable format on the CMS Open Payments website; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency reporting and compliance laws, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Human Capital
Our employees share a passion for meaningful work and are committed to solving the most complex problems in creating immunotherapies to treat autoimmune and inflammatory diseases. Our culture is guided by our core values of innovative thinking, collaboration, flexibility, bias for action, and healthy debate. As of December 31, 2022, we had 126 employees, of which 104 are engaged in research and development activities and 22 in general and administrative. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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

Corporate Information
On July 24, 2017, Alpine Immune Sciences, Inc., or Private Alpine, completed its business combination with Nivalis Therapeutics, Inc., or Nivalis, a publicly held company. In connection with the merger, Nivalis changed its name to Alpine Immune Sciences, Inc. Nivalis was incorporated in Delaware in March 2007. Alpine Immune Sciences, Inc. (prior to its business combination with Nivalis) was incorporated in Delaware on December 30, 2014.
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
Relatively few therapeutic candidates based on IgSF domains, or tumor necrosis factor receptor super family, or TNFRSF, domains, have been tested in humans. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic candidate to be effective. We currently have only limited data to suggest we can introduce these necessary therapeutic properties into variant Ig domain, or vIgD or variant TNF(R) domain, or vTD, based therapeutic candidates. In addition, vIgDs or vTDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. While we continue to evaluate our vIgDs and vTDs preclinically and clinically, the risk profile in humans is still being fully assessed. Undesirable side effects that may be caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. For example, we recently voluntarily terminated enrollment in both clinical studies involving davoceticept, including the NEON-1 study of davoceticept as monotherapy and the NEON-2 study of davoceticept in combination with pembrolizumab. The decision to terminate enrollment in the davoceticept studies was made following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study. Occurrences like these may harm our business, financial condition and prospects significantly. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock may decline.
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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan-drug exclusivity for Catalyst’s drug blocked FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, or Lambert-Eaton myasthenic syndrome, or LEMS, even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and IRB approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, in October 2022, we announced the termination of enrollment of davoceticept clinical studies (NEON-1 and NEON-2) after we were notified of a second death in the NEON-2 study, which investigated davoceticept in combination with pembrolizumab. While we continue to monitor all NEON study participants previously enrolled in the NEON studies, we are currently focused on advancing the development of acazicolcept and povetacicept; however, even with the significant investment of time and funding to advance these product candidates, we cannot guarantee that our clinical and preclinical development efforts will be successful. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs, or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or CROs deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The novelty of our platform may mean our failure rates are higher than historical norms. The results from preclinical testing or early clinical trials of a therapeutic candidate may not predict the outcome of later phase clinical trials of the therapeutic candidate, particularly in autoimmune and inflammatory disorders. We will have to conduct additional trials in our proposed indications to verify the results obtained to date in our preclinical and clinical studies and to support any future regulatory submissions. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for supporting a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated acazicolcept in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of acazicolcept in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. Our Phase 2 study in SLE has materially increased our research and development spending and we expect this increased spend will continue. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding. We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for acazicolcept pursuant to our option and license agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we had initiated our Phase 1 studies of davoceticept, but terminated enrollment in these studies in October 2022 following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study. We will have to conduct additional preclinical studies and human trials in our proposed indications of acazicolcept and povetacicept to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
Additionally, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees. In response to the COVID-19 public health emergency, the FDA has postponed some inspections and continues to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, has resumed prioritized domestic inspections, such as pre-approval and surveillance inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections, the FDA may not be able to continue its current inspection pace or be unable to complete required inspections during the review period, or the review timelines could be extended, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, and staffing shortages. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including supply chain disruptions, staffing shortages and other business and economic disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, as well as other disruptions resulting from the impact of public health factors, including the COVID-19 pandemic, business disruptions of our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until completion of treatment and adequate follow-up. The enrollment of patients depends on many factors, including:
•Inability to enroll, or delay in enrollment of, patients due to outbreaks and public health crises, such as the COVID-19 global pandemic;
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
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigation sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Geopolitical events in countries where we have or seek to have clinical trial sites can also negatively impact our ability to enroll patients in our trials. For example, we had intended to open trial sites in Russia for both our ongoing Synergy trial and our planned Phase 2 trial in SLE with povetacicept. Following the start of the Russia-Ukraine conflict, we abandoned our plans to open these sites. Although no sites in Russia had been opened, we had to revise our plans and locate alternative trial sites in order to help achieve targeted enrollment numbers and enrollment rates for these trials. While we have implemented various contingency plans to increase enrollment following the start of the Russia-Ukraine conflict, we cannot be certain that our contingency plans will be successful in replacing these anticipated sites or increasing enrollment rates generally. Any resulting delays in patient enrollment may increase our costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.
Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, require expansion of the trial size, limit their commercial potential, or result in significant negative consequences.
Clinical trials that involve patients with significant co-morbidities are associated with increased risks as such participants may be particularly susceptible to safety and toxicity risks. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as safety and toxicity monitoring may be complicated and difficult to manage, which could result in patient death or other significant issues. Additionally, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in subjects who may suffer from other medical conditions and take other medications. Such risks are increased in clinical trials that allow combinations of therapies.
If serious adverse events or undesirable side effects arise, we could be required to suspend, delay, or halt our clinical trials. For example, in October 2022, we voluntarily terminated enrollment in both clinical studies involving davoceticept following a second Grade 5 serious adverse event (patient death) in the NEON-2 trial. Additionally, serious adverse events or undesirable side effects could cause regulatory authorities to deny approval or require us to limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Side effects that are observed during the trial, whether treatment related or not, could also affect patient recruitment for future trials or the ability of enrolled patients to complete the trial or result in potential product liability claims.
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
We participate in the highly competitive sector of biotechnology and pharmaceuticals and in the subsector of immune modulation. This subsector has undergone tremendous technological advancement over the last decade due to advancements in understanding the role of the immune system across multiple therapeutic areas, including autoimmune and inflammatory disease. While we believe our novel technology platform, discovery programs, knowledge, experience, and scientific resources offer competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, public and private research institutions, and others.
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
We face risks related to COVID-19 and other health epidemics and outbreaks, which could significantly disrupt our operations and/or business, including our clinical trials.
The COVID-19 pandemic has had a broad adverse impact on the global economy across many industries and has resulted in significant government measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. Our business could be adversely impacted by the effects of the COVID-19 coronavirus outbreak, or by other epidemics or outbreaks.
For example, we have experienced and may continue to experience disruptions due to COVID-19 that could severely impact our business and clinical trials, including:
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
Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus or any future health epidemic or outbreak. For example, in March 2020, the FDA issued guidance, which the FDA subsequently updated, on conducting clinical trials during the COVID-19 pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic. The FDA has also published other COVID-19-related industry guidance, including updates to previous guidance documents, regarding Good Manufacturing Practices, or GMP, remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities, and drug product manufacturing and supply chain inspections, among others.
Additionally, certain of our research and development efforts are also conducted globally. For example, the povetacicept healthy volunteer study includes investigative sites in Australia, and our Synergy trial includes investigative sites in Korea and Poland. A health epidemic or other outbreak, including the current COVID-19 outbreak, may materially and adversely affect our business, financial condition and results of operations. Our supply chain for raw materials, drug substance or drug product is also worldwide and, accordingly, could be subject to disruption. There may be restrictions on the export or shipment of raw materials, drug substance or drug product that could materially delay our business or clinical trials.
The extent to which the COVID-19 coronavirus or any other health epidemic or outbreak may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In addition, COVID-19, another pandemic or epidemic, or other infectious diseases could disrupt the global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. If a resurgence of COVID-19, the emergence of another pandemic or epidemic, or the emergence of other infectious diseases were to occur, the volatility of the financial market may be heightened, which could adversely impact the value of our common stock.
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
Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones (of which $45.0 million was achieved in the second quarter of 2021), an additional $75.0 million if AbbVie exercises its option with respect to acazicolcept following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of 655.0 million and royalties on any future net sales. Through December 31, 2022, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
Pursuant to the AbbVie Agreement, we will conduct certain development activities under a development plan that provides for, among other things, the generation of a data package in order for AbbVie to evaluate exercising its exclusive option, including all activities reasonably necessary to complete our Phase 2 study of acazicolcept in SLE. Even if we successfully complete these activities, AbbVie may not exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize acazicolcept or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. For additional information regarding the AbbVie Agreement, please refer to the section of this report titled “Business — Competition.”
Pursuant to the terms of the Horizon Agreement, we received an upfront payment of $25.0 million as well as an equity investment for which they paid $15.0 million. We are also eligible to receive milestone payments upon our achievement of certain preclinical, clinical and regulatory and commercialization milestones, up to an aggregate amount of $381.0 million per program, or approximately $1.5 billion in total, if all milestones are met, as well as royalties on future product sales. Pursuant to the Horizon Agreement, we will conduct certain research activities under a research program; however, even if we successfully perform our obligations under the Horizon Agreement, there is no certainty that Horizon will continue the development of any of the programs, or, if development is continued, if such programs will ultimately succeed and receive regulatory approval. Horizon will have discretion in determining and directing its efforts and resources for future development activities and, if approval is obtained, commercialization and marketing of the approved drug. As a result, there can be no assurances that we will achieve additional milestones pursuant to the Horizon Agreement. For additional information regarding the Horizon Agreement, please refer to the section of this report titled “Business — Competition.”
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
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their expected duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials, or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and with legal, regulatory and scientific standards. The FDA and certain foreign regulatory authorities, such as the EMA, require preclinical studies to be conducted in accordance with applicable Good Laboratory Practices, or GLPs, and clinical trials to be conducted in accordance with applicable FDA regulations and GCPs, including requirements for conducting, recording, and reporting the results of preclinical studies and clinical trials to assure data and reported results are credible and accurate and the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Any such event could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We have established in-house recombinant protein generation capabilities for producing sufficient protein materials to enable a portion of our current preclinical studies. We rely on third-party supply and manufacturing partners to supply the materials, components, and manufacturing services for a portion of preclinical studies and also rely on such third parties for all our clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials for clinical trial supplies and our current manufacturing facilities are insufficient to supply such components and materials for all of our preclinical studies. Certain raw materials necessary for the manufacture of our therapeutic products, such as cell lines, are available from a single or limited number of source suppliers on a purchase order basis. There can be no assurance our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, of satisfactory quality or quantity, or continue to be available at acceptable prices. In particular, any replacement of our therapeutic substance manufacturer could require significant effort and expertise and could result in significant delay of our preclinical or clinical activities because there may be a limited number of qualified replacements. Even if we have sufficient quantities of drug product for planned or ongoing clinical trials, delays in trial initiation, patient enrollment or other extensions of trial timelines may result in the expiration of such drug product prior to its use in such trials and necessitate additional production runs and/or fill/finish work, which in turn could extend trial timelines. In addition, disruptions to ports and other shipping infrastructure, due in part to the impacts of the COVID-19 pandemic, may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we have not yet suffered any direct, material negative impacts from these ongoing supply chain disruptions, we cannot be certain that we will not be impacted, which could increase our costs or negatively impact our development timelines.
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
•ongoing ramifications of the United Kingdom’s withdrawal from the European Union;
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of December 31, 2022, we had $273.4 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents and investments will be sufficient to fund our planned level of operations, including anticipated capital expenditures, for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in September 2021, we issued in a private placement 6,489,357 shares of common stock and prefunded warrants to purchase an additional 3,191,487 shares of common stock for gross proceeds of approximately $91.0 million. In December 2021, in connection with the Horizon Agreement, we sold 951,980 shares of our common stock to Horizon for which they paid $15.0 million. In September 2022, we sold an aggregate of 15,509,282 shares of common stock in an underwritten public offering, including the partial exercise of the underwriters’ over-allotment option in October 2022, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). We received resulting net proceeds of $106.7 million after deducting underwriting discounts, commissions and offering costs. From time to time, we also have entered into “at the market” equity offering arrangements that enable us to sell shares of our common stock from time to time through an “at the market” equity offering. In September 2022, we terminated our “at the market” equity offering arrangement with Cowen and Company, LLC in connection with our September 2022 underwritten offering, but we may in the future implement similar “at the market” equity offering arrangements.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune and inflammatory diseases. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the year ended December 31, 2022, our net loss was $57.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the continued inflationary environment. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
From time to time, we receive inquiries and other types of information requests from government authorities as well as correspondence from other third parties regarding various disputes and allegations. We cannot predict whether any such inquiries or correspondence may ultimately subject us to claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests, disputes, and legal proceedings is difficult to predict, responding to such investigations, inquiries and information requests or defending such claims can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, costs, and significant payments, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risks Related to Our Financial Position and Capital Needs
The investment of our cash and cash equivalents in fixed income and other marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of December 31, 2022, we had $273.4 million in cash and cash equivalents, restricted cash, and investments; our investments primarily include funds invested in highly liquid funds with a contractual maturity of each security of less than two years. We expect to continue to invest our excess cash in fixed income and other marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.
Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed and placed in receivership and, subsequently, additional financial institutions have been placed into receivership. We have a banking relationship with SVB and also are party to an Amended and Restated Loan and Security Agreement with SVB. While we do not believe our exposure to a potential loss of cash, cash equivalents and investments as a result of SVB’s receivership was material compared to our total cash, cash equivalents and investments, we faced:
•delayed access to deposits or other financial assets, and potential uninsured loss of deposits or other financial assets;

•the inability to access, roll over or extend the maturity of, or enter into new credit facilities or raise other working capital resources;
•potential breach of obligations, including U.S. federal and state wage laws and contracts that require us to maintain letters of credit or other credit support arrangements; and
•termination of cash management arrangements or delays in accessing funds subject to cash management arrangements.
As a result of the U.S. government intervention, we subsequently regained access to our accounts, including the uninsured portion of our deposit accounts. However, there is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that they would do so in a timely fashion. In such an event, we and our counterparties to commercial agreements may be unable to satisfy our respective obligations or enter into new commercial arrangements and may face liquidity issues.
Concerns regarding the U.S. or international financial systems could impact the availability and cost of financing, thereby making it more difficult for us to acquire financing on acceptable terms or at all.
Any of these risks could materially impact our results of operations, liquidity, financial condition and prospects.
Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, enacted in December 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted in April 2020, significantly changed the U.S. Internal Revenue Code, or IRC. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. In addition, beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. This has increased our effective tax rate and our cash tax payable in 2022, although the negative cash impact is expected to decline annually over the amortization period. If the requirement to capitalize Section 174 expenditures is not modified, it may impact our effective tax rate and our cash tax liability if and when we become profitable.
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
In general, under IRC Section 382 and 383, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOL carryforwards, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points (by value) over such stockholders’ lowest percentage ownership during the testing period, generally three years. It is possible that our NOL carryforwards and certain other tax attributes may be subject to limitation as a result of ownership changes in the past or in the future because of, among other things, shifts in our stock ownership, many of which are outside our control. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

For example, based on a preliminary Section 382 study that was commissioned during the fourth quarter of 2022, focused on our wholly owned operating company and subsidiary, AIS Operating Co., Inc., we believe we likely experienced ownership changes in 2016 and 2021. As a result of this determination, our ability to utilize research and development tax credits and NOL carryforwards created prior to September 17, 2021 has been limited. While we continue to record a full valuation allowance for our domestic tax assets and have not reduced our research and development tax credit carryforwards as of December 31, 2022, the limitations could impact our ability to use the NOL carryforwards and research and development tax credit carryforwards before expiration.
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
•use institutions other than our lender for certain banking services;
•make specified investments;
•engage in any new line or business; and
•engagement in certain transactions with our affiliates.
These restrictions could inhibit our ability to pursue our business strategies. In addition, if we are required to use our lender for certain banking services, we could be exposed to the risks discussed in “Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.” If we default under our term loan agreement, including a material adverse change in our business, operations or condition (financial or otherwise), and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments, if any. Our assets and cash flow may not be sufficient to fully repay borrowings under any outstanding debt instruments if some or all of these instruments are accelerated upon a default. We may incur additional indebtedness in the future. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.
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
Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. The increase in remote working in recent years has increased certain security threats, and phishing and social engineering attacks have increased in recent years. Additionally, cybersecurity researchers have warned of heightened risks of cyberattacks in connection with Russia’s activities in Ukraine. To the extent that any disruption or security incident were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or for it to be believed or reported that any of these occurred, we could incur liability, financial harm and reputational damage and the development and commercialization of our product candidates could be delayed. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. We and certain of our contractors and consultants are, from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if any system failure, accident, or other disruption, or any security breach or incident, impacting us or any of our third-party CROs or other contractors or consultants, were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of December 31, 2022, our patent portfolio consists of 54 granted patents and over 200 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
Moreover, no earlier than June 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any patent litigation in Europe.

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
•a third party may challenge our patents in various patent offices and, if challenged, we may be compelled to limit the scope of our pending, allowed or granted claims, or lose the allowed or granted claims altogether;
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
Patents have a limited lifespan. In the United States and abroad, if all maintenance fees and annuity fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest non-provisional filing date. The protection a patent affords is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are approved and commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
Depending upon the timing, duration, and specifics of any FDA marketing approval of any therapeutic candidate or product we may develop, one or more of our or in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and growth prospects could be materially harmed.
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
Any material future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell or offer to sell products covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we may be required to pay on any future sales of licensed products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in therapeutic products we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize therapeutic products, we may be unable to achieve or maintain profitability.
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
Because the therapeutic candidates we are developing may represent a new class of therapeutics, we are not aware of any definitive policies, practices, or guidelines that the FDA or its foreign counterparts have established in relation to these drugs. While we believe the therapeutic candidates we are currently developing are regulated as new biological products under the PHSA, the FDA could decide to regulate them or other products we may develop as drugs under the FFDCA. The lack of policies, practices, or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings we may submit. Moreover, the FDA or foreign regulatory authorities may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our therapeutic candidates.
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
As discussed above, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or executive or administrative action, either in the United States or abroad. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. For example, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act, or FDORA, was signed into law in December 2022. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any legislative or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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

Pursuant to health reform legislation and related initiatives, the CMS are working with various healthcare providers to develop, refine, and implement Accountable Care Organizations, or ACOs, and other innovative models of care for Medicare and Medicaid beneficiaries, including the Bundled Payments for Care Improvement Initiative, the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models. The continued development and expansion of ACOs and other innovative models of care will have an uncertain impact on any future reimbursement we may receive for approved therapeutics administered by such organizations.
In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, as a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, an annual 2% reduction to Medicare payments that took effect in 2013 and will remain in effect through 2031. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. These across-the-board spending cuts could adversely affect our future revenues, earnings, and cash flows.
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
In conducting and/or enrolling patients in our current or future clinical trials, we are subject to restrictions relating to privacy, data protection and data security and may be subject to additional restrictions as our clinical operations expand. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches (initially to supervisory authorities and, if the breach is serious enough, to individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a July 2020 decision by the Court of Justice for the European Union, or CJEU, that invalidated the EU-U.S. Privacy Shield and, to some extent, called into question the efficacy and legality of using standard contractual clauses approved by the European Commission, or SCCs. To address certain concerns of the CJEU, the European Commission issued revised SCCs in June 2021 that are required to be implemented. Regulatory guidance and other developments relating to cross-border personal data transfers, including the necessity of putting in place those revised SCCs and UK SCCs, as discussed below, may increase the complexity of transferring personal data across borders and may require us to engage in additional contractual negotiations and to modify our policies and practices relating to the transfer and other processing of personal data. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.
In the United Kingdom, or UK, the Data Protection Act of 2018 is effective along with a version of the GDPR referred to as the UK GDPR. Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations. Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. Additionally, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK, or the UK SCCs. The UK SCCs became effective March 21, 2022 and, similar to the EU SCCs, are required to be implemented. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.
Other jurisdictions also increasingly maintain laws and regulations addressing privacy, data protection, and information security. We may incur liabilities, expenses, costs, and other operational losses under GDPR and local laws of applicable EU member states, Switzerland, the UK, and other regions in connection with any measures we take to comply with them. Working to comply with the GDPR and other laws and regulations to which we are subject in Europe and other regions outside the United States relating to privacy, data protection, and information security will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities in those regions.
In addition, in California, the California Consumer Privacy Act, or CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. While it exempts some data regulated by HIPAA and certain clinical trial data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the California Privacy Rights Act, or CPRA was approved by California voters in the November 3, 2020 election. The CPRA significantly modified the CCPA, creating obligations beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that became effective on January 1, 2023. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which becomes effective July 1, 2023, on March 24, 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which becomes effective December 31, 2023, and on May 10, 2022, Connecticut enacted the Act Concerning Personal Data Privacy and Online Monitoring, also known as the Connecticut Data Privacy Act or CTDPA, which becomes effective July 1, 2023. The CDPA, CPA, UCPA, and CTDPA are comprehensive privacy statutes that share similarities with the CCPA and

CPRA. The U.S. federal government also is contemplating federal privacy legislation. These and other new laws that may be proposed or enacted could increase our potential liability and adversely affect our business.
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
•we may lose or see adverse alterations to compendia listings or treatment protocols specified by ACOs;
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
The Patient Protection and ACA, signed into law in 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
•the initiation of, material developments in, or conclusion of, litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;

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
•threats of, commencement of, or our involvement in, litigation;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•additional instability in the domestic or global banking system;
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 43% of our common stock as of December 31, 2022. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. Additionally, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on November 19, 2021 and permits the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We have in the past and may again in the future sell shares of our common stock to strategic partners in connection with collaboration agreements, as we did in December 2021 in connection with our agreement with Horizon. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 4.0 million shares and 8.8 million shares, respectively, were exercisable as of December 31, 2022, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
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
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, unless the proceeding is excluded pursuant to the amended and restated bylaws, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•We will not be obligated pursuant to our amended and restated bylaws to indemnify any director or officer in connection with any proceeding (or part thereof) (a) for which payment has actually been made to such person, (b) for an accounting or disgorgement of profits pursuant to Section 16(b) of the Exchange Act, (c) for any reimbursement of the Company by such person of any bonus or other incentive-based or equity-based compensation, (d) initiated by such person unless the proceeding was authorized in the specific case by our board of directors or such indemnification is required to be made pursuant to our amended and restated bylaws or applicable law, nor (e) if prohibited by applicable law.
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
Our amended and restated certificate of incorporation and our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated certificate of incorporation and/or our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, employees or agents to us or our stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or for which the Court of Chancery does not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. In addition, our amended and restated bylaws provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
From June 17, 2015 through July 24, 2017, our common stock was traded under the symbol “NVLS.” On July 24, 2017, in connection with the business combination of Nivalis and Alpine Immune Sciences, Inc., we completed a 1-for-4 reverse stock split. Commencing on July 25, 2017, our common stock began trading on The Nasdaq Global Market under the symbol “ALPN.” As of March 14, 2023, we have approximately 25 stockholders of record for our common stock, which excludes stockholders whose shares were held in nominee or street name accounts through brokers.
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

Recent Sales of Unregistered Securities

Warrant Exercises

On January 10, 2023, we issued 1,641,544 shares of our common stock, $0.001 par value per share, or the First Warrant Net Exercise Shares, to warrant holders upon their exercise of outstanding pre-funded warrants to purchase an aggregate of 1,641,773 shares of our common stock, $0.001 par value per share, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.001 per share. The issuances of the First Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

On January 25, 2023, we issued 66,991 shares of our common stock, $0.001 par value per share, or the Second Warrant Net Exercise Shares, to warrant holders upon their exercise of outstanding pre-funded warrants to purchase an aggregate of 67,000 shares of our common stock, $0.001 par value per share, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.001 per share. The issuances of the Second Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, future financial performance, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read Risk Factors in Part I, Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The discussion regarding our financial condition and results of operations for fiscal 2021 as compared to fiscal 2020 has been omitted from this Annual Report on Form 10-K and is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 17, 2022, under the section titled “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are a clinical-stage biopharmaceutical company dedicated to discovering and developing innovative, protein-based immunotherapies to treat autoimmune and inflammatory diseases. Our approach includes a proprietary scientific platform that converts native immune system proteins into differentiated, multi-targeted therapeutics. We are seeking to create first- or best-in-class multifunctional immunotherapies via our unique protein engineering technologies to improve outcomes in patients with serious diseases.
Autoimmune and Inflammatory Diseases
Povetacicept is a dual antagonist of BAFF and APRIL cytokines, which play key roles in the activation, development, and survival, of B cells. Based upon an engineered TACI domain, povetacicept has exhibited greater potency in preclinical studies versus wild-type TACI-based comparators, as well as other inhibitors of BAFF and/or APRIL alone. In addition, povetacicept has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. In a randomized, placebo-controlled, first-in-human, Phase 1 study in adult healthy volunteers (NCT05034484), povetacicept has been well tolerated to date and has demonstrated encouraging dose-related pharmacokinetic and on-target pharmacodynamic effects, which we believe supports the use of a once every four-week dose regimen for subsequent studies and enables a broad development plan in multiple indications. Povetacicept is in development for multiple B cell and/or autoantibody-related diseases, including SLE, glomerulonephritides, and autoimmune cytopenias.
Acazicolcept is a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of SLE, SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and are currently evaluating acazicolcept in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into the AbbVie Agreement, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through December 31, 2022, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
In December 2021, we entered into an exclusive license and collaboration agreement with Horizon which grants Horizon an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery, and identification of additional compounds. Under the terms of the Horizon Agreement, Horizon made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25% premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales.
Immuno-oncology
Davoceticept is a conditional CD28 costimulator and dual checkpoint inhibitor intended for the treatment of cancer. In October 2022, we announced the voluntary termination of enrollment of davoceticept clinical studies, including the NEON-1 study of davoceticept as monotherapy and the NEON-2 study of davoceticept in combination with pembrolizumab. The decision to terminate enrollment in the davoceticept studies was made following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study.

Scientific Platform
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cell therapies such as chimeric antigen receptor T cells, T cell receptor-engineered T cells, and tumor infiltrating lymphocytes. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEAR™ T cell products which incorporate our SIP and TIP technology. We intend to continue to leverage our existing pipeline and platform to actively explore and evaluate potential value-creating partnering opportunities.
Our Strategy
Our goal is to discover and develop modern therapies to treat patients with serious autoimmune and inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our lead wholly-owned program povetacicept into clinical studies for the treatment of multiple B cell and/or autoantibody-related diseases;
•aggressively move our most advanced autoimmune and inflammatory program acazicolcept through clinical development as part of our collaboration with AbbVie including conducting Synergy, our Phase 2 study for the treatment of SLE; and
•maximize the value of our pipeline and platform via potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through public offerings of common stock and warrants, private placements of common stock, warrants and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through December 31, 2022, excluding amounts borrowed through debt financing, we have raised an aggregate of approximately $526.6 million to fund operations, of which $292.3 million was from the sale of common stock and warrants, $141.0 million was through our license and collaboration agreements, $49.2 million was from the sale of convertible preferred stock, and $44.1 million in cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of December 31, 2022, we had cash, cash equivalents, restricted cash, and investments totaling $273.4 million.
Our net loss was $57.8 million, and $50.3 million, for the years ended December 31, 2022 and 2021, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•initiate and complete nonclinical studies and clinical trials for our product candidates, including acazicolcept, a dual ICOS/CD28 antagonist program targeting autoimmune and inflammatory disorders, and povetacicept, a dual B cell cytokine antagonist for B cell-mediated autoimmune and inflammatory diseases;
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
We do not expect to generate product revenue unless and until we successfully complete development of, obtain marketing approval for, and commercialize our product candidates, either alone or in collaboration with third parties. We expect these activities will take a number of years and our success in these efforts is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the regulatory approval and commercialization of any of our product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operating activities through equity or debt financings, collaborations or licenses, capital lease transactions, or other available financing transactions. However, additional capital may not be available on reasonable terms, if at all, and if we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations.

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
AbbVie
In June 2020, we entered into the AbbVie Agreement for the development of acazicolcept. The License Option available under the AbbVie Agreement is exercisable by AbbVie at any time and will expire 90 days from the achievement of certain development milestones. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including conducting our Phase 2 study in SLE, based on the Development Plan. We will be fully responsible for all costs incurred to conduct the activities under the Development Plan, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments proposed by AbbVie. We will also be solely responsible, at our sole cost and expense, for manufacturing and regulatory filings for acazicolcept necessary to complete activities under the Development Plan.
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie has agreed to make cash payments upon our achievement of the Alpine Development Milestones, up to an aggregate amount of $75.0 million. In 2021, we achieved $45.0 million of the Alpine Development Milestones. If AbbVie exercises the License Option, they will pay a one-time cash payment of $75.0 million. Following the exercise of the License Option, AbbVie has also agreed to make aggregate cash payments of up to $205.0 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $450.0 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as the AbbVie Milestones. Subsequent to commercialization, we are also eligible to receive high single-digit to low double-digit percentage royalties on worldwide net sales of licensed products.
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
We recognized revenue from the AbbVie Agreement of $17.1 million and $23.4 million for the years ended December 31, 2022 and 2021, respectively. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and will end upon the later of the exercise or expiration of the option.

Horizon
In December 2021, we entered into the Horizon Agreement, which grants Horizon an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds.
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
We recognized revenue from the Horizon Agreement of $12.0 million for the year ended December 31, 2022, and no revenue for the year ended December 31, 2021.
Adaptimmune
In May 2019, we entered into the Adaptimmune Agreement to develop next-generation SPEAR T cell products. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP and TIP technologies.
Through December 31, 2022, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. Furthermore, we have recorded $2.0 million in research support payments to fund ongoing programs through December 31, 2022. If respective pre-specified milestones for each program are achieved, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, and we are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
For revenue recognition purposes, licensing and research support fees billed under the agreement are being recorded as deferred revenue and recognized to revenue based on employee hours contributed to each performance obligation. We recognized revenue from the Adaptimmune Agreement of $1.0 million for the year ended December 31, 2022 and no revenue for the year ended December 31, 2021.
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
We expect our direct and indirect research and development expenses to increase for the foreseeable future as we continue to develop our platform and product candidates. We remain focused on using our resources to further advance povetacicept’s broad development plan. We expect the future increase in investment in this program, including a phase 2 study in SLE, and open label basket studies in glomerulonephritis and autoimmune cytopenias, to more than offset the expected significant decrease in costs to support davoceticept as a result of the voluntary termination of enrollment of davoceticept clinical studies as announced by us in October 2022.
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
Interest Expense
Interest expense consists primarily of interest associated with our term loans with Silicon Valley Bank, or SVB, and the amortization of the related debt discount.
Other, net
For the years ended December 31, 2022 and 2021, other expense consists of the loss on the sale of equipment.
Income Tax Benefit (Expense)
Income tax expense for 2022 primarily relates to a cumulative change to our foreign income tax provision and domestic foreign and state income taxes recognized as the result of capitalization of research and development expenses under the TCJA. The income tax benefit for 2021 relates to the removal of the valuation allowance against our foreign deferred tax assets as we had generated sufficient foreign taxable income to utilize all historical operating losses.

Results of Operations
Comparison of Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Collaboration revenue	$30,064	$23,443	$6,621	28%
Operating expenses:
Research and development	70,243	58,742	11,501	20%
General and administrative	17,968	14,560	3,408	23%
Total operating expenses	88,211	73,302	14,909	20%
Loss from operations	(58,147)	(49,859)	(8,288)	17%
Other income (expense):
Interest income	3,288	259	3,029	1,169%
Interest expense	(476)	(816)	340	(42)%
Other, net	(97)	(4)	(93)	2,325%
Loss before taxes	(55,432)	(50,420)	(5,012)	10%
Income tax benefit (expense)	(2,330)	87	(2,417)	(2,778)%
Net loss	$(57,762)	$(50,333)	$(7,429)	15%
Collaboration Revenue
The following table summarizes our collaboration revenue by partner (in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
AbbVie	$17,064	$23,443	$(6,379)	(27)%
Horizon	11,964	—	11,964	NM
Adaptimmune	1,036	—	1,036	NM
Total collaboration revenue	$30,064	$23,443	$6,621	28%
NM: No amount in comparable period or not a meaningful comparison.
The $6.6 million, or 28%, increase in collaboration revenue relates primarily to $12.0 million in revenue recognized for services performed in connection with the Horizon Agreement, which was executed in late 2021, and a $1.0 million increase related to Adaptimmune’s selection of an additional research program in June 2022. These increases were partially offset by a $6.4 million decrease in revenue recognized from our AbbVie Agreement as result of upward revisions to the projected program duration and corresponding increase in estimated total direct and indirect development costs to complete the program.
Research and Development Expenses
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

	Years Ended December 31,
	2022	2021	$ Change	% Change
Direct research and development expense by program:
Acazicolcept	$12,282	$10,923	$1,359	12%
Davoceticept	10,035	10,640	(605)	(6)%
Povetacicept	12,561	13,311	(750)	(6)%
Other	1,070	515	555	108%
Total direct research and development expense	35,948	35,389	559	2%
Indirect research and development expense by type:
Personnel-related costs	28,239	17,456	10,783	62%
Research and development supplies and services	2,825	2,833	(8)	—%
Allocated facility, equipment and other expenses	3,231	3,064	167	5%
Total indirect research and development expense	34,295	23,353	10,942	47%
Total research and development expense	$70,243	$58,742	$11,501	20%
Total research and development expenses increased by $11.5 million, or 20%, in 2022. The increase was primarily attributable to a $10.9 million, or 47%, increase in indirect research and development expenses, which largely related to a $10.8 million increase in personnel-related expenses. The rise in personnel costs, which includes an increase of $2.4 million in non-cash stock-based compensation expense, was primarily due to increased headcount to support increased clinical trial activities.
Direct research and development expenses increased by $0.6 million, or 2%, in 2022, due largely to a $1.4 million increase in costs related to our acazicolcept program, which is primarily attributable to increased spending on our Phase 2 SLE study, partially offset by decreased manufacturing costs, and a $0.6 million increase in other direct research and development expense, incurred in support of our pipeline and ongoing collaborations. Povetacicept program costs decreased $0.8 million, primarily related to decreased manufacturing costs, partially offset by increased clinical trial costs as we move the program into clinical studies for the treatment of multiple B cell and/or autoantibody-related diseases. Davoceticept program costs decreased $0.6 million, primarily related to the termination of NEON-1 and NEON-2 clinical study enrollment.
General and Administrative Expenses
The $3.4 million, or 23%, increase in general and administrative expenses was primarily attributable to increases of $2.4 million in personnel related expenses, which includes an increase of $1.0 million in non-cash stock-based compensation expense, due primarily to an increase in headcount; $0.8 million related to professional and legal services; and $0.2 million in insurance, facility and other costs to support the growth and expansion of our business.
Interest Income
The $3.0 million increase in interest income was attributable to higher investment balances and rising interest rates.
Interest Expense
The $0.3 million decrease in interest expense was attributable to less interest expense and amortization of the related debt discount due to a lower principle balance on our term loan with SVB.
Income Tax Benefit (Expense)
The $2.4 million change in income tax benefit (expense) primarily relates to $1.3 million in tax expense resulting from a cumulative change in our foreign income tax provision as the result of a foreign income tax return filed under a revised transfer pricing model for the activities of our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD. In addition, in 2022 we recognized $1.0 million in income tax expense as a result of the mandatory capitalization of research and development expenses as required under IRC Section 174, pursuant to the TCJA, which took effect in 2022.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreements, debt, and funds acquired upon the close of our merger with Nivalis. As of December 31, 2022, we had cash, cash equivalents, restricted cash, and investments totaling $273.4 million. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.
Equity Financing Agreements
In September 2022, we entered into an underwriting agreement, the Underwriting Agreement, with Morgan Stanley & Co. LLC, SVB Securities LLC and Cowen and Company, LLC, acting as representatives of the several underwriters named therein, or, collectively, the Underwriters, pursuant to which we sold 15,509,282 shares of our common stock, or the Firm Shares, in an underwritten public offering, including the subsequent partial exercise of the underwriters’ over-allotment option in October 2022, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). The net proceeds of the public offering were approximately $106.7 million, after deducting underwriting discounts, commissions and offering expenses.
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
In July 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the Sales Agreement. In connection with our September 2022 public offering, we and Cowen mutually terminated the Sales Agreement, and, as a result, we wrote off $0.5 million in deferred financing costs to expense, which were previously included within prepaid expenses and other current assets on our accompanying Consolidated Balance Sheets. No shares of common stock were sold under the Sales Agreement prior to its termination.
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

Debt Financing Agreements
As of December 31, 2022, we had $3.4 million in remaining principal balance and accrued final payment fees outstanding under our 2019 term loans agreement with SVB and were in compliance with our respective loan covenants. See Note 8 for further discussion of our term loans.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(43,754)	$(15,248)
Net cash used in investing activities	(113,348)	(52,480)
Net cash provided by financing activities	102,689	100,764
 Net cash used in operating activities:
Net cash used in operating activities of $43.8 million for the year ended December 31, 2022 was primarily attributable to our net loss of $57.8 million, partially reduced by $4.1 million in net changes in our operating assets and liabilities. Additionally, we had $9.9 million in net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net cash used in operating activities of $15.2 million for the year ended December 31, 2021 was primarily attributable to our net loss of $50.3 million, partially reduced by $27.3 million in net changes in our operating assets and liabilities. Additionally, we had $7.8 million in net non-cash adjustments, which primarily relate to stock-based compensation, depreciation and amortization.
Net cash used in investing activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash used in investing activities was $113.3 million and $52.5 million for the years ended December 31, 2022 and 2021, respectively, and consisted primarily of our purchases and maturities of investments, and purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by financing activities:
Net cash provided by financing activities was $102.7 million for the year ended December 31, 2022 and consisted of the net proceeds of $106.7 million related to the sale of approximately 15.5 million shares of common stock in our underwritten public offering, and $0.8 million in proceeds from the exercise of stock options. The net proceeds received from issuances of common stock were partially offset by $4.8 million in principal payments on our debt.
Net cash provided by financing activities was $100.8 million for the year ended December 31, 2021 and consisted primarily of the net proceeds of $90.7 million related to the sale of approximately 6.5 million shares of common stock and 3.2 million prefunded warrants under our 2021 Securities Purchase Agreement, $11.9 million in proceeds from issuance of common stock to Horizon in December 2021, and $0.5 million related to stock option exercises. These net proceeds from issuances of common stock were partially offset by $2.4 million in principal payments on our debt.
Funding Requirements
We have incurred operating losses since inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under any collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above. Additionally, we have ongoing obligations with respect to our term loans with SVB, and our operating lease and certain contingencies, as described below.
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
Operating Lease
In March 2019, we entered into a lease with ARE-Seattle No. 28, LLC, or the Landlord, for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5 years. The lease term commenced in June 2019. The “Rent Commencement Date” began in March 2020, nine months after the commencement date. We were not required to pay base rent from the Rent Commencement

Date through November 2020, the last day of the ninth month following the Rent Commencement Date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We received a tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which resulted in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as restricted cash in our accompanying Consolidated Balance Sheets. See further discussion of our operating lease in Note 9.
Contingencies
Certain credits received related to our research and development expenditures, which were previously recorded within other income within our Consolidated Statements of Operations and Comprehensive Income (Loss), were subject to review by foreign taxing authorities. We reached constructive agreement with the Australian Taxation Office during 2022 and recorded an estimated current foreign income tax provision of $1.3 million for the expected repayments, of which we paid $0.6 million, and the remaining $0.8 million is included within accrued liabilities on our accompanying Consolidated Balance Sheets.
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
Revenue Recognition
Revenue recognition is a critical accounting estimate due to the magnitude and nature of the upfront cash and milestone payments we receive. Our primary source of revenue is derived from our collaboration and licensing agreements.
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our steps for recognizing revenue consist of: (1) identifying the contract; (2) identifying the performance obligations as either distinct or bundled goods and services; (3) determining the transaction price associated with each performance obligation for which we expect to be entitled in exchange for transferring such goods and services; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue upon satisfaction of performance obligations.

Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments received under these arrangements typically include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune, AbbVie, and Horizon. See further discussion of our collaboration agreements in Note 10.
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
Stock-based Compensation
Stock-based compensation is recognized for all share-based payments based on the estimated fair value as of the date of grant. The fair value of our stock options is calculated using the Black-Scholes option pricing model, which requires us to apply our judgment regarding certain key assumptions including risk-free interest rate, expected term, volatility and dividend yield. For risk-free interest rate, we use the zero-coupon U.S. Treasury instruments security rate with a term equal to the expected life of the option. We use the “simplified method” for options to determine the expected term of stock options. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. For volatility, we analyze the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price. Our assumed dividend yield is zero as we have never paid cash dividends and have no present intention to pay cash dividends. The fair value of restricted stock units, or RSUs, is based on the closing price of our common stock on the award date. Stock-based compensation expense is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis. For performance-based awards where the vesting of the options may be accelerated upon the achievement of certain milestones, the related stock-based compensation is recognized as expense when it is probable the milestone will be met. We recognize forfeitures of awards as they occur rather than estimating the expected forfeiture rate.
If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our financial statements.
Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. We establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefits or that future deductibility is uncertain.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No significant changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
We have a written code of conduct and ethics that applies to all of our directors, officers and employees. A copy of the most up-to-date version of our code of conduct is available on our company website located at https://ir.alpineimmunesciences.com/governance. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our code of conduct and ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting that information on our website address specified above.
Item 11. Executive Compensation.
The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-K	001-37449	3.1	March 28, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37449	3.1	January 26, 2023
4.1	Form of Common Stock Certificate of the Registrant	10-K	001-37449	4.1	March 28, 2018
4.2	Warrant to Purchase Shares, dated December 16, 2016, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	10-K	001-37449	4.5	March 28, 2018
4.3	Form of Warrant to Purchase Shares of Common Stock issued to certain service providers on April 12, 2017 pursuant to the Amended and Restated 2015 Stock Plan, as amended	10-K	001-37449	4.6	March 28, 2018
4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated January 15, 2019, by and among the Registrant and the Purchasers party thereto	8-K	001-37449	10.3	January 16, 2019
4.5	Warrant to Purchase Common Stock, dated August 26, 2019, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	8-K	001-37449	4.1	August 28, 2019
4.6	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers party thereto	8-K	001-37449	10.3	July 24, 2020
4.7+	Description of Capital Stock
4.8	Form of Prefunded Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 14, 2021, by and among the Alpine Immune Sciences, Inc. and the Purchasers party thereto	8-K	001-37449	10.3	September 14, 2021
10.1*	Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.4	June 25, 2015
10.2*	Form of Notice of Stock Option Grant and Stock Option Agreement for Employees under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.5	June 25, 2015
10.3*	Form of Notice of Stock Option Grant and Stock Option Agreement for Non-Employee Directors under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.6	June 25, 2015
10.4*	Nivalis Therapeutics, Inc. Employee Stock Purchase Plan	S-8	333-205220	4.7	June 25, 2015
10.5*	Form of Indemnification Agreement entered into by and between the Registrant and its directors and officers	S-1	333-204127	10.18	May 13, 2015
10.6*	Non-Employee Director Compensation Guidelines	10-K	001-37449	10.6	March 18, 2021
10.7*	Change of Control and Severance Policy	8-K	001-37449	10.1	December 11, 2017

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.8*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Mitchell H. Gold, M.D.	10-K	001-37449	10.33	March 28, 2018
10.9*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Paul Rickey	10-K	001-37449	10.35	March 28, 2018
10.10*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Stanford Peng, M.D., Ph.D.	10-K	001-37449	10.37	March 28, 2018
10.11*	Employment Agreement, dated as of May 27, 2022, by and between the Registrant and Andrew Sandler	10-Q	001-37449	10.1	August 11, 2022
10.12*	Form of Stand-Alone Inducement Stock Option Grant between the Registrant and Andrew Sandler	10-Q	001-37449	10.1	November 14, 2022
10.13*	Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.1	September 11, 2017
10.14*	Form of Option Agreement under the Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.2	September 11, 2017
10.15*	Alpine Immune Sciences, Inc. 2018 Equity Incentive Plan, as amended	8-K	001-37449	10.1	June 17, 2020
10.16*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.2	June 14, 2018
10.17*	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.1	January 27, 2020
10.18	Securities Purchase Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.1	January 16, 2019
10.19*	Alpine Immune Sciences, Inc. Executive Incentive Compensation Plan	8-K	001-37449	10.1	April 1, 2019
10.20	Lease Agreement, dated March 14, 2019, by and between the Company and ARE Seattle No. 28, LLC	10-Q	001-37449	10.6	May 9, 2019
10.21	Amended and Restated Loan and Security Agreement, dated August 26, 2019, by and among Alpine Immune Sciences, Inc., AIS Operating Co., Inc. and Silicon Valley Bank	8-K	001-37449	10.1	August 28, 2019
10.22**	Option and License Agreement, dated June 17, 2020, by and between Alpine Immune Sciences, Inc. and AbbVie Ireland Unlimited Company	10-Q	001-37449	10.2	August 11, 2020
10.23	Securities Purchase Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers named therein	8-K	001-37449	10.1	July 24, 2020
10.24	Registration Rights Agreement, dated July 24, 2020, by and among Alpine Immune Sciences, Inc. and the Purchasers named therein	8-K	001-37449	10.2	July 24, 2020
10.25	Securities Purchase Agreement, dated September 14, 2021, by and among Alpine Immune Sciences, Inc. and the Purchasers thereto	8-K	001-37449	10.1	September 14, 2021
10.26	Registration Rights Agreement, dated September 14, 2021, by and among Alpine Immune Sciences, Inc. and the Purchasers thereto	8-K	001-37449	10.2	September 14, 2021
10.27	Exchange Agreement, dated September 14, 2021, by and between Alpine Immune Sciences, Inc. and Frazier Life Sciences VIII, L.P.	8-K	001-37449	10.4	September 14, 2021
10.28**	License and Collaboration Agreement, dated December 15, 2021 by and between Alpine Immune Sciences, Inc. and Horizon Therapeutics Ireland DAC	10-K	001-37449	10.30	March 17, 2022

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.29	Stock Purchase Agreement, dated December 15, 2021 by and between Alpine Immune Sciences, Inc. and Horizon Therapeutics Ireland DAC	10-K	001-37449	10.31	March 17, 2022
10.30	Letter Agreement, dated April 12, 2022, between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. amending the Option and License Agreement, dated June 17, 2017, by and between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. (as assignee of AbbVie Ireland Unlimited Company)	10-Q	001-37449	10.2	August 11, 2022
21.1+	List of subsidiaries of the Registrant
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Powers of Attorney (contained on signature page)
31.1+	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or a compensatory plan, contract or arrangement.

+	Filed herewith.

**	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because they are private, confidential and not material.
Item 16. Form 10-K Summary.
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.

Date:	March 23, 2023	By:	/s/ Mitchell H. Gold, M.D.
		Name:	Mitchell H. Gold, M.D.
		Title	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.

Date:	March 23, 2023	By:	/s/ Paul Rickey
		Name:	Paul Rickey
		Title:	Senior Vice President and Chief Financial Officer

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

Name	Title	Date

/s/ Mitchell H. Gold, M.D.	Chief Executive Officer and Executive Chairman of the Board of Directors (Principal Executive Officer)	March 23, 2023
Mitchell H. Gold, M.D.

/s/ Paul Rickey	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 23, 2023
Paul Rickey

/s/ Peter Thomson, M.D.	Director	March 23, 2023
Peter Thompson, M.D.

/s/ James N. Topper, M.D., Ph.D.	Director	March 23, 2023
James N. Topper, M.D., Ph.D.

/s/ Robert Conway	Director	March 23, 2023
Robert Conway

/s/ Natasha Hernday	Director	March 23, 2023
Natasha Hernday

/s/ Christopher Peetz	Director	March 23, 2023
Christopher Peetz

Director
Xiangmin Cui, Ph.D.

/s/ Jörn Drappa, M.D., Ph.D.	Director	March 23, 2023
Jörn Drappa, M.D., Ph.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alpine Immune Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpine Immune Sciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting for Revenue under the AbbVie and Horizon Collaboration Agreements
Description of the Matter	As discussed in Note 10 to the consolidated financial statements, the Company entered into license and collaboration agreements with AbbVie Ireland Unlimited Company and Horizon Therapeutics Ireland DAC in June 2020 and December 2021, respectively. Collaboration revenue recognized from the agreements was $29.0 million for the year ended December 31, 2022. The Company recognized revenue under both agreements by using a cost-based input method to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period.

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
How We Addressed the Matter in Our Audit
To test revenue recognized, we performed audit procedures that included, among others, gaining an understanding and testing the Company’s estimates of total expected costs including testing the completeness and accuracy of the underlying data, inspecting evidence of actual costs incurred and comparing with previous estimates. We evaluated any changes in the total expected costs, inspected communications between the Company and the collaborators regarding updates to estimated budgeted costs as well as any significant changes in its development plans and compared the estimates to actual incurred costs for the same or similar activities. We discussed the basis for key assumptions with the Company's research and development personnel to assess management's key assumptions used in the Company's estimates of total expected costs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.
Seattle, Washington
March 23, 2023

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$13,376	$67,907
Short-term investments	224,265	94,396
Accounts receivable	392	25,000
Prepaid expenses and other current assets	2,960	4,710
Total current assets	240,993	192,013
Restricted cash, noncurrent	254	254
Property and equipment, net	1,584	1,716
Operating lease, right-of-use asset	8,219	8,837
Long-term investments	35,481	52,866
Deferred tax asset	155	214
Total assets	$286,686	$255,900
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,286	$3,349
Accrued liabilities	14,003	9,417
Deferred revenue, current	35,571	51,773
Operating lease liability, current	756	617
Current portion of long-term debt	3,380	4,622
Total current liabilities	57,996	69,778
Deferred revenue, noncurrent	39,185	50,830
Operating lease liability, noncurrent	10,085	11,009
Long-term debt	—	3,380
Total liabilities	107,266	134,997
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at December 31, 2022 and 2021; zero shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2022 and 2021; 47,234,900 shares issued and 45,984,433 shares outstanding at December 31, 2022; 31,444,746 shares issued and 30,194,279 shares outstanding at December 31, 2021	46	30
Treasury stock, at cost; 1,250,467 shares at December 31, 2022 and 2021	—	—
Additional paid-in capital	404,456	287,345
Accumulated other comprehensive loss	(1,121)	(273)
Accumulated deficit	(223,961)	(166,199)
Total stockholders’ equity	179,420	120,903
Total liabilities and stockholders’ equity	$286,686	$255,900

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Collaboration revenue	$30,064	$23,443	$9,335
Operating expenses:
Research and development	70,243	58,742	27,185
General and administrative	17,968	14,560	10,899
Total operating expenses	88,211	73,302	38,084
Loss from operations	(58,147)	(49,859)	(28,749)
Other income (expense):
Interest income	3,288	259	245
Interest expense	(476)	(816)	(775)
Other, net	(97)	(4)	1,333
Loss before taxes	(55,432)	(50,420)	(27,946)
Income tax benefit (expense)	(2,330)	87	6
Net loss	$(57,762)	$(50,333)	$(27,940)
Comprehensive income (loss):
Unrealized loss on investments	(901)	(238)	(15)
Unrealized gain (loss) on foreign currency translation	53	(88)	58
Comprehensive loss	$(58,610)	$(50,659)	$(27,897)
Weighted-average shares used to compute basic and diluted net loss per share	33,435,280	25,476,889	20,826,466
Basic and diluted net loss per share	$(1.73)	$(1.98)	$(1.34)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Shares		Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury
Balance, December 31, 2019	18,587,892	50,467	$19	$117,371	$10	$(87,926)	$29,474
Issuance of Units in private offering, net of offering costs	5,139,610	—	5	56,253	—	—	56,258
Issuance of warrants	—	—	—	60	—	—	60
Issuance of common stock under equity incentive plans	75,681	—	—	123	—	—	123
Stock-based compensation	—	—	—	4,140	—	—	4,140
Unrealized loss on investments	—	—	—	—	(15)	—	(15)
Unrealized gain on foreign currency translation	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	(27,940)	(27,940)
Balance, December 31, 2020	23,803,183	50,467	24	177,947	53	$(115,866)	62,158
Issuance of common stock in Private Placement, net of offering costs	6,489,357	—	6	90,727	—	—	90,733
Issuance of common stock to Horizon	951,980	—	1	11,928	—	—	11,929
Exchange of common stock for prefunded warrants	(1,200,000)	1,200,000	(1)	1	—	—	—
Stock-based compensation	—	—	—	6,240	—	—	6,240
Issuance of common stock under equity incentive plans	149,759	—	—	502	—	—	502
Unrealized loss on investments	—	—	—	—	(238)	—	(238)
Unrealized loss on foreign currency translation	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	(50,333)	(50,333)
Balance, December 31, 2021	30,194,279	1,250,467	30	287,345	(273)	(166,199)	120,903
Issuance of common stock in public offering, net of financing costs	15,509,282	—	16	106,690	—	—	106,706
Stock-based compensation	—	—	—	9,648	—	—	9,648
Issuance of common stock under equity incentive plans	280,872	—	—	773	—	—	773
Unrealized loss on investments	—	—	—	—	(901)	—	(901)
Unrealized gain on foreign currency translation	—	—	—	—	53	—	53
Net loss	—	—	—	—	—	(57,762)	(57,762)
Balance, December 31, 2022	45,984,433	1,250,467	$46	$404,456	$(1,121)	$(223,961)	$179,420

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(57,762)	$(50,333)	$(27,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	93	4	5
Depreciation expense	597	620	578
Amortization of premium/discount on investments	(700)	906	103
Non-cash interest expense	178	274	261
Deferred income tax	46	(214)	—
Stock-based compensation expense	9,648	6,240	4,140
Changes in operating assets and liabilities:
Accounts receivable	24,602	—	—
Prepaid expenses and other current assets	2,001	(3,063)	255
Operating lease, right-of-use asset	618	564	592
Accounts payable and accrued liabilities	5,557	5,970	(491)
Deferred revenue	(27,847)	24,628	51,540
Operating lease liability	(785)	(844)	1,041
Net cash (used in) provided by operating activities	(43,754)	(15,248)	30,084
Investing activities
Purchases of property and equipment	(412)	(118)	(802)
Purchase of investments	(266,984)	(133,518)	(101,328)
Maturities of investments	154,048	81,156	29,311
Net cash used in investing activities	(113,348)	(52,480)	(72,819)
Financing activities
Proceeds from sale of common stock and warrants, net of offering costs	106,716	90,733	56,258
Proceeds from issuance of common stock to Horizon	—	11,929	—
Proceeds from borrowings, net of issuance costs	—	—	5,000
Repayment of debt	(4,800)	(2,400)	—
Proceeds from exercise of stock options	773	502	123
Net cash provided by financing activities	102,689	100,764	61,381
Effect of exchange rate on cash and cash equivalents	(118)	(88)	58
Net (decrease) increase in cash and cash equivalents and restricted cash	(54,531)	32,948	18,704
Cash and cash equivalents and restricted cash, beginning of period	68,161	35,213	16,509
Cash and cash equivalents and restricted cash, end of period	$13,630	$68,161	$35,213
Supplemental Information
Cash paid for interest	$322	$554	$490
Discount in connection with issuance of debt	$—	$—	$334
Cash paid for income taxes	$543	$—	$—

 The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Alpine Immune Sciences, Inc. (the “Company”, “Alpine”, “we”, “us”, or “our”), together with its consolidated subsidiaries, is a clinical-stage biopharmaceutical company dedicated to discovering and developing innovative, protein-based immunotherapies to treat autoimmune and inflammatory diseases. Our approach includes a proprietary scientific platform that converts native immune system proteins into differentiated, multi-targeted therapeutics. We are seeking to create first- or best-in-class multifunctional immunotherapies via our unique protein engineering technologies to improve outcomes in patients with serious diseases. We were incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include those used for revenue recognition, accruals for clinical trial activities and other accruals, the potential outcome of uncertain tax positions that have been recognized in our consolidated financial statements or tax returns, and the estimated fair value of equity-based awards. We base our estimates and assumptions on historical experience when available and on various factors we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Principles of Consolidation
Our consolidated financial statements include the financial position and results of operations of Alpine Immune Sciences, Inc. and our wholly owned operating company and subsidiary, AIS Operating Co., Inc., and our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD. All inter-company balances and transactions have been eliminated in consolidation.
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
Investments
Our investments include funds invested in highly liquid money market funds, U.S. Treasury securities, U.S. agency securities, non-U.S. government securities, and corporate debt securities and commercial paper with a contractual maturity of each security of less than two years. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets. We classify our investments maturing within one year of the reporting date as short-term investments.
If the estimated fair value of a debt security is below its amortized cost basis, we evaluate whether it is more likely than not that we will sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. A credit loss exists if the present value of expected cash flows is less than the amortized cost basis of the security. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in other comprehensive income (loss). Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value deemed to be other than temporary are reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss) using the specific-identification method.
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
Impairment of Long-lived Assets
We evaluate our long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.When such events occur, we assess recoverability by comparing the asset's carrying value to the total undiscounted future cash flows the asset is expected to generate. If the carrying value exceeds the amount of undiscounted cash flows, we then measure impairment by reducing the carrying value to the assets estimated fair value. We did not record any impairments in the years ended December 31, 2022, 2021 or 2020.
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
Leases
We account for our leases under Accounting Standards Codification (“ASC”) 842, Leases. Under this guidance, we applied the practical expedients regarding the identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components. Arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. As we do not know the lessor’s implicit rate, we use our incremental borrowing rate at the commencement date of the lease in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results is front-loaded expense over the lease term. Variable lease expenses are recorded when incurred. We exclude short-term leases having initial terms of 12 months or less as an accounting policy election, and recognize rent expense on a straight-line basis over the lease term.
Derivative Financial Instruments
We evaluate all of our financial instruments, including prefunded warrants and warrants to purchase common stock, to determine if such instruments are derivatives or contain features qualifying as embedded derivatives. For derivative financial instruments accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Consolidated Statements of Operations and Comprehensive Income (Loss). We use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
liabilities or as equity, is re-assessed at the end of each reporting period. We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our steps for recognizing revenue consist of (1) identifying the contract; (2) identifying the performance obligations as either distinct or bundled goods and services; (3) determining the transaction price associated with each performance obligation for which we expect to be entitled in exchange for transferring such goods and services; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue upon satisfaction of performance obligations.
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments received under these arrangements typically include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune Therapeutics plc (“Adaptimmune”), AbbVie Ireland Unlimited Company (“AbbVie”), and Horizon Therapeutics Ireland DAC (“Horizon”). See further discussion of our collaboration agreements in Note 10.
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
related stock-based compensation is recognized as expense when it is probable the milestone will be met. We recognize forfeiture of awards as they occur rather than estimating the expected forfeiture rate.
Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. We establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefits or that future deductibility is uncertain.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net loss and certain changes in equity excluded from net loss. For the years ended December 31, 2022, 2021 and 2020, other comprehensive loss consisted of unrealized gains and losses on our investments and unrealized gains and losses on foreign currency translation.
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
The net loss per share for the year ended December 31, 2022 reflects the impact to weighted-average shares from issuance of 15,509,282 shares of common stock that were sold in September 2022 in an underwritten public offering, including the subsequent partial exercise of the underwriters’ over-allotment option in October 2022. The net loss per share for the year ended December 31, 2021 reflects 6,489,357 shares of our common stock pursuant to a private placement financing completed in September 2021 and 951,980 shares of our common stock issued in December 2021 pursuant to a private placement financing with Horizon. The net loss per share for the year ended December 31, 2020 reflects 5,139,610 shares of our common stock issued pursuant to the securities offering completed in July 2020. The number of shares issued during the periods presented impacts the comparability of our net loss per share for each period.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, is the same as basic net loss per share for the periods presented.

	December 31,
	2022	2021	2020
Common stock warrants	3,656,497	3,666,435	3,673,551
Prefunded warrants to purchase common stock	5,182,197	5,182,197	790,710
Stock options and RSUs outstanding	7,236,758	5,877,309	4,175,345
Total	16,075,452	14,725,941	8,639,606

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	December 31, 2022
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$11,004	$—	$—	$11,004
U.S. treasury bills	113,964	5	(721)	113,248
U.S. agency securities	10,921	5	(11)	10,915
Non-U.S. government securities	6,060	—	(22)	6,038
Corporate debt securities and commercial paper	129,940	4	(399)	129,545
Total	$271,889	$14	$(1,153)	$270,750

Classified as:
Cash equivalents				$11,004
Short-term investments				224,265
Long-term investments				35,481
Total				$270,750

	December 31, 2021
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$50,277	$—	$—	$50,277
U.S. treasury bills	30,006	1	(100)	29,907
Non-U.S. government securities	3,090	—	(10)	3,080
Corporate debt securities and commercial paper	114,402	2	(129)	114,275
Total	$197,775	$3	$(239)	$197,539

Classified as:
Cash equivalents				$50,277
Short-term investments				94,396
Long-term investments				52,866
Total				$197,539
All investments held as of December 31, 2022 and 2021 were classified as available-for-sale debt securities and consist of highly liquid funds with high credit ratings that, on their date of purchase, had a contractual maturity of two years or less. There were no realized gains or losses on these securities for the periods presented. Unrealized gains and losses on these investments were primarily due to changes in interest rates. The aggregate fair value of available-for-sale debt securities in an unrealized loss position was $163.9 million and $83.0 million as of December 31, 2022 and 2021, respectively. Investments in a continuous unrealized loss position for more than twelve months related to U.S. treasury bills, non-U.S. government securities, and corporate debt securities and commercial paper, which had a carrying value of $42.8 million and gross unrealized losses of $0.6 million as of December 31, 2022; there were none as of December 31, 2021. We evaluated our investments that are in an unrealized loss position and believe it is more likely than not that we will hold these investments until maturity and will recover the amortized cost basis of these investments.
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
As of December 31, 2022 and 2021, cash of $2.4 million and $17.6 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

Assets:	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$11,004	$—	$—	$11,004
U.S. treasury bills	113,248	—	—	113,248
U.S. agency securities	—	10,915	—	10,915
Non-U.S. government securities	—	6,038	—	6,038
Corporate debt securities and commercial paper	—	129,545	—	129,545
Total	$124,252	$146,498	$—	$270,750

Assets:	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$50,277	$—	$—	$50,277
U.S. treasury bills	29,907	—	—	29,907
Non-U.S. government securities	—	3,080	—	3,080
Corporate debt securities and commercial paper	—	114,275	—	114,275
Total	$80,184	$117,355	$—	$197,539
Our Level 2 assets consist of U.S. agency securities, non-U.S government securities, and corporate debt securities and commercial paper. We review trading activity and pricing for our available-for-sale securities as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.
6. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$3,191	$3,132
General equipment and furniture	459	479
Computer equipment and software	217	211
Leasehold improvements	118	85
Property and equipment, at cost	3,985	3,907
Less accumulated depreciation and amortization	(2,401)	(2,191)
Property and equipment, net	$1,584	$1,716
Depreciation expense was $597,000, $620,000 and $578,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid research and development	$1,881	$3,315
Prepaid insurance	368	454
Prepaid other	394	266
Deferred financing	—	352
Other receivables	317	323
Prepaid expenses and other current assets	$2,960	$4,710
Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Research and development services	$7,657	$5,536
Employee compensation	4,110	3,084
Accrued taxes	1,847	127
Legal and professional fees	334	394
Accrued other	55	276
Accrued liabilities	$14,003	$9,417
8. Long-term Debt
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
The Term Loans accrue interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, which interest is payable monthly commencing in September 2019. Upon the occurrence and during the continuance of an event of default, a default interest rate will apply that is 4.0% above the otherwise applicable interest rate. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extended to June 30, 2021 if we received aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of the agreement with AbbVie Ireland Unlimited Company (“AbbVie”), discussed in detail in Note 10. As a result of the interest only extension, the Term Loans are payable in 25 equal monthly installments of principal plus interest, with the final installment due and payable on July 1, 2023.
We may prepay all, but not less than all, of the Term Loans subject to a prepayment fee equal to $75,000. Additionally, a final payment in the amount of 5.5% of the funded Term Loans is payable to SVB on the date on which the Term Loans are prepaid, paid or become due and payable in full. The final payment fees are recorded in long-term debt in our accompanying Consolidated Balance Sheets.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We were in compliance with our covenants as of December 31, 2022. As security for our obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
In connection with the Loan Agreement, we issued a warrant to SVB to purchase up to 52,083 shares of our common stock at a price of $4.32 per share, 17,361 shares of which became exercisable in August 2019 after we drew down the initial tranche. In March 2020, after we drew down the second tranche of our Term Loans, an additional 17,361 shares became exercisable. The remaining warrants did not vest and expired upon the expiration of the third tranche of our Term Loans. The fair value of the warrants on the date of issuance for the initial tranche and second tranche was $60,000 and $60,000,

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
respectively, determined using the Black-Scholes option-pricing model, and was recorded as a component of equity and as a debt discount in our accompanying Consolidated Balance Sheets.
We recorded a total debt discount of $812,000 in connection with the Loan Agreement, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. The unamortized discount included in the current portion of long-term debt in our accompanying Consolidated Balance Sheets was $45,000 as of December 31, 2022. Interest expense associated with the amortization of the discount is recorded as non-cash interest expense on our accompanying Consolidated Statements of Cash Flows. As of December 31, 2022, $2.8 million in remaining principle and $625,000 in final payment fees due under our Loan Agreement are classified within current portion of long-term debt in our accompanying Consolidated Balance Sheets.
9. Commitments and Contingencies
Operating Leases
In March 2019, we entered into a lease for office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. Our option to extend the rental term of our lease was not considered reasonably certain as of December 31, 2022. The lease term commenced in June 2019. The “Rent Commencement Date” began in March 2020, nine months after the commencement date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We were not required to pay base rent from the Rent Commencement Date through November 2020, the last day of the ninth month following the Rent Commencement Date. We received a tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In March 2019, in connection with the lease, we provided a $254,000 letter of credit as a security deposit, which is recorded as noncurrent restricted cash in our accompanying Consolidated Balance Sheets.
As of December 31, 2022, our operating lease right-of-use assets and operating lease liability associated with our leases were $8.2 million and $10.8 million, respectively.
Supplemental operating lease information is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$1,839	$1,837	$1,872
Variable lease cost	823	603	475
Total lease cost	$2,662	$2,440	$2,347
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,009	$2,117	$213
Weighted-average remaining lease term (years)	7.2	8.2	9.2
Weighted-average discount rate	10.7%	10.7%	10.7%
Variable lease costs represent our share of the landlord’s operating expenses. We do not act as a lessor or have any leases classified as financing leases.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Maturities of our operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Minimum Lease Payments
2023	$1,889
2024	2,111
2025	2,167
2026	2,224
2027	2,283
Thereafter	5,155
Total future minimum lease payments	15,829
Less: imputed interest	(4,988)
Operating lease liabilities	$10,841
Contingencies
Certain credits received related to our research and development expenditures were previously recorded within other income within our Consolidated Statements of Operations and Comprehensive Income (Loss) were subject to review by foreign taxing authorities. We reached constructive agreement with the Australian Taxation Office during 2022 and recorded an estimated current foreign income tax provision of $1.3 million for the expected repayments, of which we paid $543,000. The remaining $849,000 is included as accrued taxes within accrued liabilities on our accompanying Consolidated Balance Sheets.
10. License and Collaboration Agreements
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Horizon
In December 2021, we entered into an exclusive license and collaboration agreement with Horizon (the “Horizon Agreement”) for the development and commercialization of up to four preclinical candidates generated from our unique discovery platform. The agreement includes licensing of one of our existing preclinical biologic therapeutic programs (the “Existing Program”) as well as a research partnership to jointly develop candidates for up to three additional autoimmune and inflammatory disease programs for other designated biological targets (the “Research Programs”). These candidates include previously undisclosed multi-specific fusion protein-based therapeutic candidates for autoimmune and inflammatory diseases. We will advance candidate molecules to predefined preclinical milestones while Horizon will be responsible for the respective costs and, ultimately, Horizon will assume responsibility for development and commercialization activities and costs.
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
Under the terms of the agreements, Horizon also paid us a non-refundable upfront payment of $25.0 million in the first quarter of 2022. In addition, we are eligible to receive up to $381.0 million per program, or up to approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Furthermore, we are eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on global net sales. In addition to proceeds from the non-refundable upfront payment, we have recognized $839,000 in research and development support provided by us during the year ended December 31, 2022.
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
Through December 31, 2022, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. We have also recorded $2.0 million in research support payments to fund ongoing programs through December 31, 2022. In addition, we are eligible for research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if respective pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
For revenue recognition purposes, licensing and research support fees billed under the agreement are being recorded as deferred revenue and recognized to revenue based on employee hours contributed to each performance obligation.
Contract balances and revenue recognition
We report contract assets resulting from unconditional rights to consideration related to upfront payments, and for completed but unpaid research and development services within accounts receivable in our accompanying Consolidated

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Balance Sheets. Contract liabilities, representing advance consideration for licensing rights bundled with research and development services and other promises for which the underlying performance obligations have not yet been satisfied, are reported as deferred revenue in our accompanying Consolidated Balance Sheets. Contract liabilities are presented as current and noncurrent based on estimated timing of when the underlying performance obligations will be met. Respective balances are as follows (in thousands):

	December 31,
	2022	2021
Contract Assets	$392	$25,000
Contract Liabilities	$74,756	$102,603
We use cost-based input methods to measure progress towards completion of our performance obligations and to calculate the corresponding revenue to recognize under our contracts with customers each period. In applying the cost-based input, we use actual costs incurred relative to budgeted costs for each combined performance obligation. Actual costs consist primarily of labor related to internal personnel and third-party contracts. Revenue is recognized based on the proportion of costs incurred relative to the total estimated costs for the performance obligation. A cost-based input method of revenue recognition requires management to estimate the costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.
Collaboration revenue recognized in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss), disaggregated by customer, is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
AbbVie	$17,064	$23,443	$7,025
Horizon	11,964	—	—
Adaptimmune	1,036	—	2,310
Total collaboration revenue	$30,064	$23,443	$9,335
Revenue recognized during the period that was included in the opening contract liability balance was $28.2 million, $23.4 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The change in the contract liability balance for AbbVie was reduced by a cumulative catch-up adjustment related to upward revisions to the projected program duration and corresponding increase in estimated total direct and indirect development costs to complete the program.
11. Stockholders’ Equity
Common Stock
Shares of common stock reserved for future issuance were as follows:

	December 31,
	2022	2021
Shares to be issued upon exercise of outstanding stock options	7,058,140	5,611,743
Shares to be issued upon release of RSUs	178,618	265,566
Shares to be issued upon conversion of common stock warrants	3,656,497	3,666,435
Shares to be issued upon conversion of prefunded warrants	5,182,197	5,182,197
Shares available for future stock grants	314,523	284,906
Shares to be issued under employee stock purchase plan	45,211	45,211
Shares of common stock reserved for future issuance	16,435,186	15,056,058
In January 2023, in connection with the exercise of certain prefunded warrants, we issued 1,708,773 shares of common stock.
Securities Offerings
In September 2022, we sold an aggregate of 15,509,282 shares of our common stock in an underwritten public offering, including the subsequent partial exercise of the underwriters’ over-allotment option in October 2022, pursuant to our

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
effective shelf registration statement on Form S-3 (File No. 333-256107). We received resulting net proceeds of $106.7 million after deducting underwriting discounts, commissions and offering costs. Offering costs of $448,000 were netted against the proceeds within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
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
The issuance of the securities sold under the 2021 and 2020 Securities Purchase Agreements have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. We filed registration statements for the 2021 and 2020 Securities Purchase Agreements with the SEC, which were declared effective by the SEC in November 2021 and August 2020, respectively, which cover the resale of the shares of common stock issuable in connection with the private placements and upon exercise of the warrants. In May 2021, the registration statement for the 2019 Securities Purchase Agreement was deactivated following the expiration of our obligation to maintain its effectiveness under the related registration rights agreement.
Financing Agreements
In September 2022, we and Cowen and Company, LLC (“Cowen”) mutually terminated the sales agreement (the “Sales Agreement”) dated July 2, 2021. The Sales Agreement provided that we may sell shares of our common stock from time to time through an “at the market” equity offering for up to $75.0 million in gross cash proceeds, under which Cowen acted as the sales agent. No sales of our common stock were sold under the Sales Agreement. In connection with the termination of the Sales Agreement, we wrote off $488,000 of deferred financing costs to expense, which were previously included within prepaid expenses and other current assets on our accompanying Consolidated Balance Sheets.
Common Stock Warrants
We have issued warrants in connection with our securities offerings, SVB loans, and to certain non-employee professional advisers. Excluding the prefunded warrants we issued in connection with our securities offerings discussed above,

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the table below summarizes our common stock warrant activity:

	Warrants Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)
Outstanding at December 31, 2021	3,666,435	$12.64	2.12
Exercised	(9,938)	5.02
Outstanding and Exercisable at December 31, 2022	3,656,497	$12.66	1.12
Equity Incentive Plans
Our board of directors approved an “inducement” grant, pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, to our Chief Medical Officer for options to purchase 160,000 shares of our common stock at a per-share exercise price of $8.38, which was set based on our stock price as of the grant date in August 2022. The option grant is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. Options granted vest within four years, subject to continued employment, and expire ten years after the date of grant.
In June 2018, our stockholders approved the 2018 Equity Incentive Plan (“2018 Plan”). Upon adoption, we ceased granting stock awards under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan (the “2015 EIP”) and the Amended and Restated 2015 Stock Plan (the “2015 Plan”), collectively, the “Legacy Plans”. All shares of common stock subject to awards under the Legacy Plans that expire or terminate without having been exercised in full, or are forfeited to or repurchased by the company, will be added to the 2018 Plan, up to a maximum of 1,972,784 shares. In June 2020, in conjunction with our annual meeting of stockholders, our stockholders approved an additional increase of 743,515 shares authorized under our 2018 Plan.
Under our 2018 Plan we may issue stock options, stock appreciation rights, restricted stock, RSUs or performance shares. As of December 31, 2022, we have only issued stock options and RSUs. Our 2018 Plan provides for an annual increase in the number of shares reserved for insurance equal to the lesser of (1) 5% of the number of shares of common stock outstanding as of the last day of the preceding calendar year or (2) 1,500,000. However, our board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares. On January 1, 2023, a total of 1,500,000 additional shares were automatically added to the shares authorized under the 2018 Plan.
In July 2017, in connection with the merger, we assumed Nivalis’ Employee Stock Purchase Plan (the “ESPP”) and the 2015 EIP. Upon assumption of the ESPP, there were 45,211 shares available for issuance under the ESPP. As of December 31, 2022, we have not activated the ESPP.
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
As of December 31, 2022, a total of 8,116,862 shares of common stock were authorized for issuance under our 2018 Plan, 2015 Plan and 2015 EIP.
A summary of stock option activity under our plans is presented below:

	Options Outstanding	Weighted- average Exercise Price (per share)	Weighted- average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,611,743	$7.41
Granted	1,904,650	$10.95
Exercised	(226,480)	$3.20
Forfeited/Expired	(231,773)	$11.20
Outstanding at December 31, 2022	7,058,140	$8.37	7.12	$9,833
Vested and expected to vest after December 31, 2022	6,918,140	$8.38	7.11	$9,833
Exercisable at December 31, 2022	4,035,424	$6.75	5.97	$8,865

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.1 million, $546,000 and $104,000, respectively. The fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $8.6 million, $3.4 million and $4.2 million, respectively.
A summary of our RSU activity under our plans is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2021	265,566	$12.00
Granted	3,750	$9.00
Released	(61,227)	$12.00
Forfeited	(29,471)	$11.62
Non-vested at December 31, 2022	178,618	$12.00	8.90	$1,313
The aggregate intrinsic value of RSUs released during the years ended December 31, 2022, 2021 and 2020 was $527,000, $0 and $1.6 million, respectively. The fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $735,000, $0 and $461,000, respectively.
We utilize newly issued shares to satisfy option exercises and RSU releases. As of December 31, 2022, there was $19.6 million of unrecognized stock-based compensation expense related to approximately 3.2 million nonvested stock options and RSU awards that are expected to be recognized over a weighted-average period of 2.5 years.
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
The fair values of stock options granted to employees were calculated using the following assumptions:

	Years Ended December 31,
	2022	2021	2020
Weighted-average estimated fair value at grant	$7.56	$8.44	$3.03
Risk-free interest rate (1)	1.39% - 4.04%	0.25% - 1.3%	0.38% - 1.68%
Expected term of options (in years) (2)	5.27 - 6.08	3.49 – 6.08	5.27 – 6.90
Expected stock price volatility (3)	80% - 83%	79% - 83%	73% - 82%
Expected dividend yield (4)	—%	—%	—%
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
(3)Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. We analyzed the historical stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price.
(4)We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.
Stock-based compensation expense is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
	2022	2021	2020
Research and development	$5,713	$3,347	$2,179
General and administrative	3,935	2,893	1,961
Total stock-based compensation expense	$9,648	$6,240	$4,140
12. Income Taxes
Our loss before taxes is derived from domestic (United States) and foreign (Australian) sources as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$(55,475)	$(48,932)	$(28,356)
Foreign	43	(1,488)	410
Total	$(55,432)	$(50,420)	$(27,946)
The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
U.S. - Federal	$(981)	$—	$—
U.S. - State	(16)	—	6
Foreign	(1,285)	(129)	—
Total current	(2,282)	(129)	6
Deferred:
U.S. - Federal	—	—	—
U.S. - State	—	—	—
Foreign	(48)	216	—
Total deferred	(48)	216	—
Total income tax benefit (expense)	$(2,330)	$87	$6
The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. Statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes (net of federal benefit)	0.1%	—%	—%
Permanent differences	—%	(0.4)%	0.1%
Federal research and development credit	5.0%	4.5%	2.6%
Change in valuation allowance	(28.6)%	(21.4)%	(20.7)%
Global intangible low-taxed income recapture	(0.6)%	(1.4)%	—%
Stock-based compensation	(1.9)%	(1.8)%	(2.8)%
Foreign rate differential	—%	0.2%	(0.1)%
Other	—%	(0.5)%	(0.1)%
Voluntary disclosure net change in prior years’ tax liabilities	0.8%	—%	—%
Effective income tax rate	(4.2)%	0.2%	—%
For the year ended December 31, 2022, $1.0 million of the tax expense represents recognition of current domestic federal and state income tax liabilities, which was a result of the mandatory capitalization of research and development expenses under Internal Revenue Code (“IRC”) Section 174. As part of the Tax Cuts and Jobs Act of 2017 (TCJA), beginning with the 2022 tax year, expenses that are incurred for research and development in the U.S. will be capitalized and amortized

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
over five years, and expenses that are incurred for research and experimentation outside the U.S. will be capitalized and amortized over 15 years.
For the year ended December 31, 2022, $1.3 million of the tax expense represents recognition of current tax liabilities, which were the result of a cumulative change to our foreign income tax provision for the activities of our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD. In June 2022, Alpine Immune Sciences Australia PTY LTD’s was notified that the tax return filed under a revised transfer pricing model was accepted for the six-months period ended December 31, 2019. Following the acceptance notification, the tax provisions for each open tax year have been recalculated using the same transfer pricing methodology underlying the accepted return. Additionally, consistent with the change to our transfer pricing methodology, we recorded $48,000 of deferred tax expense resulting from a reduction to our deferred tax assets for the year ended December 31, 2022.
The $87,000 tax benefit for the year ended December 31, 2021 represents deferred tax benefits from true-ups and the removal of the valuation allowance in place against our foreign deferred tax assets, partially offset by income tax expense for current year activity.
In addition to tax rate impacts attributable to our revised transfer pricing model and the mandatory capitalization of research and development expenses under IRC Section 174 for the year ended December 31, 2022, the difference between the U.S. federal statutory tax rates of 21% and our effective tax rate in all periods is primarily due to changes in our valuation allowance related to our deferred tax assets and the generation and consumption of federal research and development tax credits. We have elected to treat taxes due on future U.S. inclusions in taxable income under the global intangible low-taxed income (“GILTI”) provision as a current-period expense when incurred. As such, expected future GILTI inclusions have not been factored into the measurement of our deferred taxes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the significant components of our deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$18,590	$22,054
Research and development credits	6,240	6,297
Intangible asset basis	2	13
Lease liability	2,315	2,476
Deferred revenue	14,752	8,333
Stock based compensation	2,343	1,672
Capitalized research and experimental costs	12,681	—
Other	156	217
Gross deferred tax assets	57,079	41,062
Valuation allowance	(54,841)	(38,752)
Total deferred tax assets, net of valuation allowance	2,238	2,310
Deferred tax liabilities:
Prepaid expenses	(173)	(147)
Fixed asset basis	(182)	(93)
Right-of-use asset basis	(1,728)	(1,856)
Total deferred tax liability	(2,083)	(2,096)
Net deferred tax assets and liabilities	$155	$214
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. For the year ended December 31, 2022, we determined that based on an evaluation of our sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and therefore we continued to record a full valuation allowance. For the year ended December 31, 2022, we determined that it was more likely than not that our foreign deferred tax assets, with the exception of our foreign research and development income tax credit carryforward deferred tax assets, would be realized. As such, we have

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
recorded a full valuation allowance against our foreign research and development income tax credit carryforward deferred tax assets. The valuation allowance increased by $16.1 million and $10.9 million during the years ended December 31, 2022 and 2021, respectively.
We have net operating loss (“NOL”) carryforwards as follows (in thousands):

	December 31,
	2022	2021
Federal (before January 1, 2018)	$—	$11,094
Federal (after January 1, 2018)	$85,012	$91,592
State	$6,433	$6,433
Foreign	$—	$—
Federal NOL carryforwards created after January 1, 2018 carry forward indefinitely, and our state NOL carryforwards begin to expire in 2038.
We have net research and development tax credit carryforwards as follows (in thousands):

	December 31,
	2022	2021
Federal	$7,892	$7,880
Foreign	$527	$—
Federal research and development tax credit carryforwards begin to expire in 2035, and our foreign research and development tax credits carry forward indefinitely.
Current tax laws impose substantial restrictions on the utilization of research and development credit and NOL carryforwards in the event of an ownership change, as defined by the IRC Section 382 and 383. Such an event may limit our ability to utilize NOLs and research and development tax credit carryforwards. We are currently reviewing the preliminary results of a Section 382 study that was commissioned during the fourth quarter of 2022, focused on our wholly owned operating company and subsidiary, AIS Operating Co., Inc. It is likely we experienced ownership changes on June 10, 2016 and September 17, 2021, and as a result, our ability to utilize research and development tax credit and NOL carryforwards created prior to September 17, 2021 has been limited. We have incorporated the resulting limitations into our provision for income taxes for the year ended December 31, 2022 and will continue to evaluate the results throughout the first quarter of 2023. Though limited in the amount which can be utilized for the year ended December 31, 2022 and annually thereafter, the restrictions do not definitively prevent the impacted research and development tax credit carryforwards from utilization in future years and before expiration. As such, we have not reduced our research and development tax credit carryforwards as of December 31, 2022.
Under IRC Section 382 and 383, the 2017 merger with Nivalis Therapeutics Inc., or Nivalis, is likely considered an ownership change with respect to the potential limitation of the Nivalis federal tax credits and NOLs. As such, it is likely that any future utilization of Nivalis federal tax credits and NOLs is substantially limited. Therefore, as of December 31, 2018, all Nivalis tax credit and NOL carryforwards have been reduced to zero.
We account for uncertainty in income taxes in accordance with ASC 740, Income Taxes. Tax positions are evaluated in a two-step process, whereby we first determine whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2022	2021	2020
Unrecognized benefits – beginning of year	$1,553	$990	$775
Gross increases (decreases) – prior year tax positions	—	—	(7)
Gross increases – current year tax positions	596	563	222
Unrecognized benefit – end of year	$2,149	$1,553	$990

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
All of the unrecognized tax benefits as of December 31, 2022 are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $2.1 million of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not expect any significant change in our unrecognized tax benefits during the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest or penalties related to unrecognized tax benefits for 2022, 2021 or 2020.
Our material income tax jurisdictions are the United States (federal), California (state), and Australia (foreign). We are subject to audit for tax years 2012 and forward for federal purposes, 2017 and forward for California purposes, and 2019 and forward for foreign purposes.
13. Related Party Transactions
In September 2021, in connection with our 2021 Securities Purchase Agreement, we issued 3,723,402 shares of common stock and 2,340,424 prefunded warrants to purchase shares of common stock for gross proceeds of approximately $57.0 million to certain of our stockholders whose beneficial ownership exceeded 5% prior to the completion of the 2021 Securities Purchases Agreement. Also in September 2021, we exchanged an aggregate of 1,200,000 shares of common stock held Frazier Life Sciences VIII, L.P. for Prefunded Warrants to purchase an aggregate of 1,200,000 shares of common stock.
None of the purchasers in the July 2020 private placement was a greater than 5% holder of our outstanding capital stock prior to the July 2020 private placement.
14. 401(k) Retirement Plan
We have adopted a 401(k) defined contribution retirement savings plan. All employees are eligible to participate, provided they meet the requirements of the plan. Beginning in 2022, we started offering employer 401(k) matching contributions at our discretion subject to annually determined limits. The related expense recognized was $287,000 for the year ended December 31, 2022. Prior to 2022, we did not match employee contributions to the plan.