Form 10-Q
period 2023-03-31
ALPINE IMMUNE SCIENCES, INC.
filed 2023-05-11
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2023, the registrant had 47,965,835 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

In this report, unless otherwise stated or as the context otherwise requires, references to “Alpine,” “the Company,” “we,” “us,” “our” and similar references refer to Alpine Immune Sciences, Inc. “VIGD,” “SIP” and “TIP” are registered trademarks and “NEON-1,” “NEON-2,” “SYNERGY,” “RUBY” and the Company logo are trademarks of Alpine Immune Sciences, Inc. All rights reserved. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this report are the property of their respective holders.

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
•The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and in other jurisdictions in which we may conduct trials or other activities, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$14,465	$13,376
Short-term investments	180,460	224,265
Accounts receivable	668	392
Prepaid expenses and other current assets	3,191	2,960
Total current assets	198,784	240,993
Restricted cash, noncurrent	254	254
Property and equipment, net	1,689	1,584
Operating lease, right-of-use asset	8,051	8,219
Long-term investments	53,170	35,481
Deferred tax asset	152	155
Total assets	$262,100	$286,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,662	$4,286
Accrued liabilities	12,030	14,003
Deferred revenue, current	40,401	35,571
Operating lease liability, current	790	756
Current portion of long-term debt	2,206	3,380
Total current liabilities	57,089	57,996
Deferred revenue, noncurrent	25,636	39,185
Operating lease liability, noncurrent	9,832	10,085
Total liabilities	92,557	107,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 49,008,474 shares issued and 47,758,007 shares outstanding at March 31, 2023; 47,234,900 shares issued and 45,984,433 shares outstanding at December 31, 2022	48	46
Treasury stock, at cost; 1,250,467 shares at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	407,129	404,456
Accumulated other comprehensive loss	(407)	(1,121)
Accumulated deficit	(237,227)	(223,961)
Total stockholders’ equity	169,543	179,420
Total liabilities and stockholders’ equity	$262,100	$286,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Collaboration revenue	$9,387	$13,629
Operating expenses:
Research and development	19,581	16,311
General and administrative	5,398	4,775
Total operating expenses	24,979	21,086
Loss from operations	(15,592)	(7,457)
Other income (expense):
Interest income	2,418	145
Interest expense	(70)	(154)
Other, net	(22)	(57)
Loss before taxes	(13,266)	(7,523)
Income tax benefit (expense)	—	(4)
Net loss	$(13,266)	$(7,527)
Comprehensive income (loss):
Unrealized gain (loss) on investments	745	(774)
Unrealized loss on foreign currency translation	(31)	(14)
Comprehensive loss	$(12,552)	$(8,315)
Weighted-average shares used to compute basic and diluted net loss per share	47,568,149	30,267,472
Basic and diluted net loss per share	$(0.28)	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Shares		Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock	Treasury
Balance, December 31, 2022	45,984,433	1,250,467	$46	$404,456	$(1,121)	$(223,961)	$179,420
Stock-based compensation	—	—	—	2,552	—	—	2,552
Issuance of common stock under equity incentive plans	65,039	—	—	113	—	—	113
Exercise of warrants	1,708,535	—	2	(2)	—	—	—
Adjustments to offering costs	—	—	—	10	—	—	10
Unrealized gain on investments	—	—	—	—	745	—	745
Unrealized loss on foreign currency translation		—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(13,266)	(13,266)
Balance, March 31, 2023	47,758,007	1,250,467	$48	$407,129	$(407)	$(237,227)	$169,543

Balance, December 31, 2021	30,194,279	1,250,467	$30	$287,345	$(273)	$(166,199)	$120,903
Stock-based compensation	—	—	—	2,289	—	—	2,289
Issuance of common stock under equity incentive plans	100,155	—	—	550	—	—	550
Unrealized loss on investments	—	—	—	—	(774)	—	(774)
Unrealized loss on foreign currency translation	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(7,527)	(7,527)
Balance, March 31, 2022	30,294,434	1,250,467	$30	$290,184	$(1,061)	$(173,726)	$115,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Operating activities
Net loss	$(13,266)	$(7,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,552	2,289
Amortization of premium/discount on investments	(1,723)	332
Depreciation expense	140	148
Non-cash interest expense	26	56
Loss on sale of property and equipment	2	57
Changes in operating assets and liabilities:
Accounts receivable	(277)	24,868
Prepaid expenses and other current assets	(90)	613
Operating lease, right-of-use asset	168	146
Accounts payable and accrued liabilities	(4,745)	(1,851)
Deferred revenue	(8,719)	(13,497)
Operating lease liability	(220)	(185)
Net cash (used in) provided by operating activities	(26,152)	5,449
Investing activities
Purchases of property and equipment	(93)	(26)
Purchase of investments	(34,353)	(46,277)
Maturities of investments	62,796	8,500
Net cash provided by (used in) investing activities	28,350	(37,803)
Financing activities
Repayment of debt	(1,200)	(1,200)
Proceeds from exercise of stock options	113	550
Net cash used in financing activities	(1,087)	(650)
Effect of exchange rate on cash and cash equivalents	(22)	(14)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,089	(33,018)
Cash and cash equivalents and restricted cash, beginning of period	13,630	68,161
Cash and cash equivalents and restricted cash, end of period	$14,719	$35,143
Supplemental Information
Cash paid for interest	$47	$104

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited)

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
The accompanying condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023. The results of our operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.
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

Investments
Our investments include funds invested in highly liquid money market funds, U.S. Treasury securities, U.S. agency securities, non-U.S. government securities, and corporate debt and commercial paper securities with a contractual maturity of each security of less than two years. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets for Level 1 assets and based on market pricing and other observable market inputs for similar securities for Level 2 assets. We classify our investments maturing within one year of the reporting date as short-term investments.
If the estimated fair value of a debt security is below its amortized cost basis, we evaluate whether it is more likely than not that we will sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. A credit loss exists if the present value of expected cash flows is less than the amortized cost basis of the security. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in other comprehensive income (loss). Purchase premiums and discounts are recognized as interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value for these investments deemed to be expected credit losses are reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) using the specific-identification method.
3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.
The net loss per share for the three months ended March 31, 2023 reflects the impact to weighted-average shares from issuance of 15,509,282 shares of common stock that were sold in September 2022 in an underwritten public offering, including the subsequent partial exercise of the underwriters’ over-allotment option in October 2022. The increase in the number of shares outstanding impacts the comparability of our net loss per share for each period.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, is the same as basic net loss per share for the periods presented.

	March 31,
	2023	2022
	(unaudited)
Warrants to purchase common stock	7,129,921	8,848,632
Stock options and restricted stock units outstanding	8,694,253	6,997,922
Total	15,824,174	15,846,554

4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	March 31, 2023
	(unaudited)
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$11,744	$—	$—	$11,744
U.S. treasury bills	103,236	49	(391)	102,894
U.S. agency securities	23,383	67	—	23,450
Corporate debt securities and commercial paper	107,404	21	(139)	107,286
Total	$245,767	$137	$(530)	$245,374

Classified as:
Cash equivalents				$11,744
Short-term investments				180,460
Long-term investments				53,170
Total				$245,374

	December 31, 2022
Assets:	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$11,004	$—	$—	$11,004
U.S. treasury bills	113,964	5	(721)	113,248
U.S. agency securities	10,921	5	(11)	10,915
Non-U.S. government securities	6,060	—	(22)	6,038
Corporate debt securities and commercial paper	129,940	4	(399)	129,545
Total	$271,889	$14	$(1,153)	$270,750

Classified as:
Cash equivalents				$11,004
Short-term investments				224,265
Long-term investments				35,481
Total				$270,750
All investments held as of March 31, 2023 and December 31, 2022 were classified as available-for-sale debt securities and consist of highly liquid funds with high credit ratings that, on their date of purchase, had a contractual maturity of two years or less. Realized gains or losses on investments for the three months ended March 31, 2023 and 2022 were insignificant.

The following table summarizes the fair value and gross unrealized losses by category and disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2023
	(unaudited)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury bills	$50,178	$(228)	$17,844	$(163)	$68,022	$(391)
Corporate debt securities and commercial paper	22,029	(38)	15,266	(101)	37,295	(139)
Total	$72,207	$(266)	$33,110	$(264)	$105,317	$(530)

	December 31, 2022
	(unaudited)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury bills	$82,694	$(368)	$17,648	$(353)	$100,342	$(721)
U.S. agency securities	7,552	(11)	—	—	7,552	(11)
Non-U.S. government securities	3,012	(16)	3,026	(6)	6,038	(22)
Corporate debt securities and commercial paper	27,839	(195)	22,171	(204)	50,010	(399)
Total	$121,097	$(590)	$42,845	$(563)	$163,942	$(1,153)
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

As of March 31, 2023 and December 31, 2022, cash of $2.7 million and $2.4 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$11,744	$—	$—	$11,744
U.S. treasury bills	102,894	—	—	102,894
U.S. agency securities	—	23,450	—	23,450
Corporate debt securities and commercial paper	—	107,286	—	107,286
Total	$114,638	$130,736	$—	$245,374

	December 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$11,004	$—	$—	$11,004
U.S. treasury bills	113,248	—	—	113,248
U.S. agency securities	—	10,915	—	10,915
Non-U.S. government securities	—	6,038	—	6,038
Corporate debt securities and commercial paper	—	129,545	—	129,545
Total	$124,252	$146,498	$—	$270,750
Our Level 2 assets consist of U.S. agency securities, non-U.S. government securities, corporate debt securities, and commercial paper. We review trading activity and pricing for our available-for-sale securities as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Prepaid research and development	$2,373	$1,881
Prepaid insurance	302	368
Prepaid other	471	394
Other receivables	45	317
Prepaid expenses and other current assets	$3,191	$2,960

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Research and development services	$7,839	$7,657
Employee compensation	1,665	4,110
Accrued taxes	1,831	1,847
Legal and professional fees	652	334
Accrued other	43	55
Accrued liabilities	$12,030	$14,003

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
The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including, among others, covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, make acquisitions, pay dividends or other distributions or repurchase equity, make investments, dispose of assets, engage in any new lines of business, and enter into certain transactions with affiliates, in each case subject to certain exceptions. We were in compliance with our covenants as of March 31, 2023. As security for our obligations under the Loan Agreement, we granted SVB a first priority security interest on substantially all of our assets, except intellectual property, and subject to certain other exceptions.
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
We recorded a total debt discount of $812,000 in connection with the Loan Agreement, which is being amortized to interest expense using the effective interest method over the repayment term of the loan. The unamortized discount included in the current portion of long-term debt in our accompanying Condensed Consolidated Balance Sheets was $19,000 as of March 31, 2023. Interest expense associated with the amortization of the discount is recorded as non-cash interest expense on our accompanying Condensed Consolidated Statements of Cash Flows. As of March 31, 2023, $1.6 million in remaining principle and $625,000 in final payment fees due under our Loan Agreement, are classified within current portion of long-term debt in our accompanying Condensed Consolidated Balance Sheets.
In May 2023, we voluntarily repaid in full the remaining outstanding carrying value of $1.4 million of our Term Loans, which consisted of $800,000 in principal and a final maturity payment of $625,000, plus prorated accrued interest. As of the pay-off date, the remaining unamortized debt discount will be accounted for as a loss on debt extinguishment and will be included in other income and (expense) in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
8. Contingencies
Certain tax credits received related to our research and development expenditures, which were recorded in previous years within other income within our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were subject to review by foreign taxing authorities. During 2022, we reached constructive agreement with the Australian Taxation Office and recorded an estimated current foreign income tax provision for the expected repayments of $1.3 million. As of March 31, 2023, accrued estimated remaining tax liabilities of $833,000, net of amounts paid in 2022, are recorded within accrued liabilities on our accompanying Condensed Consolidated Balance Sheets.

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

Under the terms of the agreements, Horizon also paid us a non-refundable upfront payment of $25.0 million in the first quarter of 2022. In addition, we are eligible to receive up to $381.0 million per program, or up to approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Furthermore, we are eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on global net sales. In addition to proceeds from the non-refundable upfront payment, we have recognized $1.4 million from research and development support provided by us through March 31, 2023.
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
Through March 31, 2023, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. We have also recognized $2.1 million in research support payments to fund ongoing programs through March 31, 2023. In addition, we are eligible for research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if respective pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
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

	March 31, 2023	December 31, 2022
	(unaudited)
Contract Assets	$668	$392
Contract Liabilities	$66,037	$74,756
We use cost-based input methods to measure progress towards completion of our performance obligations and to calculate the corresponding revenue to recognize under our contracts with customers each period. In applying the cost-based input, we use actual costs incurred relative to budgeted costs for each combined performance obligation. Actual costs consist primarily of labor related to internal personnel and third-party contracts. Revenue is recognized based on the percentage of costs incurred relative to the total estimated costs for the performance obligation. A cost-based input method of revenue recognition requires management to estimate the costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

Collaboration revenue recognized in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), disaggregated by customer, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
AbbVie	$5,598	$5,960
Horizon	3,455	7,669
Adaptimmune	334	—
Total collaboration revenue	$9,387	$13,629
Revenue recognized during the period that was included in the opening contract liability balance was $8.8 million and $13.5 million for the three months ended March 31, 2023 and 2022, respectively.
10. Stockholders’ Equity
Securities Offering
In April 2023, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) to sell shares of our common stock, from time to time, through an “at the market” equity offering for up to $100.0 million in aggregate gross proceeds. TD Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales proceeds from shares sold through TD Cowen under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271517), which was filed with the SEC on April 28, 2023 and declared effective on May 9, 2023. We will file a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the Sales Agreement.
Common Stock Warrants
In connection with the exercise of certain prefunded warrants, during the three months ended March 31, 2023, and subsequent to March 31, 2023, we issued 1,708,535 shares and 236,567 shares of common stock, respectively.
Equity Incentive Plans
On January 1, 2023, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 1,500,000 additional shares were automatically added to the shares authorized under the 2018 Plan.
During the three months ended March 31, 2023, we issued stock option grants totaling 1,711,195 shares with a weighted average exercise price of $7.66 per share to eligible employees and board members.
Stock-Based Compensation Expense
We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. The fair value of restricted stock units (“RSUs”) is equal to the closing stock price on the date of grant. We recognize the fair value of stock-based compensation as compensation expense over the requisite service period, which is the vesting period. Stock-based compensation is classified in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Research and development	$1,481	$1,308
General and administrative	1,071	981
Total stock-based compensation expense	$2,552	$2,289

11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 0% and 0.05% for the three months ended March 31, 2023 and 2022, respectively.
The difference between the effective tax rate of 0% and 0.05% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2023 and 2022, respectively, was primarily due to recognizing a full valuation allowance on our domestic deferred tax assets and partial valuation allowance on our foreign deferred tax assets and tax benefits relating to research and development tax credits.
As of March 31, 2023, we determined that, based on an evaluation of our sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and, therefore, we continued to record a full domestic valuation allowance. As of March 31, 2023, we determined that it was more likely than not that only a portion of our foreign deferred tax assets would be realized and have recorded a partial foreign valuation allowance. We did not record significant current tax liabilities or expense during the three months ended March 31, 2023 or 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022, included in our Annual Report on Form 10-K, or the “Annual Report”, filed with the SEC on March 23, 2023.
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
ALPN-101, or acazicolcept, is a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and are currently evaluating acazicolcept in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through March 31, 2023, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the Option and License Agreement with AbbVie, or the AbbVie Agreement.
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
Our Strategy
Our goal is to discover and develop modern therapies to treat patients with serious autoimmune and inflammatory diseases. To achieve our goals, we intend to:

•aggressively move our lead wholly-owned povetacicept program into clinical studies for the treatment of multiple B cell and/or autoantibody-related diseases;
•aggressively move our most advanced autoimmune and inflammatory program acazicolcept through clinical development as part of our collaboration with AbbVie including conducting Synergy, our Phase 2 study for the treatment of SLE; and
•maximize the value of our pipeline and platform via potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through public offerings of common stock and warrants, private placement sales of common stock, warrants and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through March 31, 2023, excluding amounts borrowed through debt financing, we have raised an aggregate of approximately $527.0 million to fund operations, of which $292.3 million was from the sale of common stock and warrants, $141.4 million from license and collaboration agreements, $49.2 million from the sale of convertible preferred stock, and $44.1 million in the form of cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of March 31, 2023, we had cash, cash equivalents, restricted cash, and investments totaling $248.3 million.
Our net loss was $13.3 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
For revenue recognition purposes, we determined that our contractual promises in the AbbVie Agreement are not distinct and are interdependent with our performance obligation to provide research and development services under the Development Plan. Thus, all contractual promises related to the upfront payment and Alpine’s Development Milestones were combined into a single performance obligation. We determined the Alpine Development Milestone payments are probable of significant revenue reversal as the achievement is highly dependent on factors outside our control. Therefore, these milestone payments were fully constrained and were not initially included in the transaction price. In 2021, we re-evaluated and updated the transaction price to include the achieved portion of the Alpine Development Milestones. We continue to re-evaluate the transaction price each reporting period and will update it as required if uncertain events are resolved or other changes in circumstances occur.
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
We recognized revenue from the AbbVie Agreement of $5.6 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and will end upon the later of the exercise or expiration of the option.
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
We recognized revenue from the Horizon Agreement of $3.5 million and $7.7 million for the three months ended March 31, 2023 and 2022, respectively.
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune, or the Adaptimmune Agreement, to develop next-generation SPEAR T cell products. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP or TIP, technologies.
Through March 31, 2023, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. Furthermore, we have recorded $2.1 million in research support payments to fund ongoing programs through March 31, 2023. If respective pre-specified milestones for each program are achieved, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, and we are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
For revenue recognition purposes, licensing and research support fees billed under the agreement are being recorded as deferred revenue and recognized to revenue based on employee hours contributed to each performance obligation. We recognized revenue from the Adaptimmune Agreement of $0.3 million for the three months ended March 31, 2023. No revenue was recognized during the corresponding period in 2022.
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
We expect our direct and indirect research and development expenses to increase for the foreseeable future as we continue to develop our platform and product candidates. We remain focused on using our resources to further advance povetacicept’s broad development plan. We expect the investment in this program, including a potential phase 2 study in SLE, and open label basket studies in glomerulonephritis and autoimmune cytopenias, to more than offset the significant decrease in previously planned costs to support davoceticept as a result of the voluntary termination of enrollment of davoceticept clinical studies as announced by us in October 2022.
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
Other, Net
For the three months ended March 31, 2023 and 2022, other expense consists of losses on sales or disposal of equipment.
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
Our significant accounting policies are more fully described in Note 2 of the accompanying condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant or material changes in our significant accounting policies during the three months ended March 31, 2023, as compared to those disclosed in our Annual Report.

Results of Operations
Comparison of Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(unaudited)
Collaboration revenue	$9,387	$13,629	$(4,242)	(31)%
Operating expenses:
Research and development	19,581	16,311	3,270	20%
General and administrative	5,398	4,775	623	13%
Total operating expenses	24,979	21,086	3,893	18%
Loss from operations	(15,592)	(7,457)	(8,135)	109%
Other income (expense):
Interest income	2,418	145	2,273	1568%
Interest expense	(70)	(154)	84	(55)%
Other, net	(22)	(57)	35	(61)%
Loss before taxes	(13,266)	(7,523)	(5,743)	76%
Income tax benefit (expense)	—	(4)	4	(100)%
Net loss	$(13,266)	$(7,527)	$(5,739)	76%

Collaboration Revenue
The following table summarizes our collaboration revenue by partner (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(unaudited)
AbbVie	$5,598	$5,960	$(362)	(6)%
Horizon	3,455	7,669	(4,214)	(55)%
Adaptimmune	334	—	334	NM
Total collaboration revenue	$9,387	$13,629	$(4,242)	(31)%
NM: No amount in comparable period or not a meaningful comparison.
The $4.2 million, or 31%, decrease in collaboration revenue relates primarily to our Horizon Agreement. Horizon collaboration revenues for the three-months period ended March 31, 2023 related to services rendered in connection with our two ongoing Research Programs, whereas the higher 2022 period revenues were the result of substantial completion of the initial Existing Program. Revenues recognized under our AbbVie collaboration decreased slightly by $0.4 million. The $0.3 million increase in Adaptimmune collaboration revenues relates to services rendered under the additional research program selected by Adaptimmune in June 2022.
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

Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(unaudited)
Direct research and development expense by program:
Acazicolcept	$4,023	$2,763	$1,260	46%
Davoceticept	1,419	3,427	(2,008)	(59)%
Povetacicept	3,456	2,781	675	24%
Other	201	84	117	139%
Total direct research and development expense	9,099	9,055	44	—%
Indirect research and development expense by type:
Personnel-related costs	9,016	5,879	3,137	53%
Research and development supplies and services	723	664	59	9%
Allocated facility, equipment and other expenses	743	713	30	4%
Total indirect research and development expense	10,482	7,256	3,226	44%
Total research and development expense	$19,581	$16,311	$3,270	20%
Total research and development expenses increased by $3.3 million, or 20%, for the three months ended March 31, 2023. The increase was primarily attributable to a $3.2 million, or 44%, increase in indirect research and development expenses, which largely related to a $3.1 million increase in personnel-related expenses. The rise in personnel costs, which includes an increase of $0.2 million in non-cash stock-based compensation expense, was primarily due to increased headcount to support increased clinical trial activities.
In aggregate, direct research and development expenses were relatively consistent for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Program cost increases primarily relate to increases of $1.3 million related to acazicolcept primarily attributable to increased manufacturing costs, $0.7 million related to povetacicept primarily due to increased clinical trial costs as we move the program into clinical studies for the treatment of multiple B cell and/or autoantibody-related diseases, and $0.1 million in other direct research and development costs to support our pipeline and ongoing collaborations. These increases were partially offset by a decrease of $2.0 million in davoceticept costs related to the termination of NEON-1 and NEON-2 clinical study enrollment.
General and Administrative Expenses
The $0.6 million, or 13%, increase in general and administrative expenses was primarily attributable to increases of $0.4 million in personnel-related expenses, which includes $0.1 million in higher non-cash stock-based compensation expense, and $0.4 million in legal and professional services. The increases were partially offset by a $0.1 million decline in allocated overhead and facilities expenses.
Interest Income
The $2.3 million increase in interest income was attributable to higher investment balances and rising yields on investments.
Interest Expense
The $0.1 million decrease in interest expense was attributable to less interest expense and amortization of the related debt discount due to a lower principle balance on our term loan with SVB.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreements, debt, and funds acquired upon the close of our merger with Nivalis. As of March 31, 2023, we had cash, cash equivalents, restricted cash, and investments totaling $248.3 million. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.
Equity Financing Agreements
In April 2023, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, to sell shares of our common stock through an “at the market” equity offering for aggregate sales proceeds of up to $100.0 million in gross cash proceeds. TD Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through TD Cowen under the Sales Agreement. The shares will be issued pursuant to the our shelf registration statement on Form S-3 (File No. 333-271517), which was filed with the Securities and Exchange Commission, or the SEC, on April 28, 2023 and declared effective on May 9, 2023. We will file a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the Sales Agreement.
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
Debt Financing Agreements
As of March 31, 2023, we had $2.2 million in remaining principal balance and final payment fees outstanding under our 2019 term loan agreements with SVB and were in compliance with our respective loan covenants. In May 2023, we voluntarily repaid in full the remaining outstanding carrying value of $1.4 million of our term loans, which consisted of $0.8 million in principal and a final maturity payment of $0.6 million, plus prorated accrued interest. See Note 7 for further discussion of our term loans.

Cash Flows
The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net cash (used in) provided by operating activities	$(26,152)	$5,449
Net cash provided by (used in) investing activities	28,350	(37,803)
Net cash used in financing activities	(1,087)	(650)
Net Cash (Used in) Provided by Operating Activities:
Net cash used in operating activities was $26.2 million during the three months ended March 31, 2023, and consisted of our net loss of $13.3 million, and a net change of $13.9 million in our operating assets and liabilities. This was partially offset by $1.0 million in net non-cash adjustments, which primarily related to stock-based compensation, depreciation and amortization.
Net cash provided by operating activities was $5.4 million during the three months ended March 31, 2022, and consisted of our net loss of $7.5 million. The net loss from operations was more than offset by a favorable net change of $10.1 million in our operating assets and liabilities, which was primarily due to the receipt of a $25.0 million upfront payment from Horizon, and $2.9 million in net non-cash adjustments, which primarily related to stock-based compensation, depreciation and amortization.
Net Cash Provided by (Used in) Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash provided by investing activities was $28.4 million during the three months ended March 31, 2023, compared to $37.8 million cash used in investing activities during the three months ended March 31, 2022. Net investing cash flows for both periods consisted primarily of the net impact from purchases and maturities of investments, and purchases of property and equipment, primarily lab equipment to support our research and development efforts.
Net Cash Used in Financing Activities:
Net cash used in financing activities was $1.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, and for both periods consisted of $1.2 million in principal payments on our debt, partially offset by proceeds received from the exercise of stock options.
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
Contingencies
Certain tax credits received related to our research and development expenditures, which were recorded in previous years within other income within our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were subject to review by foreign taxing authorities. During 2022, we reached constructive agreement with the Australian Taxation Office and recorded an estimated current foreign income tax provision for the expected repayments of $1.3 million. As of March 31, 2023, accrued estimated remaining tax liabilities of $833,000, net of amounts paid in 2022, are recorded within accrued liabilities on our accompanying Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended March 31, 2023, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
Additionally, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees. In response to the COVID-19 public health emergency, the FDA has postponed some inspections and continues to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, has resumed prioritized domestic inspections, such as pre-approval and surveillance inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, or be unable to complete required inspections during the review period, or the review timelines could be extended, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, and staffing shortages. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigation sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Geopolitical events in countries where we have or seek to have clinical trial sites can also negatively impact our ability to enroll patients in our trials. For example, we had intended to open trial sites in Russia for both our ongoing Synergy trial and our planned Phase 2 trial in SLE with povetacicept. Following the start of the Russia-Ukraine conflict, we abandoned our plans to open these sites. Although no sites in Russia had been opened, we had to revise our plans and locate alternative trial sites in order to achieve targeted enrollment numbers and enrollment rates for these trials. While we have implemented various contingency plans to increase enrollment following the start of the Russia-Ukraine conflict, we cannot be certain that our contingency plans will be successful in replacing these anticipated sites or increasing enrollment rates generally. Any resulting delays in patient enrollment may increase our costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.
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
Many of the companies we compete against may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If these companies develop technologies or therapeutic candidates more rapidly than we do, or their technologies, including delivery technologies, are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected. For additional information regarding our competitors and the competitive landscape, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2022 titled “Business—Competition.”
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

Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones (of which $45.0 million was achieved in the second quarter of 2021), an additional $75.0 million if AbbVie exercises its option with respect to acazicolcept following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales. Through March 31, 2023, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
Pursuant to the AbbVie Agreement, we will conduct certain development activities under a development plan that provides for, among other things, the generation of a data package in order for AbbVie to evaluate exercising its exclusive option, including all activities reasonably necessary to complete our Phase 2 study of acazicolcept in SLE. Even if we successfully complete these activities, AbbVie may not exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize acazicolcept or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. For additional information regarding the AbbVie Agreement, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2022 titled “Business—Competition.”
Pursuant to the terms of the Horizon Agreement, we received an upfront payment of $25.0 million as well as an equity investment for which they paid $15.0 million. We are also eligible to receive milestone payments upon our achievement of certain preclinical, clinical and regulatory and commercialization milestones, up to an aggregate amount of $381.0 million per program, or approximately $1.5 billion in total, if all milestones are met, as well as royalties on future product sales. Pursuant to the Horizon Agreement, we will conduct certain research activities under a research program; however, even if we successfully perform our obligations under the Horizon Agreement, there is no certainty that Horizon will continue the development of any of the programs, or, if development is continued, if such programs will ultimately succeed and receive regulatory approval. Horizon will have discretion in determining and directing its efforts and resources for future development activities and, if approval is obtained, commercialization and marketing of the approved drug. As a result, there can be no assurances that we will achieve additional milestones pursuant to the Horizon Agreement. For additional information regarding the Horizon Agreement, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2022 titled “Business—Competition.”
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
From time to time, we consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases or divestitures, and out- or in-licensing of therapeutic candidates or technologies. In particular, we intend to evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborative partners is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on suboptimal terms for us, and ultimately may not maximize value for our stockholders. In addition, we may be unable to maintain any new or existing collaboration if, for example, development or approval of a therapeutic candidate is delayed, sales of an approved therapeutic product do not meet expectations, or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-

recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2023, we had $248.3 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents and investments will be sufficient to fund our planned level of operations, including anticipated capital expenditures, for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in September 2021, we issued in a private placement 6,489,357 shares of common stock and prefunded warrants to purchase an additional 3,191,487 shares of common stock for gross proceeds of approximately $91.0 million. In December 2021, in connection with the Horizon Agreement, we sold 951,980 shares of our common stock to Horizon for which they paid $15.0 million. In September 2022, we sold an aggregate of 15,509,282 shares of common stock in an underwritten public offering, including the partial exercise of the underwriters’ over-allotment option in October 2022. We have received resulting net proceeds of $106.7 million after deducting underwriting discounts, commissions and offering costs. In addition, in April 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, to sell shares of our common stock, from time to time, through an “at the market” equity offering for up to $100.0 million in aggregate gross proceeds. TD Cowen will also act as our sales agent, and any shares sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271517), filed with the Securities and Exchange Commission, or the SEC, on April 28, 2023 and declared effective on May 9, 2023.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune and inflammatory diseases. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the three months ended March 31, 2023, our net loss was $13.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the continued inflationary environment. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws, regulations, guidance and codes of conduct intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws, regulations, guidance statements, and codes of conduct may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive program, health care professional, and other business arrangements. As our business is heavily regulated, it involves significant interaction with government officials, including potentially officials of non-U.S. governments. Additionally, in many countries, healthcare providers are employed by the government, and the purchasers of biopharmaceuticals are government entities. As a result, our dealings with are subject to regulation and such healthcare providers and employees of such purchasers may be considered “foreign officials” as defined in the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology companies. We also may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations and if we fail to comply with these laws and regulations, we may face significant penalties, finds and/or denial of certain export privileges.
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
As of March 31, 2023, we had $248.3 million in cash and cash equivalents, restricted cash, and investments; our investments primarily include highly liquid funds with a contractual maturity of each security of less than two years. We expect to continue to invest our excess cash in fixed income and other marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.
Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, or SVB, was closed and placed in receivership and, subsequently, additional financial institutions have been placed into receivership. We have a banking relationship with SVB and, prior to paying off the remaining balance outstanding in May 2023, were also party to an Amended and Restated Loan and Security Agreement with SVB. While we do not believe our exposure to a potential loss of cash, cash equivalents and investments as a result of SVB’s receivership was material compared to our total cash, cash equivalents and investments, we faced:
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
For example, based on a preliminary Section 382 study that was commissioned during the fourth quarter of 2022, focused on our wholly owned operating company and subsidiary, AIS Operating Co., Inc., we believe we likely experienced ownership changes in 2016 and 2021. As a result of this determination, our ability to utilize research and development tax credits and NOL carryforwards created prior to September 17, 2021 has been limited. While we continue to record a full valuation allowance for our domestic tax assets and have not reduced our research and development tax credit carryforwards as of March 31, 2023, the limitations could impact our ability to use the NOL carryforwards and research and development tax credit carryforwards before expiration.
Provisions of our debt instruments may restrict our ability to pursue our business strategies.
Our term loan agreement required us, and any debt financing we may obtain in the future may require us, to comply with various covenants that limit our ability to, among other things:
•dispose of assets;
•complete mergers or acquisitions;
•incur indebtedness;
•encumber assets;
•pay dividends or make other distributions to holders of our capital stock;
•use institutions other than our lender for certain banking services;
•make specified investments;
•engage in any new line or business; and

•engagement in certain transactions with our affiliates.
If we enter into future debt financing arrangements similar to our recently repaid term loan facility, such debt financing arrangements may include similar restrictions. If we do pursue such debt financing with such restrictions, these restrictions could inhibit our ability to pursue our business strategies. In addition, if we are required to use our lender for certain banking services, we could be exposed to the risks discussed in “Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.” If we default under future debt financing arrangements, including a material adverse change in our business, operations or condition (financial or otherwise), and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments, if any. Our assets and cash flow may not be sufficient to fully repay borrowings under any outstanding debt instruments if some or all of these instruments are accelerated upon a default. We may incur additional indebtedness in the future. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of March 31, 2023, our patent portfolio consists of 55 granted patents and over 200 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
Moreover, beginning June 1, 2023, European applications will have the option, upon grant of a patent, of requesting unitary effect and, thereby, obtaining a Unitary Patent which will provide uniform patent protection in certain Member States of the European Union. These Unitary Patents would be subject to the exclusive jurisdiction of the Unified Patent Court, or UPC. Beginning June 1, 2023, the UPC will also have shared jurisdiction over previously-granted European Patents and later-granted European Patents that do not opt out of this UPC jurisdiction over the next seven to fourteen years. These are significant changes in European patent practice. As the UPC is a new court system, and there is no precedent established, there will be increased uncertainty for patent litigation that occurs before the UPC. We may choose to opt out of UPC jurisdiction for current and future European Patents and decline to request unitary effect for future European Patent grants.
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
We may rely upon intellectual property rights licensed from third parties to protect our technology, including platform technology and therapeutic candidates and products. To date, we have in-licensed some intellectual property, including on a non-exclusive basis intellectual property relating to commercially-available cell lines involved in the manufacture of our therapeutic candidates and products; however, we may also license additional third-party intellectual property in the future, to protect our technology, including intellectual property relating to our platform technology and therapeutic candidates and products. Our success will depend in part on the ability of our licensors to obtain, maintain, and enforce patent protection for our licensed intellectual property, in particular those patents to which we have secured exclusive rights. Our licensors may elect not to prosecute, or may be unsuccessful in prosecuting, any patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies infringing these patents, or may pursue litigation less aggressively than we would. Further, any additional licenses we enter into may be non-exclusive and we may not be able to obtain exclusive rights, which would potentially allow third parties to develop competing products or technology. Without protection for, or exclusive right to, any intellectual property we may license, other companies might be able to offer substantially identical or similar product(s) for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we may need to sublicense any rights we have under third-party licenses to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under or result in termination of an agreement by one or more of our collaborators or any future strategic partners.
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
Any material future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell or offer to sell products covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we may be required to pay on any future sales of licensed products, if any, the amounts may be significant.The amount of our future royalty obligations will depend on the technology and intellectual property we use in therapeutic products we successfully develop and commercialize, if any.

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
In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, as a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, an annual 2% reduction to Medicare payments that took effect in 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. Under the Consolidated Appropriations Act, 2023, the 2% Medicare sequester is extended for the first six months of fiscal year 2032 and revises the sequester percentage up to 2% for fiscal years 2030 and 2031. These across-the-board spending cuts could adversely affect our future revenues, earnings, and cash flows.
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
In addition, in California, the California Consumer Privacy Act, or CCPA, creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. While it exempts some data regulated by HIPAA and certain clinical trial data, the CCPA, to the extent applicable to our business and operations, may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA significantly modified the CCPA, creating obligations beginning on January 1, 2022, with enforcement anticipated to commence July 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Colorado, Utah, and Connecticut all have enacted general privacy legislation that has become, or will become, effective in 2023, and Iowa and Indiana have enacted similar legislation that becomes effective in 2025 and 2026, respectively. The U.S. federal government also is contemplating federal privacy legislation. These and other new laws that may be proposed or enacted could require us to modify our policies and practices and may increase our potential liability and adversely affect our business.
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
•the initiation of, or material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others;
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 42% of our common stock as of March 31, 2023. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. Additionally, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on November 19, 2021 and permits the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We have in the past and may again in the future sell shares of our common stock to strategic partners in connection with collaboration agreements, as we did in December 2021 in connection with our agreement with Horizon. The shares subject to outstanding options and warrants, of which options and warrants (including prefunded warrants) to purchase 4.5 million shares and 7.1 million shares, respectively, were exercisable as of March 31, 2023, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options.
We also register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to any related lock-up agreements or applicable securities laws.
In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance, including any issuances pursuant to our “at the market” equity offering sales agreement with TD Cowen, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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
On April 13, 2023, we issued 201,972 shares of our common stock, $0.001 par value per share, or the Third Warrant Net Exercise Shares, to warrant holders upon their exercise of outstanding pre-funded warrants to purchase an aggregate of 202,000 shares of our common stock, $0.001 par value per share, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.001 per share. The issuances of the Third Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
On May 10, 2023, we issued 34,595 shares of our common stock, $0.001 par value per share, or the Fourth Warrant Net Exercise Shares, to warrant holders upon their exercise of outstanding pre-funded warrants to purchase an aggregate of 34,600 shares of our common stock, $0.001 par value per share, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.001 per share. The issuances of the Fourth Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	10-K	333-37449	3.1	March 28, 2018

3.2	Amended and Restated Bylaws of the Registrant	8-K	333-37449	3.1	January 26, 2023

10.1	Sales Agreement, dated as of April 28, 2023, between Alpine Immune Sciences, Inc. and Cowen and Company, LLC.	S-3	333-271517	1.2	April 28, 2023

10.2+	Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Remy Durand M.D., Ph.D.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+	Indicates a management contract or a compensatory plan, contract or arrangement.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Alpine Immune Sciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date:	May 11, 2023	By:	/s/ Mitchell H. Gold, M.D.
		Name:	Mitchell H. Gold, M.D.
		Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date:	May 11, 2023	By:	/s/ Paul Rickey
		Name:	Paul Rickey
		Title:	Senior Vice President and Chief Financial Officer