Form 10-Q
period 2023-06-30
ALPINE IMMUNE SCIENCES, INC.
filed 2023-08-14
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, the registrant had 49,201,547 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,076	$13,376
Short-term investments	169,724	224,265
Accounts receivable	284	392
Prepaid expenses and other current assets	3,237	2,960
Total current assets	207,321	240,993
Restricted cash, noncurrent	254	254
Property and equipment, net	1,672	1,584
Operating lease, right-of-use asset	7,877	8,219
Long-term investments	35,561	35,481
Deferred tax asset	151	155
Total assets	$252,836	$286,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,645	$4,286
Accrued liabilities	13,684	14,003
Deferred revenue, current	37,252	35,571
Operating lease liability, current	829	756
Current portion of long-term debt	—	3,380
Total current liabilities	53,410	57,996
Deferred revenue, noncurrent	20,475	39,185
Operating lease liability, noncurrent	9,563	10,085
Total liabilities	83,448	107,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 49,124,640 shares issued and outstanding at June 30, 2023; 47,234,900 shares issued and 45,984,433 shares outstanding at December 31, 2022	49	46
Treasury stock, at cost; 0 and 1,250,467 shares at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	420,372	404,456
Accumulated other comprehensive loss	(650)	(1,121)
Accumulated deficit	(250,383)	(223,961)
Total stockholders’ equity	169,388	179,420
Total liabilities and stockholders’ equity	$252,836	$286,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)
Collaboration revenue	$8,593	$5,292	$17,980	$18,921
Operating expenses:
Research and development	19,241	17,587	38,822	33,898
General and administrative	5,007	4,194	10,405	8,969
Total operating expenses	24,248	21,781	49,227	42,867
Loss from operations	(15,655)	(16,489)	(31,247)	(23,946)
Other income (expense):
Interest income	2,528	314	4,946	459
Interest expense	(28)	(130)	(98)	(284)
Other, net	(1)	(15)	(23)	(72)
Loss before taxes	(13,156)	(16,320)	(26,422)	(23,843)
Income tax expense	—	(1,778)	—	(1,782)
Net loss	$(13,156)	$(18,098)	$(26,422)	$(25,625)
Comprehensive income (loss):
Unrealized (loss) gain on investments	(238)	(304)	507	(1,078)
Unrealized loss on foreign currency translation	(5)	(4)	(36)	(18)
Comprehensive loss	$(13,399)	$(18,406)	$(25,951)	$(26,721)
Weighted-average shares used to compute basic and diluted net loss per share	48,049,936	30,324,933	47,810,374	30,311,527
Basic and diluted net loss per share	$(0.27)	$(0.60)	$(0.55)	$(0.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Shares		Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock	Treasury
Balance, December 31, 2022	45,984,433	1,250,467	$46	$404,456	$(1,121)	$(223,961)	$179,420
Stock-based compensation	—	—	—	2,552	—	—	2,552
Issuance of common stock under equity incentive plans	65,039	—	—	113	—	—	113
Exercise of warrants	1,708,535	—	2	(2)	—	—	—
Adjustments to offering costs	—	—	—	10	—	—	10
Unrealized gain on investments	—	—	—	—	745	—	745
Unrealized loss on foreign currency translation		—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(13,266)	(13,266)
Balance, March 31, 2023	47,758,007	1,250,467	48	407,129	(407)	(237,227)	169,543
Stock-based compensation	—	—	—	2,621	—	—	2,621
Issuance of common stock under equity incentive plans	210,653	—	—	928	—	—	928
Exercise of warrants	236,567	—	—	—	—	—	—
Issuance of common stock under at the market offering, net of issuance costs	919,413	—	1	9,694	—	—	9,695
Retirement of treasury stock	—	(1,250,467)	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(238)	—	(238)
Unrealized loss on foreign currency translation	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—		(13,156)	(13,156)
Balance, June 30, 2023	49,124,640	—	$49	$420,372	$(650)	$(250,383)	$169,388

Balance, December 31, 2021	30,194,279	1,250,467	$30	$287,345	$(273)	$(166,199)	$120,903
Stock-based compensation	—	—	—	2,289	—	—	2,289
Issuance of common stock under equity incentive plans	100,155	—	—	550	—	—	550
Unrealized loss on investments	—	—	—	—	(774)	—	(774)
Unrealized loss on foreign currency translation	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(7,527)	(7,527)
Balance, March 31, 2022	30,294,434	1,250,467	30	290,184	(1,061)	(173,726)	115,427
Stock-based compensation	—	—	—	2,335	—	—	2,335
Issuance of common stock under equity incentive plans	41,728	—	—	180	—	—	180
Unrealized loss on investments	—	—	—	—	(304)	—	(304)
Unrealized loss on foreign currency translation	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—		(18,098)	(18,098)
Balance, June 30, 2022	30,336,162	1,250,467	$30	$292,699	$(1,369)	$(191,824)	$99,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Operating activities
Net loss	$(26,422)	$(25,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,173	4,624
Amortization of premium/discount on investments	(3,397)	591
Depreciation expense	282	304
Non-cash interest expense	45	105
Realized gain on investments	(33)	—
Loss on sale of property and equipment	2	70
Deferred income tax	—	107
Changes in operating assets and liabilities:
Accounts receivable	106	23,683
Prepaid expenses and other current assets	138	1,648
Operating lease, right-of-use asset	342	298
Accounts payable and accrued liabilities	(3,000)	1,558
Deferred revenue	(17,029)	(17,603)
Operating lease liability	(450)	(380)
Net cash used in operating activities	(44,243)	(10,620)
Investing activities
Purchases of property and equipment	(372)	(241)
Purchase of investments	(103,721)	(82,380)
Maturities of investments	161,771	51,382
Net cash provided by (used in) investing activities	57,678	(31,239)
Financing activities
Proceeds from sale of common stock, net of offering costs	9,695	—
Repayment of debt	(3,425)	(2,400)
Proceeds from exercise of stock options	1,041	730
Net cash provided by (used in) financing activities	7,311	(1,670)
Effect of exchange rate on cash and cash equivalents	(46)	(18)
Net increase (decrease) in cash and cash equivalents and restricted cash	20,700	(43,547)
Cash and cash equivalents and restricted cash, beginning of period	13,630	68,161
Cash and cash equivalents and restricted cash, end of period	$34,330	$24,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited)

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
The accompanying condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023. The results of our operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.
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
Periodically, we maintain deposits in financial institutions in excess of government insured limits. We believe we are not exposed to significant credit risk as our deposits, which are held at financial institutions, are high credit quality securities such as money market funds, U.S. Treasury bills, and commercial paper. To date, we have not realized any losses on these deposits.

Investments
Our investments include funds invested in highly liquid money market funds, U.S. Treasury bills, U.S. agency securities, non-U.S. government securities, and corporate debt and commercial paper with contractual maturities of less than two years. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets for Level 1 assets and based on market pricing and other observable market inputs for similar securities for Level 2 assets. We classify our investments maturing within one year of the reporting date as short-term investments.
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
The net loss per share for the three and six months ended June 30, 2023 reflects the issuance of 15,509,282 shares of common stock sold in our underwritten public offering in September 2022, including the subsequent partial exercise of the underwriters’ over-allotment option in October 2022. The increase in the number of shares outstanding impacts the comparability of our net loss per share for each period.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, is the same as basic net loss per share for the periods presented.

	June 30,
	2023	2022
	(unaudited)
Warrants to purchase common stock	6,893,321	8,838,694
Stock options and restricted stock units outstanding	8,288,540	7,117,820
Total	15,181,861	15,956,514

4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	June 30, 2023
	(unaudited)
Assets:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Money market funds	$31,353	$—	$—	$31,353
U.S. treasury bills	105,571	3	(326)	105,248
U.S. agency securities	34,985	—	(247)	34,738
Corporate debt securities and commercial paper	65,361	—	(62)	65,299
Total	$237,270	$3	$(635)	$236,638

Classified as:
Cash equivalents				$31,353
Short-term investments				169,724
Long-term investments				35,561
Total				$236,638

	December 31, 2022
Assets:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Money market funds	$11,004	$—	$—	$11,004
U.S. treasury bills	113,964	5	(721)	113,248
U.S. agency securities	10,921	5	(11)	10,915
Non-U.S. government securities	6,060	—	(22)	6,038
Corporate debt securities and commercial paper	129,940	4	(399)	129,545
Total	$271,889	$14	$(1,153)	$270,750

Classified as:
Cash equivalents				$11,004
Short-term investments				224,265
Long-term investments				35,481
Total				$270,750
All investments held as of June 30, 2023 and December 31, 2022 were classified as available-for-sale debt securities and consist of highly liquid funds with high credit ratings that, on their date of purchase, had a contractual maturity of two years or less. Realized gains on investments were $28,000 and $33,000 for the three and six months ended June 30, 2023, respectively, and zero for the three and six months ended June 30, 2022. There were no realized losses on investments for the three and six months ended June 30, 2023 and 2022.

The following table summarizes the fair value and gross unrealized losses by category, disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2023
	(unaudited)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury bills	$85,011	$(303)	$5,980	$(23)	$90,991	$(326)
U.S. agency securities	34,738	(247)	—	—	34,738	(247)
Corporate debt securities and commercial paper	15,296	(54)	6,061	(8)	21,357	(62)
Total	$135,045	$(604)	$12,041	$(31)	$147,086	$(635)

	December 31, 2022
	(unaudited)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury bills	$82,694	$(368)	$17,648	$(353)	$100,342	$(721)
U.S. agency securities	7,552	(11)	—	—	7,552	(11)
Non-U.S. government securities	3,012	(16)	3,026	(6)	6,038	(22)
Corporate debt securities and commercial paper	27,839	(195)	22,171	(204)	50,010	(399)
Total	$121,097	$(590)	$42,845	$(563)	$163,942	$(1,153)
Unrealized gains and losses on investments were primarily due to changes in interest rates. We evaluated our investments that are in an unrealized loss position and believe it is more likely than not that we will hold these investments until maturity and will recover the amortized cost basis of these investments.
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

As of June 30, 2023 and December 31, 2022, cash of $2.7 million and $2.4 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$31,353	$—	$—	$31,353
U.S. treasury bills	105,248	—	—	105,248
U.S. agency securities	—	34,738	—	34,738
Corporate debt securities and commercial paper	—	65,299	—	65,299
Total	$136,601	$100,037	$—	$236,638

	December 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$11,004	$—	$—	$11,004
U.S. treasury bills	113,248	—	—	113,248
U.S. agency securities	—	10,915	—	10,915
Non-U.S. government securities	—	6,038	—	6,038
Corporate debt securities and commercial paper	—	129,545	—	129,545
Total	$124,252	$146,498	$—	$270,750
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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Prepaid research and development	$2,245	$1,881
Prepaid insurance	175	368
Prepaid other	413	394
Other receivables	404	317
Prepaid expenses and other current assets	$3,237	$2,960

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Research and development services	$9,460	$7,657
Employee compensation	2,933	4,110
Accrued taxes	820	1,847
Legal and professional fees	445	334
Accrued other	26	55
Accrued liabilities	$13,684	$14,003

7. Long-term Debt
In August 2019, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million (the “Term Loans”). Borrowings under the Loan Agreement consisted of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019, the second tranche of $5.0 million was funded in March 2020, and we did not draw down the final tranche of $5.0 million, which expired in July 2020.
In May 2023, we voluntarily repaid in full the remaining outstanding carrying value of $1.4 million of our Term Loans, which consisted of $800,000 in principal and final payments of $625,000, plus prorated accrued interest. In connection with the debt payoff, we wrote-off the remaining unamortized debt discount. As of June 30, 2023, we had no remaining balance outstanding under our Loan Agreement with SVB.
8. Contingencies
Certain tax credits received related to our research and development expenditures, which were recorded in previous years within other income within our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were subject to review by foreign taxing authorities. During 2022, we reached constructive agreement with the Australian Taxation Office and recorded an estimated current foreign income tax provision for the expected repayments of $1.3 million. As of June 30, 2023, accrued estimated remaining tax liabilities of $828,000, net of amounts paid in 2022, are recorded within accrued liabilities on our accompanying Condensed Consolidated Balance Sheets.
9. License and Collaboration Agreements
AbbVie Ireland Unlimited Company (“AbbVie”)
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
Horizon Therapeutics Ireland DAC (“Horizon”)
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
Under the terms of the agreements, Horizon also paid us a non-refundable upfront payment of $25.0 million in the first quarter of 2022. In addition, we are eligible to receive up to $381.0 million per program, or up to approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Furthermore, we are eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on global net sales. In addition to proceeds from the non-refundable upfront payment, we have recognized $1.7 million from research and development support provided by us through June 30, 2023.
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
Adaptimmune Therapeutics plc (“Adaptimmune”)
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune to develop next-generation SPEAR T cell products (the “Adaptimmune Agreement”). Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our secreted immunomodulatory protein (“SIP”) and transmembrane immunomodulatory protein (“TIP”) technologies.
Through June 30, 2023, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. We have also recognized $2.1 million in research support payments to fund ongoing programs through June 30, 2023. In addition, we are eligible for research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, if respective pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
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

	June 30, 2023	December 31, 2022
	(unaudited)
Contract Assets	$284	$392
Contract Liabilities	$57,727	$74,756
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
Collaboration revenue recognized in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), disaggregated by customer, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)
AbbVie	$6,748	$4,563	$12,346	$10,523
Horizon	1,715	587	5,170	8,256
Adaptimmune	130	142	464	142
Total collaboration revenue	$8,593	$5,292	$17,980	$18,921
Revenue recognized during the period that was included in the opening contract liability balance was $17.0 million and $18.6 million for the six months ended June 30, 2023 and 2022, respectively.
10. Stockholders’ Equity
Securities Offering
In April 2023, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) to sell shares of our common stock, from time to time, through an “at the market” equity offering for up to $100.0 million in aggregate gross proceeds. TD Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales proceeds from shares sold through TD Cowen under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271517), which was filed with the SEC on April 28, 2023 and declared effective on May 9, 2023. On May 11, 2023, we filed a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the Sales Agreement. As of June 30, 2023, we have sold 919,413 shares of common stock under the Sales Agreement for a price of $10.93 per share. The associated gross proceeds of $10.0 million were recorded net of directly related financing costs of $354,000 within additional-paid-in-capital on our accompanying Condensed Consolidated Balance Sheets.
Treasury Shares
In June 2023, we retired 1,250,467 shares of treasury stock, and returned the shares of common stock to the status of authorized but unissued shares.
Common Stock Warrants
In connection with the exercise of certain prefunded warrants during the six months ended June 30, 2023, we issued 1,945,102 shares of common stock.
Equity Incentive Plans
On January 1, 2023, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 1,500,000 additional shares were automatically added to the shares authorized under the 2018 Plan.
During the six months ended June 30, 2023, we issued stock option grants totaling 1,779,970 shares with a weighted average exercise price of $7.68 per share under our 2018 Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)
Research and development	$1,531	$1,346	$3,012	$2,654
General and administrative	1,090	989	2,161	1,970
Total stock-based compensation expense	$2,621	$2,335	$5,173	$4,624
11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 0% and 7.5% for the six months ended June 30, 2023 and 2022, respectively.
Our effective tax rate of 7.5% for the six months ended June 30, 2022 was primarily due to the recognition of current foreign tax liabilities of $1.3 million as a result of a cumulative change to our income tax provision and a $0.1 million reduction to our deferred tax assets as a result of a change to our transfer pricing methodology for the activities of our wholly owned subsidiary, Alpine Immune Sciences Australia PTY, LTD, and $0.4 million in domestic federal income tax expense resulting from the mandatory capitalization of research and development expenses beginning with the 2022 tax year.
The differences between the effective tax rates of 0% and 7.5% and the U.S. federal statutory rate of 21% for the six months ended June 30, 2023 and 2022, respectively, were primarily due to recognizing a full valuation allowance on deferred tax assets, and partial valuation allowance on our foreign deferred tax assets, tax expense resulting from the acceptance of a voluntary disclosure agreement with the Australian Taxation Office, and tax benefits relating to research and development tax credits.
As of June 30, 2023, we determined that, based on an evaluation of our sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and, therefore, we continued to record a full domestic valuation allowance. As of June 30, 2023, we determined that it was more likely than not that only a portion of our foreign deferred tax assets would be realized and have recorded a partial foreign valuation allowance. We did not record significant current tax liabilities or expense during the six months ended June 30, 2023.

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
•the anticipated impact of pandemics or other health crises on our business, research and clinical development plans and timelines and results of operations;
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
•our expectations regarding the sufficiency of our cash, cash equivalents and marketable securities to fund operations for at least the next 12 months;
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
Autoimmune and Inflammatory Diseases
ALPN-303, or povetacicept, is a dual antagonist of the B cell activating factor, or BAFF, and a proliferation inducing ligand, or APRIL, cytokines, which play key roles in the activation, development, and survival of B cells. Based upon an engineered transmembrane activator and CAML interactor, or TACI, domain, povetacicept has exhibited greater potency in preclinical studies versus wild-type TACI-based comparators, as well as other inhibitors of BAFF and/or APRIL alone. In addition, povetacicept has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. In a randomized, placebo-controlled, first-in-human, Phase 1 study in adult healthy volunteers (NCT05034484), povetacicept was well tolerated at doses up to 960 mg, with dose-dependent pharmacokinetics and reductions in circulating immunoglobulins and antibody-secreting cells, which we believe supports the use of a once every four-week dose regimen for subsequent studies and enables a broad development plan in multiple indications. Povetacicept is in development for multiple autoimmune diseases, including systemic lupus erythematosus, or SLE, autoimmune glomerulonephritis, and autoimmune cytopenias. We are evaluating povetacicept in our RUBY-3 and RUBY-4 studies. RUBY-3 is a multiple ascending dose, multi-cohort, open label, phase 1b/2a study of povetacicept in IgA nephropathy, lupus nephritis, and primary membranous nephropathy, where povetacicept is being administered subcutaneously once every four-weeks for up to 48 weeks. Key endpoints include proteinuria, eGFR, renal response, and disease-related autoantibodies. RUBY-4 is a multi-cohort, open label phase 1b study of povetacicept in immune thrombocytopenia, autoimmune hemolytic anemia, and cold agglutinin disease, where povetacicept is being administered subcutaneously once every four-weeks for up to 48 weeks. Key endpoints include respective blood cell counts, including durable responses, as well as disease-related autoantibodies.
ALPN-101, or acazicolcept, is a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and are currently evaluating acazicolcept in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through June 30, 2023, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the Option and License Agreement with AbbVie, or the AbbVie Agreement.
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
Scientific Platform
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cell therapies such as chimeric antigen receptor T cells, T cell receptor-engineered T cells, and tumor infiltrating lymphocytes. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEAR™ T cell products which incorporate our secreted and transmembrane immunomodulatory protein, termed SIP™ and TIP™, technology. We intend to continue to leverage our existing pipeline and platform for internal development and to actively explore and evaluate potential value-creating partnering opportunities.
Our Strategy
Our goal is to discover and develop modern therapies to treat patients with serious autoimmune and inflammatory diseases. To achieve our goals, we intend to:
•aggressively move our lead wholly-owned povetacicept program into clinical studies for the treatment of multiple B cell and/or autoantibody-related diseases;
•aggressively move our most advanced autoimmune and inflammatory program acazicolcept through clinical development as part of our collaboration with AbbVie including conducting Synergy, our Phase 2 study for the treatment of SLE; and
•maximize the value of our pipeline and platform for internal development and via potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through public offerings of common stock and warrants, private placement sales of common stock, warrants and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through June 30, 2023, excluding amounts borrowed through debt financing, we have raised an aggregate of approximately $537.4 million to fund operations, of which $302.0 million was from the sale of common stock and warrants, $142.1 million from license and collaboration agreements, $49.2 million from the sale of convertible preferred stock, and $44.1 million in the form of cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of June 30, 2023, we had cash, cash equivalents, restricted cash, and investments totaling $239.6 million.
Our net loss was $13.2 million and $18.1 million for the three months ended, and $26.4 million and $25.6 million for the six months ended June 30, 2023 and 2022, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•initiate and complete nonclinical studies and clinical trials for our product candidates, including povetacicept, a dual B cell cytokine antagonist for B cell-mediated autoimmune and inflammatory diseases, and acazicolcept, a dual ICOS/CD28 antagonist program targeting autoimmune and inflammatory disorders;
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
AbbVie
In June 2020, we entered into the AbbVie Agreement for the development of acazicolcept. The agreement grants AbbVie the option to obtain an exclusive worldwide license to acazicolcept, or the License Option. The License Option is exercisable by AbbVie at any time and will expire 90 days from the achievement of certain development milestones. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including conducting our Phase 2 study in SLE, based on an agreed-upon development plan, or the Development Plan. We will be fully responsible for all costs incurred to conduct the activities under the Development Plan, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments proposed by AbbVie. We will also be solely responsible, at our sole cost and expense, for manufacturing and regulatory filings for acazicolcept necessary to complete activities under the Development Plan.
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
We recognized revenue from the AbbVie Agreement of $6.7 million and $4.6 million for the three months ended, and $12.3 million and $10.5 million for the six months ended June 30, 2023 and 2022, respectively. We expect to recognize the remaining deferred revenue over the remainder of our Development Plan, which began in June 2020 and will end upon the later of the exercise or expiration of the option.
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
We recognized revenue from the Horizon Agreement of $1.7 million and $0.6 million for the three months ended, and $5.2 million and $8.3 million for the six months ended June 30, 2023 and 2022, respectively.
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune, or the Adaptimmune Agreement, to develop next-generation SPEAR T cell products. Under the Adaptimmune Agreement, we are to perform certain research services and grant Adaptimmune an exclusive license to programs from our SIP or TIP, technologies.
Through June 30, 2023, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. Furthermore, we have recorded $2.1 million in research support payments to fund ongoing programs through June 30, 2023. If respective pre-specified milestones for each program are achieved, we are eligible for additional research support payments, one-time payments and downstream development and commercialization milestones of up to $288.0 million, and we are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
For revenue recognition purposes, licensing and research support fees billed under the agreement are being recorded as deferred revenue and recognized to revenue based on employee hours contributed to each performance obligation. We recognized revenue from the Adaptimmune Agreement of $0.1 million and $0.5 million for the three and six months ended June 30, 2023, respectively. Revenue of $0.1 million was recognized during the corresponding periods in 2022.
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
Income Tax Expense
Income tax expense for the 2022 period primarily relates to a cumulative change to our foreign income tax provision as a result of filing amended tax returns under a revised transfer pricing model for the activities of our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD, and domestic federal income tax expense resulting from the mandatory capitalization of research and development expenses beginning with the 2022 tax year.
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
Our significant accounting policies are more fully described in Note 2 of the accompanying condensed consolidated financial statements and in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant or material changes in our significant accounting policies during the six months ended June 30, 2023, as compared to those disclosed in our Annual Report.

Results of Operations
Comparison of Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(unaudited)
Collaboration revenue	$8,593	$5,292	$3,301	62%
Operating expenses:
Research and development	19,241	17,587	1,654	9%
General and administrative	5,007	4,194	813	19%
Total operating expenses	24,248	21,781	2,467	11%
Loss from operations	(15,655)	(16,489)	834	(5)%
Other income (expense):
Interest income	2,528	314	2,214	705%
Interest expense	(28)	(130)	102	(78)%
Other, net	(1)	(15)	14	(93)%
Loss before taxes	(13,156)	(16,320)	3,164	(19)%
Income tax expense	—	(1,778)	1,778	(100)%
Net loss	$(13,156)	$(18,098)	$4,942	(27)%

Collaboration Revenue
The following table summarizes our collaboration revenue by partner (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(unaudited)
AbbVie	$6,748	$4,563	$2,185	48%
Horizon	1,715	587	1,128	192%
Adaptimmune	130	142	(12)	(8)%
Total collaboration revenue	$8,593	$5,292	$3,301	62%

The $3.3 million, or 62%, increase in collaboration revenue relates primarily to our AbbVie Agreement. AbbVie revenue increased by $2.2 million as our related clinical trial continued patient enrollment. Revenue recognized under the Horizon Agreement increased by $1.1 million, largely as the result of increased services rendered in connection with our two ongoing Research Programs during the 2023 period, whereas the lower revenue during the 2022 period resulted from the completion of the Existing Program and commencement of the first additional Research Program. Adaptimmune revenue relates to services rendered under the additional research program selected by Adaptimmune in June 2022, for which we completed final deliverables during the quarter ended June 30, 2023.
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
Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(unaudited)
Direct research and development expense by program:
Acazicolcept	$4,168	$2,643	$1,525	58%
Davoceticept	540	2,654	(2,114)	(80)%
Povetacicept	4,164	3,485	679	19%
Other	173	259	(86)	(33)%
Total direct research and development expense	9,045	9,041	4	—%
Indirect research and development expense by type:
Personnel-related costs	8,379	6,829	1,550	23%
Research and development supplies and services	896	786	110	14%
Allocated facility, equipment and other expenses	921	931	(10)	(1)%
Total indirect research and development expense	10,196	8,546	1,650	19%
Total research and development expense	$19,241	$17,587	$1,654	9%
Total research and development expenses increased by $1.7 million, or 9%, for the three months ended June 30, 2023 primarily due to higher indirect expenses.
Direct research and development expenses in aggregate were consistent for the three months ended June 30, 2023 and 2022. Within direct program expenses, acazicolcept costs increased by $1.5 million primarily related to study drug manufacturing, and povetacicept costs increased by $0.7 million related to clinical trial costs as we move the program into clinical studies for the treatment of autoimmune diseases. These increases were substantially offset by a $2.1 million decrease in davoceticept costs resulting from the termination and close out of our NEON-1 and NEON-2 clinical studies.
Indirect research and development expenses increased by $1.7 million, or 19%, which primarily relates to personnel-related expenses. The rise in personnel costs, which includes an increase of $0.2 million in non-cash stock-based compensation expense, was primarily due to increased headcount to support our clinical trial activities.
General and Administrative Expenses
The $0.8 million, or 19%, increase in general and administrative expenses was primarily attributable to increases of $0.5 million in personnel-related expenses, which includes $0.1 million in higher non-cash stock-based compensation expense, and $0.3 million in legal and professional services.
Interest Income
The $2.2 million increase in interest income was attributable to higher investment balances and rising yields on cash equivalents and investments.
Interest Expense
The $0.1 million decrease in interest expense was due to lower principal balances on our term loans with SVB, which we voluntarily terminated and paid off in May 2023.
Income Tax Expense
The $1.8 million income tax expense for the three months ended June 30, 2022 relates to a $1.3 million cumulative change to our foreign income tax provision and a $0.1 million reduction to our deferred tax assets as a result of a change to our transfer pricing methodology for our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD, and $0.4 million in domestic federal income tax expense resulting from the mandatory capitalization of research and development expenses beginning with the 2022 tax year.
Comparison of Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(unaudited)
Collaboration revenue	$17,980	$18,921	$(941)	(5)%
Operating expenses:
Research and development	38,822	33,898	4,924	15%
General and administrative	10,405	8,969	1,436	16%
Total operating expenses	49,227	42,867	6,360	15%
Loss from operations	(31,247)	(23,946)	(7,301)	30%
Other income (expense):
Interest income	4,946	459	4,487	978%
Interest expense	(98)	(284)	186	(65)%
Other, net	(23)	(72)	49	(68)%
Loss before taxes	(26,422)	(23,843)	(2,579)	11%
Income tax expense	—	(1,782)	1,782	(100)%
Net loss	$(26,422)	$(25,625)	$(797)	3%

Collaboration Revenue
The following table summarizes our collaboration revenue by partner (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(unaudited)
AbbVie	$12,346	$10,523	$1,823	17%
Horizon	5,170	8,256	(3,086)	(37)%
Adaptimmune	464	142	322	227%
Total collaboration revenue	$17,980	$18,921	$(941)	(5)%
The $0.9 million, or 5%, decrease in collaboration revenue relates primarily to our Horizon Agreement, partially offset by higher revenue recognized under our AbbVie and Adaptimmune Agreements. Horizon revenue for the six months ended June 30, 2023 relates to services rendered in connection with our two ongoing Research Programs, whereas the higher revenue in the 2022 period was primarily the result of the completion of the Existing Program, followed by the commencement of the first additional Research Program. AbbVie revenue increased by $1.8 million as the related clinical trial continues patient enrollment. The $0.3 million increase in Adaptimmune revenue relates to services rendered under the additional research program selected by Adaptimmune in June 2022, for which we completed final deliverables during the quarter ended June 30, 2023.
Research and Development Expenses
Our research and development expenses are summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(unaudited)
Direct research and development expense by program:
Acazicolcept	$8,191	$5,406	$2,785	52%
Davoceticept	1,959	6,081	(4,122)	(68)%
Povetacicept	7,620	6,266	1,354	22%
Other	374	343	31	9%
Total direct research and development expense	18,144	18,096	48	—%
Indirect research and development expense by type:
Personnel-related costs	17,395	12,708	4,687	37%
Research and development supplies and services	1,619	1,450	169	12%
Allocated facility, equipment and other expenses	1,664	1,644	20	1%
Total indirect research and development expense	20,678	15,802	4,876	31%
Total research and development expense	$38,822	$33,898	$4,924	15%
Total research and development expenses increased by $4.9 million, or 15%, for the six months ended June 30, 2023 primarily due to higher indirect expenses.
Direct research and development expenses in aggregate were consistent for the six months ended June 30, 2023 and 2022. Within direct program expenses, acazicolcept costs increased by $2.8 million primarily related to study drug manufacturing, and povetacicept costs increased by $1.4 million related to clinical trial costs as we move the program into clinical studies for the treatment of multiple autoimmune diseases. These increases were substantially offset by a $4.1 million decrease in davoceticept costs resulting from the termination and close out of our NEON-1 and NEON-2 clinical studies.
Indirect research and development expenses increased by $4.9 million, or 31%, which is largely due to personnel-related expenses. The rise in personnel costs, which includes an increase of $0.4 million in non-cash stock-based compensation expense, was primarily due to increased headcount to support increased clinical trial activities.

General and Administrative Expenses
The $1.4 million, or 16%, increase in general and administrative expenses was primarily attributable to increases of $0.9 million in personnel-related expenses, which includes $0.2 million in higher non-cash stock-based compensation expense, and $0.6 million in legal and professional services.
Interest Income
The $4.5 million increase in interest income was attributable to higher investment balances and rising yields on cash equivalents and investments.
Interest Expense
The $0.2 million decrease in interest expense was due to lower principal balances on our term loans with SVB, which we voluntarily terminated and paid off in May 2023.
Income Tax Expense
The $1.8 million income tax expense for the six months ended June 30, 2022 relates to a $1.3 million cumulative change to our foreign income tax provision and a $0.1 million reduction to our deferred tax assets as a result of a change to our transfer pricing methodology for our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD, and $0.4 million in domestic federal income tax expense resulting from the mandatory capitalization of research and development expenses beginning with the 2022 tax year.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreements, debt, and funds acquired upon the close of our merger with Nivalis. As of June 30, 2023, we had cash, cash equivalents, restricted cash, and investments totaling $239.6 million. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.
Equity Financing Agreements
In April 2023, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, to sell shares of our common stock through an “at the market” equity offering for aggregate sales proceeds of up to $100.0 million in gross cash proceeds. TD Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through TD Cowen under the Sales Agreement. The shares will be issued pursuant to the our shelf registration statement on Form S-3 (File No. 333-271517), which was filed with the Securities and Exchange Commission, or the SEC, on April 28, 2023 and declared effective on May 9, 2023. On May 11, 2023, we filed a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the Sales Agreement. As of June 30, 2023, we have sold 919,413 shares of common stock under the Sales Agreement for a price of $10.93 per share and received $10.0 million in gross proceeds. Financing costs of $354,000 incurred in connection with this equity offering were netted against the gross proceeds within additional-paid-in-capital on our accompanying Condensed Consolidated Balance Sheets.
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
Debt Financing Agreements
In August 2019, we entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million, or the Term Loans. Borrowings under the Loan Agreement consisted of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019; the second tranche of $5.0 million was funded in March 2020; and we did not draw down the final tranche of $5.0 million, which expired in July 2020.
In May 2023, we voluntarily repaid in full the remaining outstanding carrying value of $1.4 million under our Term Loans, which consisted of $0.8 million in principal and final payments of $0.6 million, plus prorated accrued interest. As of June 30, 2023, we had no remaining balance outstanding under our Loan Agreement with SVB.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Net cash used in operating activities	$(44,243)	$(10,620)
Net cash provided by (used in) investing activities	57,678	(31,239)
Net cash provided by (used in) financing activities	7,311	(1,670)
Net Cash Used in Operating Activities:
Net cash used in operating activities was $44.2 million during the six months ended June 30, 2023, and consisted of our net loss of $26.4 million, and a net change of $19.9 million in our operating assets and liabilities. This was partially offset by $2.1 million in net non-cash adjustments, which primarily related to stock-based compensation, amortization of premiums and discounts on our investments, and depreciation.
Net cash used in operating activities was $10.6 million during the six months ended June 30, 2022, and consisted of our net loss of $25.6 million. The net loss from operations was partially offset by a favorable net change of $9.2 million in our operating assets and liabilities, which was primarily due to the receipt of a $25.0 million upfront payment from Horizon, and $5.8 million in net non-cash adjustments, which primarily related to stock-based compensation, amortization of premiums and discounts on our investments, and depreciation.

Net Cash Provided by (Used in) Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash provided by investing activities was $57.7 million during the six months ended June 30, 2023, compared to $31.2 million cash used in investing activities during the six months ended June 30, 2022. Net investing cash flows for both periods consisted primarily of the net impact from purchases and maturities of investments, and purchases of property and equipment, primarily lab equipment to support our research and development efforts.
Net Cash Provided by (Used in) Financing Activities:
Net cash provided by financing activities was $7.3 million for the six months ended June 30, 2023 and consisted primarily of the net proceeds of $9.7 million received from sale of common stock under our Sales Agreement with TD Cowen and $1.0 million in proceeds received from the exercise of stock options. This was partially offset by $3.4 million cash used in the repayment of all outstanding principal and final fees on our Term Loans.
Net cash used in financing activities was $1.7 million for the six months ended June 30, 2022 and consisted of $2.4 million in principal payments on our debt, partially offset by $0.7 million proceeds received from the exercise of stock options.
Funding Requirements
We have incurred operating losses since inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue our research and preclinical and clinical development of our product candidates; expand the scope of our current studies for our product candidates; initiate additional preclinical, clinical or other studies for our product candidates, including under any collaboration agreements; change or add additional manufacturers or suppliers; seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical studies; seek to identify, evaluate and validate additional product candidates; acquire or in-license other product candidates and technologies; maintain, protect and expand our intellectual property portfolio; attract and retain skilled personnel; and experience any delays or encounter issues with any of the above. Additionally, we have ongoing obligations with respect to our operating lease and certain contingencies, as described below.
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
Contingencies
Certain tax credits received related to our research and development expenditures, which were recorded in previous years within other income within our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were subject to review by foreign taxing authorities. During 2022, we reached constructive agreement with the Australian Taxation Office and recorded an estimated current foreign income tax provision for the expected repayments of $1.3 million. As of June 30, 2023, accrued estimated remaining tax liabilities of $828,000, net of amounts paid in 2022, are recorded within accrued liabilities on our accompanying Condensed Consolidated Balance Sheets.
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

Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended June 30, 2023, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, in October 2022, we announced the termination of enrollment of davoceticept clinical studies (NEON-1 and NEON-2) after we were notified of a second death in the NEON-2 study, which investigated davoceticept in combination with pembrolizumab. While we continue to monitor all NEON study participants previously enrolled in the NEON studies, we are currently focused on advancing the development of povetacicept and acazicolcept; however, even with the significant investment of time and funding to advance these product candidates, we cannot guarantee that our clinical and preclinical development efforts will be successful. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective CROs or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or CROs deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated acazicolcept in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of acazicolcept in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. Our Phase 2 study in SLE has materially increased our research and development spending and we expect this increased spend will continue. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding. We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for acazicolcept pursuant to our option and license agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we had initiated our Phase 1 studies of davoceticept, but terminated enrollment in these studies in October 2022 following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study. We will have to conduct additional preclinical studies and human trials in our proposed indications of povetacicept and acazicolcept to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates.
Additionally, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees. In response to the COVID-19 public health emergency, the FDA has postponed some inspections and continues to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, has resumed prioritized domestic inspections, such as pre-approval and surveillance inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, or be unable to complete required inspections during the review period, or the review timelines could be extended, including delays or disruptions due to a resurgence of COVID-19 cases, other health outbreaks or pandemics, travel restrictions, and staffing shortages. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to COVID-19 or other pandemics and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
If we encounter delays or difficulties enrolling patients in our clinical trials and/or retention of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including supply chain disruptions, staffing shortages and other business and economic disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, as well as other disruptions resulting from the impact of public health factors, including pandemics or other health crises, business disruptions of our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until completion of treatment and adequate follow-up. The enrollment of patients depends on many factors, including:
•Inability to enroll, or delay in enrollment of, patients due to outbreaks and public health crises;
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
We face risks related to pandemics, other health epidemics and outbreaks, which could significantly disrupt our operations and/or business, including our clinical trials.
We face risks related to pandemics, other health epidemics and outbreaks, which could significantly disrupt our operations and/or business, including our clinical trials. For example, the COVID-19 pandemic had a broad adverse impact on the global economy across many industries and has resulted in significant government measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. Our business could be adversely impacted by the effects of future pandemics, other health epidemics or outbreaks, including any future resurgence of COVID-19 cases.
For example, we have experienced in the past and may experience in the future disruptions that could severely impact our business and clinical trials, including:
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
•changes in local regulations as part of a response to a pandemic, other health epidemic or outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•refusal of the FDA to accept data from clinical trials whose conduct has been affected by a pandemic, other health epidemic or outbreak, such as due to missing data.
Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from any future pandemic, other health epidemic or outbreak. For example, during the COVID-19 pandemic, FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the termination of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect.
Additionally, certain of our research and development efforts are also conducted globally. For example, the povetacicept healthy volunteer study includes investigative sites in Australia, and our Synergy trial includes investigative sites in Korea and Poland. A health epidemic or other outbreak, including a resurgence in COVID-19 cases, may materially and adversely affect our business, financial condition and results of operations. Our supply chain for raw materials, drug substance or drug product is also worldwide and, accordingly, could be subject to disruption. There may be restrictions on the export or shipment of raw materials, drug substance or drug product that could materially delay our business or clinical trials.
The extent to which pandemics, other health epidemics, or outbreaks may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In addition, another pandemic or epidemic, or other infectious diseases, including a resurgence in COVID-19 cases, could disrupt the global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. If a resurgence of COVID-19 cases, the emergence of another pandemic or epidemic, or the emergence of other infectious diseases were to occur, the volatility of the financial market may be heightened, which could adversely impact the value of our common stock.
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

Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones (of which $45.0 million was achieved in the second quarter of 2021), an additional $75.0 million if AbbVie exercises its option with respect to acazicolcept following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales. Through June 30, 2023, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
Pursuant to the AbbVie Agreement, we will conduct certain development activities under a development plan that provides for, among other things, the generation of a data package in order for AbbVie to evaluate exercising its exclusive option, including all activities reasonably necessary to complete our Phase 2 study of acazicolcept in SLE. Even if we successfully complete these activities, AbbVie may not exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize acazicolcept or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. For additional information regarding the AbbVie Agreement, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2022 titled “Business—Partnerships.”
Pursuant to the terms of the Horizon Agreement, we received an upfront payment of $25.0 million as well as an equity investment for which they paid $15.0 million. We are also eligible to receive milestone payments upon our achievement of certain preclinical, clinical and regulatory and commercialization milestones, up to an aggregate amount of $381.0 million per program, or approximately $1.5 billion in total, if all milestones are met, as well as royalties on future product sales. Pursuant to the Horizon Agreement, we will conduct certain research activities under a research program; however, even if we successfully perform our obligations under the Horizon Agreement, there is no certainty that Horizon will continue the development of any of the programs, or, if development is continued, if such programs will ultimately succeed and receive regulatory approval. Horizon will have discretion in determining and directing its efforts and resources for future development activities and, if approval is obtained, commercialization and marketing of the approved drug. As a result, there can be no assurances that we will achieve additional milestones pursuant to the Horizon Agreement. For additional information regarding the Horizon Agreement, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2022 titled “Business—Partnerships.”
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
We have established in-house recombinant protein generation capabilities for producing sufficient protein materials to enable a portion of our current preclinical studies. We rely on third-party supply and manufacturing partners to supply the materials, components, and manufacturing services for a portion of preclinical studies and also rely on such third parties for all our clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials for clinical trial supplies and our current manufacturing facilities are insufficient to supply such components and materials for all of our preclinical studies. Certain raw materials necessary for the manufacture of our therapeutic products, such as cell lines, are available from a single or limited number of source suppliers on a purchase order basis. There can be no assurance our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, of satisfactory quality or quantity, or continue to be available at acceptable prices. In particular, any replacement of our therapeutic substance manufacturer could require significant effort and expertise and could result in significant delay of our preclinical or clinical activities because there may be a limited number of qualified replacements. Even if we have sufficient quantities of drug product for planned or ongoing clinical trials, delays in trial initiation, patient enrollment or other extensions of trial timelines may result in the expiration of such drug product prior to its use in such trials and necessitate additional production runs and/or fill/finish work, which in turn could extend trial timelines. In addition, disruptions to ports and other shipping infrastructure, due, for example, to the impacts of a pandemic, such as COVID-19, may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we have not yet suffered any direct, material negative impacts from these ongoing supply chain disruptions, we cannot be certain that we will not be impacted, which could increase our costs or negatively impact our development timelines.

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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. As of June 30, 2023, we had $239.6 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents and investments will be sufficient to fund our planned level of operations, including anticipated capital expenditures, for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in September 2021, we issued in a private placement 6,489,357 shares of common stock and prefunded warrants to purchase an additional 3,191,487 shares of common stock for gross proceeds of approximately $91.0 million. In December 2021, in connection with the Horizon Agreement, we sold 951,980 shares of our common stock to Horizon for which they paid $15.0 million. In September 2022, we sold an aggregate of 15,509,282 shares of common stock in an underwritten public offering, including the partial exercise of the underwriters’ over-allotment option in October 2022, from which we received resulting net proceeds of $106.7 million after deducting underwriting discounts, commissions and offering costs. In addition, in April 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, to sell shares of our common stock, from time to time, through an “at the market” equity offering for up to $100.0 million in aggregate gross proceeds. TD Cowen will also act as our sales agent, and any shares sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271517), filed with the Securities and Exchange Commission, or the SEC, on April 28, 2023 and declared effective on May 9, 2023. On May 11, 2023, we filed a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the Sales Agreement. As of June 30, 2023, we have sold 919,413 shares of common stock under the Sales Agreement for a price of $10.93 per share and have received gross proceeds of $10.0 million. Financing costs of $354,000 incurred directly in connection with this equity offering were netted against the gross proceeds within additional-paid-in-capital on our accompanying Condensed Consolidated Balance Sheets.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune and inflammatory diseases. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the six months ended June 30, 2023, our net loss was $26.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the continued inflationary environment. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
We have limited experience in therapeutic development and very limited experience with clinical trials of therapeutic candidates. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. For example, as we continue enrollment in our Phase 2 study in SLE of acazicolcept and continue with the development of our other product candidates, we will need to hire additional personnel in clinical operations. We also must manage relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
As of June 30, 2023, we had $239.6 million in cash and cash equivalents, restricted cash, and investments; our investments primarily include highly liquid funds with a contractual maturity of each security of less than two years. We expect to continue to invest our excess cash in fixed income and other marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, enacted in December 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted in April 2020, significantly changed the U.S. Internal Revenue Code, or IRC. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. In addition, beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement to capitalize Section 174 expenditures is not modified, it may increase our effective tax rate and our cash tax liability.
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
Our net operating loss carryforwards and certain other tax attributes may be subject to limitations.
In general, under IRC Section 382 and 383, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOL carryforwards, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points (by value) over such stockholders’ lowest percentage ownership during the testing period, generally three years. We have determined that we have experienced several ownership changes in the past and, as a result, a portion of our NOL carryforwards and certain other tax attributes are subject to limitations with respect to the amounts which can be utilized annually. It is also possible that our NOL carryforwards and certain other tax attributes may be subject to additional limitations as a result of ownership changes in the future because of, among other things, shifts in our stock ownership, many of which are outside our control. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
Based on a Section 382 study that was commissioned during the fourth quarter of 2022 and concluded during the first quarter of 2023, which focused on our wholly owned operating company and subsidiary, AIS Operating Co., Inc., we believe we experienced ownership changes in 2016 and 2021. As a result of this determination, our ability to utilize research and development tax credits and NOL carryforwards created prior to September 17, 2021 has been limited. While we continue to record a full valuation allowance for our domestic tax assets and have not reduced our research and development tax credit carryforwards as of June 30, 2023, the limitations could impact our ability to use the NOL carryforwards and research and development tax credit carryforwards before expiration.
Furthermore, the 2017 merger with Nivalis Therapeutics Inc., or Nivalis, is likely considered an ownership change with respect to the potential limitation of the Nivalis federal tax credits and NOLs. As such, it is likely that any future utilization of Nivalis federal tax credits and NOLs is substantially limited. Therefore, as of December 31, 2018, all Nivalis tax credit and NOL carryforwards have been reduced to zero.
Provisions of our debt instruments may restrict our ability to pursue our business strategies.
Our term loan agreements required us, and any debt financing we may obtain in the future may require us, to comply with various covenants that limit our ability to, among other things:
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
Notifications and follow-up actions related to a security breach or incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. Any disruption or security breach or incident resulting in any loss, destruction, or alteration of, unavailability of, or damage or unauthorized access to, our data or other information that is processed or maintained on our behalf, or inappropriate disclosure of or dissemination of any such information, or if any of these were perceived or reported to have occurred, could expose us to litigation and governmental investigations, delays in further development and commercialization of our product candidates, and significant fines, penalties, or other liabilities.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of June 30, 2023, our patent portfolio consists of over 55 granted patents and over 215 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions.

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
Moreover, beginning June 1, 2023, European applications have the option, upon grant of a patent, of requesting unitary effect and, thereby, obtaining a Unitary Patent which will provide uniform patent protection in certain Member States of the European Union. These Unitary Patents would be subject to the exclusive jurisdiction of the Unified Patent Court, or UPC. Beginning June 1, 2023, the UPC also has shared jurisdiction over previously-granted European Patents and later-granted European Patents that do not opt out of this UPC jurisdiction over the next seven to fourteen years. These are significant changes in European patent practice. As the UPC is a new court system, and there is no precedent established, there will be increased uncertainty for patent litigation that occurs before the UPC. We may choose to opt out of UPC jurisdiction for current and future European Patents and decline to request unitary effect for future European Patent grants.
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
If we were to initiate legal proceedings against a third party to enforce a patent covering our technology, including therapeutic candidates and products, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements,including for example, patent ineligibility, lack of novelty, lack of written description, obviousness, or non-enablement. Recent cases, for example, including the recent United States Supreme Court decision in Amgen Inc. v. Sanofi, may impact the claim scope of biological therapeutic products, including certain of our therapeutic candidates and products. Grounds for an unenforceability assertion could be an allegation someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology, including our platform technology and therapeutic candidates and products. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology, including our platform technology and therapeutic candidates and products, if competitors design around our protected technology, including our platform technology and therapeutic candidates and products, without legally infringing our patents or other intellectual property rights.
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
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. Additionally, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.
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
In addition, in California, the California Consumer Privacy Act, or CCPA, creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA significantly modified the CCPA, creating obligations beginning on January 1, 2022, and becoming effective January 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Colorado, Utah, Virginia and Connecticut all have enacted general privacy legislation that has become, or will become, effective in 2023, Florida, Montana, Oregon, and Texas have enacted general privacy legislation that becomes effective in 2024; Tennessee and Iowa have enacted similar legislation that becomes effective in 2025 and 2026, respectively. The U.S. federal government also is contemplating federal privacy legislation. Washington also has enacted the My Health, My Data Act, which, among other things, provides for a private right of action. While certain of these laws exempt some data regulated by HIPAA and certain clinical trial data, they may increase our compliance costs and potential liability. These and other new laws that may be proposed or enacted could require us to modify our policies and practices and may increase our potential liability and adversely affect our business.
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
•the impact of pandemics, other health epidemics and outbreaks, including COVID-19, on our company or the economy generally;
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 42% of our common stock as of June 30, 2023. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. Additionally, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on November 19, 2021 and permits the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We have in the past and may again in the future sell shares of our common stock to strategic partners in connection with collaboration agreements, as we did in December 2021 in connection with our agreement with Horizon. The shares subject to outstanding options and warrants and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options and warrants. As of June 30, 2023 we had exercisable options and warrants (including prefunded warrants) to purchase 4.5 million shares and 6.9 million shares, respectively.
We also register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to any related lock-up agreements or applicable securities laws.
In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance, including any additional issuances pursuant to our “at the market” equity offering sales agreement with TD Cowen, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Warrant Exercises
On April 13, 2023, we issued 201,972 shares of our common stock, $0.001 par value per share, or the April Warrant Net Exercise Shares, to warrant holders upon their exercise of outstanding prefunded warrants to purchase an aggregate of 202,000 shares of our common stock, $0.001 par value per share, pursuant to a net exercise mechanism under the warrants. Each prefunded warrant had an exercise price of $0.001 per share. The issuances of the April Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
On May 10, 2023, we issued 34,595 shares of our common stock, $0.001 par value per share, or the May Warrant Net Exercise Shares, to warrant holders upon their exercise of outstanding prefunded warrants to purchase an aggregate of 34,600 shares of our common stock, $0.001 par value per share, pursuant to a net exercise mechanism under the warrants. Each prefunded warrant had an exercise price of $0.001 per share. The issuances of the May Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	001-37449	3.1	June 14, 2023

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37449	3.1	January 26, 2023

10.1	Sales Agreement, dated as of April 28, 2023, between Alpine Immune Sciences, Inc. and Cowen and Company, LLC.	S-3	333-271517	1.2	April 28, 2023

10.2+	Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Remy Durand M.D., Ph.D.	10-Q	001-37449	10.2	May 11, 2023

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+	Indicates a management contract or a compensatory plan, contract or arrangement.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Alpine Immune Sciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date:	August 14, 2023	By:	/s/ Mitchell H. Gold, M.D.
		Name:	Mitchell H. Gold, M.D.
		Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date:	August 14, 2023	By:	/s/ Paul Rickey
		Name:	Paul Rickey
		Title:	Senior Vice President and Chief Financial Officer