Form 10-Q
period 2023-09-30
ALPINE IMMUNE SCIENCES, INC.
filed 2023-11-14
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2023, the registrant had 58,097,961 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
•If we encounter delays or difficulties enrolling patients in our clinical trials and/or retention of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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
•Our officers and directors, and their respective affiliates, have a significant influence over our business affairs and may make business decisions with which stockholders disagree and which may adversely affect the value of their investment.
Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,981	$13,376
Short-term investments	174,472	224,265
Accounts receivable	219	392
Prepaid expenses and other current assets	3,743	2,960
Total current assets	197,415	240,993
Restricted cash, noncurrent	254	254
Property and equipment, net	1,533	1,584
Operating lease, right-of-use asset	7,697	8,219
Long-term investments	33,502	35,481
Deferred tax asset	146	155
Total assets	$240,547	$286,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,068	$4,286
Accrued liabilities	17,788	14,003
Deferred revenue, current	30,092	35,571
Operating lease liability, current	870	756
Current portion of long-term debt	—	3,380
Total current liabilities	51,818	57,996
Deferred revenue, noncurrent	17,812	39,185
Operating lease liability, noncurrent	9,286	10,085
Total liabilities	78,916	107,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 49,274,160 shares issued and outstanding at September 30, 2023; 47,234,900 shares issued and 45,984,433 shares outstanding at December 31, 2022	49	46
Treasury stock, at cost; zero and 1,250,467 shares at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	424,227	404,456
Accumulated other comprehensive loss	(540)	(1,121)
Accumulated deficit	(262,105)	(223,961)
Total stockholders’ equity	161,631	179,420
Total liabilities and stockholders’ equity	$240,547	$286,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)
Collaboration revenue	$10,043	$8,367	$28,023	$27,288
Operating expenses:
Research and development	19,150	17,589	57,972	51,487
General and administrative	5,443	4,610	15,848	13,579
Total operating expenses	24,593	22,199	73,820	65,066
Loss from operations	(14,550)	(13,832)	(45,797)	(37,778)
Other income (expense):
Interest income	2,891	664	7,837	1,123
Interest expense	—	(105)	(98)	(389)
Other, net	(63)	—	(86)	(72)
Loss before taxes	(11,722)	(13,273)	(38,144)	(37,116)
Income tax expense	—	—	—	(1,782)
Net loss	$(11,722)	$(13,273)	$(38,144)	$(38,898)
Comprehensive income (loss):
Unrealized gain (loss) on investments	170	(307)	677	(1,385)
Unrealized (loss) gain on foreign currency translation	(60)	7	(96)	(11)
Comprehensive loss	$(11,612)	$(13,573)	$(37,563)	$(40,294)
Weighted-average shares used to compute basic and diluted net loss per share	49,222,344	31,574,358	48,286,203	31,559,886
Basic and diluted net loss per share	$(0.24)	$(0.42)	$(0.79)	$(1.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Shares		Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock	Treasury
Balance, December 31, 2022	45,984,433	1,250,467	$46	$404,456	$(1,121)	$(223,961)	$179,420
Stock-based compensation	—	—	—	2,552	—	—	2,552
Issuance of common stock under equity incentive plans	65,039	—	—	113	—	—	113
Exercise of warrants	1,708,535	—	2	(2)	—	—	—
Adjustments to offering costs	—	—	—	10	—	—	10
Unrealized gain on investments	—	—	—	—	745	—	745
Unrealized loss on foreign currency translation	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(13,266)	(13,266)
Balance, March 31, 2023	47,758,007	1,250,467	48	407,129	(407)	(237,227)	169,543
Stock-based compensation	—	—	—	2,621	—	—	2,621
Issuance of common stock under equity incentive plans	210,653	—	—	928	—	—	928
Exercise of warrants	236,567	—	—	—	—	—	—
Issuance of common stock under at the market offering, net of issuance costs	919,413	—	1	9,694	—	—	9,695
Retirement of treasury stock	—	(1,250,467)	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	(238)	—	(238)
Unrealized loss on foreign currency translation	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	(13,156)	(13,156)
Balance, June 30, 2023	49,124,640	—	49	420,372	(650)	(250,383)	169,388
Stock-based compensation	—	—	—	2,654	—	—	2,654
Issuance of common stock under equity incentive plans	149,520	—	—	1,202	—	—	1,202
Adjustments to offering costs	—	—	—	(1)	—	—	(1)
Unrealized gain on investments	—	—	—	—	170	—	170
Unrealized loss on foreign currency translation	—	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	—	(11,722)	(11,722)
Balance, September 30, 2023	49,274,160	—	$49	$424,227	$(540)	$(262,105)	$161,631

Balance, December 31, 2021	30,194,279	1,250,467	$30	$287,345	$(273)	$(166,199)	$120,903
Stock-based compensation	—	—	—	2,289	—	—	2,289
Issuance of common stock under equity incentive plans	100,155	—	—	550	—	—	550
Unrealized loss on investments	—	—	—	—	(774)	—	(774)
Unrealized loss on foreign currency translation	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	(7,527)	(7,527)
Balance, March 31, 2022	30,294,434	1,250,467	30	290,184	(1,061)	(173,726)	115,427
Stock-based compensation	—	—	—	2,335	—	—	2,335
Issuance of common stock under equity incentive plans	41,728	—	—	180	—	—	180
Unrealized loss on investments	—	—	—	—	(304)	—	(304)
Unrealized loss on foreign currency translation	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(18,098)	(18,098)
Balance, June 30, 2022	30,336,162	1,250,467	30	292,699	(1,369)	(191,824)	99,536
Stock-based compensation	—	—	—	2,555	—	—	2,555
Issuance of common stock under equity incentive plans	68,989	—	—	12	—	—	12
Unrealized loss on investments	—	—	—	—	(307)	—	(307)
Unrealized gain on foreign currency translation	—	—	—	—	7	—	7
Issuance of common stock in public offering, net of financing costs	13,606,000	—	14	93,465	—	—	93,479
Net loss	—	—	—	—	—	(13,273)	(13,273)
Balance, September 30, 2022	44,011,151	1,250,467	$44	$388,731	$(1,669)	$(205,097)	$182,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Operating activities
Net loss	$(38,144)	$(38,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,827	7,179
Amortization of premium/discount on investments	(5,490)	634
Depreciation expense	428	452
Non-cash interest expense	45	145
Realized gain on investments	(33)	—
Loss on sale of property and equipment	11	68
Deferred income tax	—	113
Changes in operating assets and liabilities:
Accounts receivable	168	24,618
Prepaid expenses and other current assets	(327)	858
Operating lease, right-of-use asset	522	456
Accounts payable and accrued liabilities	2,490	3,577
Deferred revenue	(26,852)	(25,590)
Operating lease liability	(686)	(580)
Net cash used in operating activities	(60,041)	(26,968)
Investing activities
Purchases of property and equipment	(373)	(296)
Purchase of investments	(189,259)	(120,335)
Maturities of investments	246,775	115,182
Net cash provided by (used in) investing activities	57,143	(5,449)
Financing activities
Proceeds from sale of common stock, net of offering costs	9,694	94,004
Repayment of debt	(3,425)	(3,600)
Proceeds from exercise of stock options	2,243	742
Net cash provided by financing activities	8,512	91,146
Effect of exchange rate on cash and cash equivalents	(9)	(11)
Net increase in cash and cash equivalents and restricted cash	5,605	58,718
Cash and cash equivalents and restricted cash, beginning of period	13,630	68,161
Cash and cash equivalents and restricted cash, end of period	$19,235	$126,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited)

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
The accompanying condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023. The results of our operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.
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
Restricted cash represents cash reserved under our letter of credit, which serves as a security deposit for our operating lease to rent office and laboratory space in Seattle, Washington.
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
The net loss per share for the three and nine months ended September 30, 2023 reflects the issuance of 15,509,282 shares of common stock sold in our underwritten public offering in September 2022, including the subsequent partial exercise of the underwriters’ over-allotment option in October 2022. The increase in the number of shares outstanding impacts the comparability of our net loss per share for each period.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, is the same as basic net loss per share for the periods presented.

	September 30,
	2023	2022
	(unaudited)
Warrants to purchase common stock	6,893,321	8,838,694
Stock options and restricted stock units outstanding	8,441,929	7,327,631
Total	15,335,250	16,166,325

4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	September 30, 2023
	(unaudited)
Assets:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Money market funds	$16,670	$—	$—	$16,670
U.S. treasury bills	97,168	1	(193)	96,976
U.S. agency securities	35,168	—	(215)	34,953
Corporate debt securities and commercial paper	76,100	—	(55)	76,045
Total	$225,106	$1	$(463)	$224,644

Classified as:
Cash equivalents				$16,670
Short-term investments				174,472
Long-term investments				33,502
Total				$224,644

	December 31, 2022
Assets:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Money market funds	$11,004	$—	$—	$11,004
U.S. treasury bills	113,964	5	(721)	113,248
U.S. agency securities	10,921	5	(11)	10,915
Non-U.S. government securities	6,060	—	(22)	6,038
Corporate debt securities and commercial paper	129,940	4	(399)	129,545
Total	$271,889	$14	$(1,153)	$270,750

Classified as:
Cash equivalents				$11,004
Short-term investments				224,265
Long-term investments				35,481
Total				$270,750
All investments held as of September 30, 2023 and December 31, 2022 were classified as available-for-sale debt securities and consist of highly liquid funds with high credit ratings that, on their date of purchase, had a contractual maturity of two years or less. Realized gains on investments were zero and $33,000 for the three and nine months ended September 30, 2023, respectively, and zero for the three and nine months ended September 30, 2022. There were no realized losses on investments for the three and nine months ended September 30, 2023 and 2022.

For investments in an unrealized loss position as of the respective balance sheet dates, the following table summarizes the fair value and gross unrealized losses by category, disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2023
	(unaudited)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury bills	$54,412	$(115)	$13,898	$(78)	$68,310	$(193)
U.S. agency securities	34,953	(215)	—	—	34,953	(215)
Corporate debt securities and commercial paper	19,440	(55)	—	—	19,440	(55)
Total	$108,805	$(385)	$13,898	$(78)	$122,703	$(463)

	December 31, 2022
	(unaudited)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury bills	$82,694	$(368)	$17,648	$(353)	$100,342	$(721)
U.S. agency securities	7,552	(11)	—	—	7,552	(11)
Non-U.S. government securities	3,012	(16)	3,026	(6)	6,038	(22)
Corporate debt securities and commercial paper	27,839	(195)	22,171	(204)	50,010	(399)
Total	$121,097	$(590)	$42,845	$(563)	$163,942	$(1,153)
Unrealized gains and losses on investments were primarily due to changes in interest rates. We have evaluated our investments that are in an unrealized loss position and believe it is more likely than not that we will hold these investments until maturity and will recover the amortized cost basis of these investments.
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

As of September 30, 2023 and December 31, 2022, cash of $2.3 million and $2.4 million, respectively, is excluded from the fair value table below. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$16,670	$—	$—	$16,670
U.S. treasury bills	96,976	—	—	96,976
U.S. agency securities	—	34,953	—	34,953
Corporate debt securities and commercial paper	—	76,045	—	76,045
Total	$113,646	$110,998	$—	$224,644

	December 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$11,004	$—	$—	$11,004
U.S. treasury bills	113,248	—	—	113,248
U.S. agency securities	—	10,915	—	10,915
Non-U.S. government securities	—	6,038	—	6,038
Corporate debt securities and commercial paper	—	129,545	—	129,545
Total	$124,252	$146,498	$—	$270,750
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
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Prepaid research and development	$2,193	$1,881
Prepaid insurance	573	368
Prepaid other	318	394
Other receivables	659	317
Prepaid expenses and other current assets	$3,743	$2,960

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Research and development services	$12,041	$7,657
Employee compensation	4,263	4,110
Accrued taxes	803	1,847
Legal and professional fees	593	334
Accrued other	88	55
Accrued liabilities	$17,788	$14,003

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
In May 2023, we voluntarily repaid in full the remaining outstanding carrying value of $1.4 million of our Term Loans, which consisted of $800,000 in principal and final payments of $625,000, plus prorated accrued interest. In connection with the debt payoff, we wrote-off the remaining unamortized debt discount. As of September 30, 2023, we had no remaining balance outstanding under our Loan Agreement with SVB.
8. Contingencies
Certain tax credits received related to our research and development expenditures, which were recorded in previous years within other income within our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were subject to review by foreign taxing authorities. During 2022, we reached constructive agreement with the Australian Taxation Office and recorded an estimated current foreign income tax provision for the expected repayments of $1.3 million. As of September 30, 2023, accrued estimated remaining tax liabilities of $801,000, net of amounts paid in 2022, are recorded within accrued liabilities on our accompanying Condensed Consolidated Balance Sheets.
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
Under the terms of the agreements, Horizon also paid us a non-refundable upfront payment of $25.0 million in the first quarter of 2022. In addition, we are eligible to receive up to $381.0 million per program, or up to approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones. Furthermore, we are eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on global net sales. In addition to proceeds from the non-refundable upfront payment, we have recognized $1.9 million from research and development support provided by us through September 30, 2023.
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
Through September 30, 2023, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. In addition, through June 2023 we have received and recognized as revenue $2.1 million in research support payments received in connection with research services completed by us. We furthermore are eligible for additional one-time payments and downstream development and commercialization milestones of up to $288.0 million, if respective pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
For revenue recognition purposes, licensing and research support fees paid in advance under the agreement were recorded as deferred revenue and recognized to revenue based on employee hours contributed to each performance obligation. Upon completion of final deliverables under the Adaptimmune Agreement, we recognized the remaining deferred revenue in June 2023.

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

	September 30, 2023	December 31, 2022
	(unaudited)
Contract Assets	$219	$392
Contract Liabilities	$47,904	$74,756
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
Collaboration revenue recognized in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), disaggregated by customer, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)
AbbVie	$5,272	$6,632	$17,618	$17,155
Horizon	4,771	1,279	9,941	9,535
Adaptimmune	—	456	464	598
Total collaboration revenue	$10,043	$8,367	$28,023	$27,288
Revenue recognized during the period that was included in the opening contract liability balance was $26.9 million and $26.3 million for the nine months ended September 30, 2023 and 2022, respectively.
10. Stockholders’ Equity
Securities Offering
In April 2023, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) to sell shares of our common stock, from time to time, through an “at the market” equity offering for up to $100.0 million in aggregate gross proceeds. TD Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales proceeds from shares sold through TD Cowen under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271517), which was filed with the SEC on April 28, 2023 and declared effective on May 9, 2023. On May 11, 2023, we filed a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the Sales Agreement. As of September 30, 2023, we have sold 919,413 shares of common stock under the Sales Agreement for a price of $10.93 per share. The associated gross proceeds of $10.0 million were recorded net of directly related financing costs of $355,000 within additional-paid-in-capital on our accompanying Condensed Consolidated Balance Sheets.
In November 2023, we sold 8,800,000 shares of our common stock and 3,200,000 pre-funded warrants to purchase shares of our common stock in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3 (File No. 333-271517), resulting in net proceeds of $140.5 million to us, after deducting underwriting discounts and commissions, and $0.5 million in estimated offering costs.

Treasury Shares
In June 2023, we retired 1,250,467 shares of treasury stock, and returned the shares of common stock to the status of authorized but unissued shares.
Warrants
During the nine months ended September 30, 2023, we issued 1,945,102 shares of common stock in connection with the exercise of certain prefunded warrants.
Equity Incentive Plans
On January 1, 2023, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 1,500,000 additional shares were automatically added to the shares authorized under the 2018 Plan.
During the nine months ended September 30, 2023, we issued stock option grants totaling 2,358,347 shares with a weighted average exercise price of $8.78 per share under our 2018 Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)
Research and development	$1,555	$1,558	$4,567	$4,212
General and administrative	1,099	997	3,260	2,967
Total stock-based compensation expense	$2,654	$2,555	$7,827	$7,179
11. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 0% and 4.8% for the nine months ended September 30, 2023 and 2022, respectively.
Our effective tax rate of 4.8% for the nine months ended September 30, 2022 was primarily due to the recognition of current foreign tax liabilities of $1.3 million as a result of a cumulative change to our income tax provision and a $0.1 million reduction to our deferred tax assets as a result of a change to our transfer pricing methodology for the activities of our wholly owned subsidiary, Alpine Immune Sciences Australia PTY, LTD, and $0.4 million in domestic federal income tax expense resulting from the mandatory capitalization of research and development expenses beginning with the 2022 tax year.
The differences between the effective tax rates of 0% and 4.8% and the U.S. federal statutory rate of 21% for the nine months ended September 30, 2023 and 2022, respectively, were primarily due to recognizing a full valuation allowance on deferred tax assets, and partial valuation allowance on our foreign deferred tax assets, tax expense resulting from the acceptance of a voluntary disclosure agreement with the Australian Taxation Office, and tax benefits relating to research and development tax credits.
As of September 30, 2023, we determined that, based on an evaluation of our sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and, therefore, we continued to record a full domestic valuation allowance. As of September 30, 2023, we determined that it was more likely than not that only a portion of our foreign deferred tax assets would be realized and have recorded a partial foreign valuation allowance. We did not record significant current tax liabilities or expense during the nine months ended September 30, 2023.

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “believe,” “may,” “will,” “seek,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:
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
•our ability to gain regulatory approval and advance povetacicept directly into a pivotal trial in IgAN in the second half of 2024;
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
These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — Risk Factors, and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise any forward-looking statements in light of future developments, except as required by law.

In addition, statements that include “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Autoimmune and Inflammatory Diseases
Povetacicept (ALPN-303)
ALPN-303, or povetacicept, is a dual antagonist of the B cell activating factor, or BAFF, and a proliferation inducing ligand, or APRIL, cytokines, which play key roles in the pathogenesis of multiple autoimmune diseases via their roles in the activation, differentiation and/or survival of B cells, particularly antibody-secreting cells, as well as T cells and innate immune cells. Based upon an engineered transmembrane activator and CAML interactor, or TACI, domain, povetacicept has exhibited greater potency in preclinical studies versus wild-type TACI-based comparators, as well as other inhibitors of BAFF and/or APRIL alone and B cell depletion. In addition, povetacicept has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. In a randomized, placebo-controlled, first-in-human, Phase 1 study in adult healthy volunteers (NCT05034484), povetacicept was well tolerated at doses up to 960 mg, with dose-dependent pharmacokinetics and reductions in circulating immunoglobulins and antibody-secreting cells, which we believe supports the use of a once every four-week dose regimen for subsequent studies and enables a broad development plan across multiple indications. Povetacicept is in development for multiple autoimmune diseases, including IgA nephropathy, or IgAN, and other autoimmune kidney diseases, systemic lupus erythematosus, or SLE, and autoimmune cytopenias.
We are currently evaluating povetacicept in our RUBY-3 and RUBY-4 studies. RUBY-3 is a multiple ascending dose, multi-cohort, open label, phase 1b/2a study of povetacicept in autoimmune glomerulonephritis, where povetacicept is being administered subcutaneously once every four-weeks for up to 48 weeks. Key endpoints include proteinuria, estimated glomerular filtration rate, or eGFR, renal response, and disease-related autoantibodies. RUBY-4 is a multi-cohort, open label phase 1b/2a study of povetacicept in immune thrombocytopenia, autoimmune hemolytic anemia, and cold agglutinin disease, where povetacicept is being administered subcutaneously once every four-weeks for up to 48 weeks. Key endpoints include respective blood cell counts, including durable responses, as well as disease-related autoantibodies. We anticipate initial data from RUBY-4 during the first half of 2024.
Initial clinical data from RUBY-3 presented in a late-breaking poster session at the American Society of Nephrology, or ASN, Kidney Week 2023 demonstrate that low-dose povetacicept at 80 mg administered once every four weeks has been well tolerated and in IgAN demonstrates highly encouraging improvements in urine protein-creatinine ratio, or UPCR, and disease biomarkers, with early evidence suggesting potential for disease remission, as defined as UPCR < 0.5 g/g and ≥ 50% reduction in UPCR from baseline with stable renal function (≤ 25% reduction in eGFR, or estimated glomerular filtration rate, from baseline). Based on these data, we intend to engage with the Food and Drug Administration, or FDA, to seek to begin a pivotal phase 3 IgAN study in the second half of 2024. In addition, we plan to initiate RUBY-2, a phase 2 study of povetacicept in SLE. We anticipate initial data from the high dose cohort (240 mg, administered once every 4 weeks) in the first half of 2024.

Acazicolcept (ALPN-101)
ALPN-101, or acazicolcept, is a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and are currently evaluating acazicolcept in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an Option and License Agreement with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through September 30, 2023, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the Option and License Agreement with AbbVie, or the AbbVie Agreement.
In December 2021, we entered into a license and collaboration agreement, or the Horizon Agreement, with Horizon Therapeutics Ireland DAC, or Horizon (acquired by Amgen Inc. in October 2023), which grants Horizon an exclusive license for the development, manufacture and commercialization of one of our existing preclinical biologic therapeutic programs, or the Existing Program, and up to three additional autoimmune and inflammatory disease programs for other designated biological targets, or the Research Programs, generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds. Under the terms of the Horizon Agreement, Horizon made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25% premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or approximately $1.5 billion in total, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales.
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
Operations
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through public offerings of common stock and warrants, private placement sales of common stock, warrants and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through September 30, 2023, excluding amounts borrowed through debt financing, we have raised an aggregate of approximately $537.7 million to fund operations, of which $302.0 million was from the sale of common stock and warrants, $142.4 million from license and collaboration agreements, $49.2 million from the sale of convertible preferred stock, and $44.1 million in the form of cash, cash equivalents, and marketable securities acquired through the merger with Nivalis. As of September 30, 2023, we had cash, cash equivalents, restricted cash, and investments totaling $227.2 million, which excludes $140.5 million in estimated net proceeds from our underwritten public offering completed in November 2023.
Our net loss was $11.7 million and $13.3 million for the three months ended, and $38.1 million and $38.9 million for the nine months ended September 30, 2023 and 2022, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
Through September 30, 2023, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee received upon Adaptimmune’s selection of an additional research program in June 2022. In addition, through June 2023, we have received and recognized as revenue $2.1 million in research support payments received in connection with research services completed by us. We furthermore are eligible for additional one-time payments and downstream development and commercialization milestones of up to $288.0 million, if respective pre-specified milestones for each program are achieved. We are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
For revenue recognition purposes, licensing and research support fees paid in advance under the agreement were recorded as deferred revenue and recognized to revenue based on employee hours contributed to each performance obligation. Upon completion of final deliverables under the Adaptimmune Agreement, we recognized the remaining deferred revenue in June 2023.
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
We expect our direct and indirect research and development expenses to increase for the foreseeable future as we continue to develop our platform and product candidates. We remain focused on using our resources to further advance povetacicept’s broad development plan. We expect the investment in this program, including a potential phase 2 study in SLE, and a potential pivotal phase 3 study in IgAN, in addition to open label basket studies in glomerulonephritis and autoimmune cytopenias, to more than offset the significant decrease in previously planned costs to support davoceticept as a result of the voluntary termination of enrollment of davoceticept clinical studies as announced by us in October 2022.
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
Interest Expense
Interest expense consists of interest associated with our term loans with Silicon Valley Bank, or SVB, and the amortization of the related debt discount. In May 2023, we voluntarily repaid in full the remaining outstanding carrying value of our term loans, and wrote-off the remaining unamortized debt discount.
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
Our significant accounting policies are more fully described in Note 2 of the accompanying condensed consolidated financial statements and in Note 2 to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant or material changes in our significant accounting policies during the nine months ended September 30, 2023, as compared to those disclosed in our Annual Report.

Results of Operations
Comparison of Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(unaudited)
Collaboration revenue	$10,043	$8,367	$1,676	20%
Operating expenses:
Research and development	19,150	17,589	1,561	9%
General and administrative	5,443	4,610	833	18%
Total operating expenses	24,593	22,199	2,394	11%
Loss from operations	(14,550)	(13,832)	(718)	5%
Other income (expense):
Interest income	2,891	664	2,227	335%
Interest expense	—	(105)	105	(100)%
Other, net	(63)	—	(63)	NM
Net loss	$(11,722)	$(13,273)	$1,551	(12)%
NM: No amount in comparable period or not a meaningful comparison.

Collaboration Revenue
The following table summarizes our collaboration revenue by partner (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(unaudited)
AbbVie	$5,272	$6,632	$(1,360)	(21)%
Horizon	4,771	1,279	3,492	273%
Adaptimmune	—	456	(456)	(100)%
Total collaboration revenue	$10,043	$8,367	$1,676	20%
The $1.7 million, or 20%, increase in collaboration revenue relates primarily to our Horizon Agreement. Revenue recognized under the Horizon Agreement increased by $3.5 million, largely as the result of our two ongoing Research Programs nearing completion during the 2023 period, whereas the lower revenue during the 2022 period resulted from services rendered in connection with only the first Research Program. AbbVie revenue decreased by $1.4 million primarily due to lower contributed employee hours. Adaptimmune revenue decreased as all services related to the additional research program selected by Adaptimmune in June 2022 were completed by June 2023.
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
Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(unaudited)
Direct research and development expense by program:
Acazicolcept	$2,737	$2,711	$26	1%
Davoceticept	(374)	2,354	(2,728)	(116)%
Povetacicept	6,046	2,665	3,381	127%
Other	454	299	155	52%
Total direct research and development expense	8,863	8,029	834	10%
Indirect research and development expense by type:
Personnel-related costs	8,525	8,011	514	6%
Research and development supplies and services	763	655	108	16%
Allocated facility, equipment and other expenses	999	894	105	12%
Total indirect research and development expense	10,287	9,560	727	8%
Total research and development expense	$19,150	$17,589	$1,561	9%
Total research and development expenses increased by $1.6 million, or 9%, for the three months ended September 30, 2023 as compared to the same period in 2022.
Direct research and development expenses increased by $0.8 million, or 10%, for the three months ended September 30, 2023 as compared to the same period in 2022. Within direct program expenses, povetacicept costs increased by $3.4 million related to process development, manufacturing and higher clinical trial costs. This increase was partially offset by a $2.7 million decrease in davoceticept costs due to the voluntary termination of enrollment of our davoceticept clinical studies in October 2022, which includes favorable supplier contract adjustments recognized upon contract termination and vendor billing reconciliations in 2023. Acazicolcept costs remained consistent as the study continues patient enrollment.

Indirect research and development expenses increased by $0.7 million, or 8%, which primarily relates to higher personnel-related expenses.
General and Administrative Expenses
The $0.8 million, or 18%, increase in general and administrative expenses was primarily attributable to a $0.6 million increase in personnel-related expenses, which includes $0.1 million in higher non-cash stock-based compensation expense, and $0.2 million in legal and professional services.
Interest Income
The $2.2 million increase in interest income was primarily attributable to rising yields on cash equivalents and investments, and a higher average investments balance during 2023.
Interest Expense
The $0.1 million decrease in interest expense was due to the voluntary early payoff of our term loans with SVB, which occurred in May 2023.
Comparison of Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
	(unaudited)
Collaboration revenue	$28,023	$27,288	$735	3%
Operating expenses:
Research and development	57,972	51,487	6,485	13%
General and administrative	15,848	13,579	2,269	17%
Total operating expenses	73,820	65,066	8,754	13%
Loss from operations	(45,797)	(37,778)	(8,019)	21%
Other income (expense):
Interest income	7,837	1,123	6,714	598%
Interest expense	(98)	(389)	291	(75)%
Other, net	(86)	(72)	(14)	19%
Loss before taxes	(38,144)	(37,116)	(1,028)	3%
Income tax expense	—	(1,782)	1,782	(100)%
Net loss	$(38,144)	$(38,898)	$754	(2)%

Collaboration Revenue
The following table summarizes our collaboration revenue by partner (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(unaudited)
AbbVie	$17,618	$17,155	$463	3%
Horizon	9,941	9,535	406	4%
Adaptimmune	464	598	(134)	(22)%
Total collaboration revenue	$28,023	$27,288	$735	3%
The $0.7 million, or 3%, increase in collaboration revenue relates to our AbbVie and Horizon Agreements, partially offset by lower revenue recognized under our Adaptimmune Agreement. AbbVie revenue increased by $0.5 million as the related clinical trial continues patient enrollment. Horizon revenue for the nine months ended September 30, 2023 relates to services rendered in connection with our two ongoing Research Programs, whereas the lower revenue in the 2022 period was primarily the result of the completion of the Existing Program, followed by the commencement of the first additional Research Program. Adaptimmune revenue decreased by $0.1 million as all services related to the additional research program selected by Adaptimmune in June 2022 were completed by June of 2023.
Research and Development Expenses
Our research and development expenses are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(unaudited)
Direct research and development expense by program:
Acazicolcept	$10,928	$8,117	$2,811	35%
Davoceticept	1,585	8,435	(6,850)	(81)%
Povetacicept	13,666	8,931	4,735	53%
Other	828	642	186	29%
Total direct research and development expense	27,007	26,125	882	3%
Indirect research and development expense by type:
Personnel-related costs	25,920	20,719	5,201	25%
Research and development supplies and services	2,382	2,105	277	13%
Allocated facility, equipment and other expenses	2,663	2,538	125	5%
Total indirect research and development expense	30,965	25,362	5,603	22%
Total research and development expense	$57,972	$51,487	$6,485	13%
Total research and development expenses increased by $6.5 million, or 13%, for the nine months ended September 30, 2023 primarily due to higher indirect expenses.
Direct research and development expenses increased by $0.9 million, or 3%, for the nine months ended September 30, 2023 as compared to the same period in 2022. Within direct program expenses, povetacicept costs increased by $4.7 million related to process development, manufacturing and higher clinical trial costs. Additionally, acazicolcept costs increased by $2.8 million primarily related to process development and manufacturing costs. These increases were substantially offset by a $6.9 million decrease in davoceticept costs resulting from the termination and close out of our NEON-1 and NEON-2 clinical studies.
Indirect research and development expenses increased by $5.6 million, or 22%, which is largely due to personnel-related expenses. The rise in personnel costs, which includes an increase of $0.4 million in non-cash stock-based compensation expense, was primarily due to increased headcount to support increased clinical trial activities.

General and Administrative Expenses
The $2.3 million, or 17%, increase in general and administrative expenses was primarily attributable to increases of $1.5 million in personnel-related expenses, which includes $0.3 million in higher non-cash stock-based compensation expense, and $0.8 million in legal and professional services.
Interest Income
The $6.7 million increase in interest income was primarily attributable to rising yields on cash equivalents and investments and a higher average invested balance during 2023.
Interest Expense
The $0.3 million decrease in interest expense was due to a lower average outstanding principal balances on our term loans with SVB, which we voluntarily terminated and paid off in May 2023.
Income Tax Expense
The $1.8 million income tax expense for the nine months ended September 30, 2022 relates to a $1.3 million cumulative change to our foreign income tax provision and a $0.1 million reduction to our deferred tax assets as a result of a change to our transfer pricing methodology for our wholly owned subsidiary, Alpine Immune Sciences Australia PTY LTD, and $0.4 million in domestic federal income tax expense resulting from the mandatory capitalization of research and development expenses beginning with the 2022 tax year.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreements, debt, and funds acquired upon the close of our merger with Nivalis. As of September 30, 2023, we had cash, cash equivalents, restricted cash, and investments totaling $227.2 million. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.
Equity Financing Agreements
In November 2023, we sold 8,800,000 shares of our common stock and 3,200,000 pre-funded warrants to purchase shares of our common stock in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3 (File No. 333-271517), resulting in net proceeds of $140.5 million to us, after deducting underwriting discounts and commissions, and $0.5 million in estimated offering costs.
In April 2023, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, to sell shares of our common stock through an “at the market” equity offering for aggregate sales proceeds of up to $100.0 million in gross cash proceeds. TD Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through TD Cowen under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271517), which was filed with the Securities and Exchange Commission, or the SEC, on April 28, 2023 and declared effective on May 9, 2023. On May 11, 2023, we filed a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the Sales Agreement. As of September 30, 2023, we have sold 919,413 shares of common stock under the Sales Agreement for a price of $10.93 per share and received $10.0 million in gross proceeds. Financing costs of $355,000 incurred in connection with this equity offering were netted against the gross proceeds within additional-paid-in-capital on our accompanying Condensed Consolidated Balance Sheets.
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
Debt Financing Agreements
In August 2019, we entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement, with SVB pursuant to which SVB agreed to extend term loans to us with an aggregate principal amount of up to $15.0 million, or the Term Loans. Borrowings under the Loan Agreement consisted of up to three separate tranches. The initial tranche of $5.0 million was funded in August 2019; the second tranche of $5.0 million was funded in March 2020; and we did not draw down the final tranche of $5.0 million, which expired in July 2020.
In May 2023, we voluntarily repaid in full the remaining outstanding carrying value of $1.4 million under our Term Loans, which consisted of $0.8 million in principal and final payments of $0.6 million, plus prorated accrued interest. As of September 30, 2023, we had no remaining balance outstanding under our Loan Agreement with SVB.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Net cash used in operating activities	$(60,041)	$(26,968)
Net cash provided by (used in) investing activities	57,143	(5,449)
Net cash provided by financing activities	8,512	91,146
Net Cash Used in Operating Activities:
Net cash used in operating activities was $60.0 million during the nine months ended September 30, 2023, and consisted of our net loss of $38.1 million, and a net change of $24.7 million in our operating assets and liabilities. This was partially offset by $2.8 million in net non-cash adjustments, which primarily related to stock-based compensation, amortization of premiums and discounts on our investments, and depreciation.
Net cash used in operating activities was $27.0 million during the nine months ended September 30, 2022, and consisted of our net loss of $38.9 million. The net loss from operations was partially offset by a favorable net change of $3.3 million in our operating assets and liabilities, which was primarily due to the receipt of a $25.0 million upfront payment from Horizon, and $8.6 million in net non-cash adjustments, which primarily related to stock-based compensation, amortization of premiums and discounts on our investments, and depreciation.
Net Cash Provided by (Used in) Investing Activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash provided by investing activities was $57.1 million during the nine months ended September 30, 2023, compared to $5.4 million cash used in investing activities during the nine months ended September 30, 2022. Net investing cash flows for both periods consisted primarily of the net impact from purchases and maturities of investments, and purchases of property and equipment, primarily lab equipment to support our research and development efforts.
Net Cash Provided by Financing Activities:
Net cash provided by financing activities was $8.5 million for the nine months ended September 30, 2023 and consisted primarily of the net proceeds of $9.7 million received from sale of common stock under our Sales Agreement with TD Cowen and $2.2 million in proceeds from exercises of stock options. This was partially offset by $3.4 million in cash used in the repayment of all outstanding principal and final fees on our Term Loans.

Net cash provided by financing activities was $91.1 million for the nine months ended September 30, 2022 and consisted primarily of cash proceeds of $94.0 million, net of underwriting fees and commissions, from the sale of 13,606,000 shares of our common stock in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107), and $0.7 million in proceeds from exercises of stock options. These increases were partially offset by $3.6 million in principal payments on our debt.
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
Contingencies
Certain tax credits received related to our research and development expenditures, which were recorded in previous years within other income within our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were subject to review by foreign taxing authorities. During 2022, we reached constructive agreement with the Australian Taxation Office and recorded an estimated current foreign income tax provision for the expected repayments of $1.3 million. As of September 30, 2023, accrued estimated remaining tax liabilities of $801,000, net of amounts paid in 2022, are recorded within accrued liabilities on our accompanying Condensed Consolidated Balance Sheets.
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
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended September 30, 2023, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Relatively few therapeutic candidates based on immunoglobulin superfamily, or IgSF, domains, or tumor necrosis factor receptor super family, or TNFRSF, domains, have been tested in humans. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic candidate to be effective. We currently have only limited data to suggest we can introduce these necessary therapeutic properties into variant Ig domain, or vIgD or variant TNF(R) domain, or vTD, based therapeutic candidates. In addition, vIgDs or vTDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. While we continue to evaluate our vIgDs and vTDs preclinically and clinically, the risk profile in humans is still being fully assessed. Undesirable side effects that may be caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the Food and Drug Administration, or the FDA, or other comparable foreign authorities. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. For example, we voluntarily terminated enrollment in both clinical studies involving davoceticept, including the NEON-1 study of davoceticept as monotherapy and the NEON-2 study of davoceticept in combination with pembrolizumab. The decision to terminate enrollment in the davoceticept studies was made following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study. Occurrences like these may harm our business, financial condition and prospects significantly. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock may decline.
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
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and Institutional Review Board, or IRB, approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, in October 2022, we announced the termination of enrollment of davoceticept clinical studies (NEON-1 and NEON-2) after we were notified of a second death in the NEON-2 study, which investigated davoceticept in combination with pembrolizumab. We are currently focused on advancing the development of povetacicept and acazicolcept; however, even with the significant investment of time and funding to advance these product candidates, we cannot guarantee that our clinical and preclinical development efforts will be successful. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective CROs or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or CROs deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, requirements to manufacture additional drug supply, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The novelty of our platform may mean our failure rates are higher than historical norms. The results from preclinical testing or early clinical trials of a therapeutic candidate may not predict the outcome of later phase clinical trials of the therapeutic candidate, particularly in autoimmune and inflammatory disorders. For example, in November 2023, we released initial clinical data from our RUBY 3 clinical trial of povetacicept in adult patients with autoimmune glomerulonephiritis. Even though the initial clinical data from our RUBY 3 clinical trial were positive, there can be no assurance that our ongoing povetacicept program will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of povetacicept. We will have to conduct additional trials in our proposed indications to verify the results obtained to date in our preclinical and clinical studies and to support any future regulatory submissions. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for supporting a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated acazicolcept in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of acazicolcept in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. Our Phase 2 study in SLE has materially increased our research and development spending, and such expenditures have exceeded our expectations. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding. We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for acazicolcept pursuant to our option and license agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we had initiated our Phase 1 studies of davoceticept, but terminated enrollment in these studies in October 2022 following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study. We will have to conduct additional preclinical studies and human trials in our proposed indications of povetacicept and acazicolcept to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates. For example, in November 2023, we released initial clinical data from our RUBY 3 clinical trial of povetacicept in adult patients with autoimmune glomerulonephiritis. Even though the initial clinical data from our RUBY 3 clinical trial were positive, there can be no assurance that our ongoing povetacicept program will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of povetacicept. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.
Additionally, disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed by necessary government agencies, which would adversely affect our business. For example, in response to the COVID-19 public health emergency, the FDA postponed some inspections and continued to conduct “mission-critical” inspections on a case-by-case basis. Disruptions due to a resurgence of COVID-19 cases, other health outbreaks or pandemics, travel restrictions, and staffing shortages could result in an inability to complete required inspections during applicable review periods, or such review periods could be extended, resulting in delays and disruptions. Regulatory authorities outside the U.S. have implemented, and may implement in the future, similar restrictions or other policy measures in response to COVID-19 or other pandemics and may experience delays in their regulatory activities.
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
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigation sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Geopolitical events in countries where we have or seek to have clinical trial sites can also negatively impact our ability to enroll patients in our trials. For example, we had intended to open trial sites in Russia for both our ongoing Synergy trial and our planned Phase 2 trial in SLE with povetacicept. Following the start of the Russia-Ukraine conflict, we abandoned our plans to open these sites. Although no sites in Russia had been opened, we had to revise our plans and locate alternative trial sites in order to enable us to achieve our targeted enrollment numbers and enrollment rates for these trials. While we have implemented various contingency plans to increase enrollment following the start of the Russia-Ukraine conflict, enrollment in our Phase 2 trial in SLE has lagged behind our targeted enrollment numbers and enrollment rates. We believe this lag in enrollment is due to multiple factors including the intravenous route of administration, every other week dosing and available competing trials. We cannot be certain that our enrollment rates will improve or that our contingency plans will be successful in increasing enrollment rates generally. These enrollment delays may also impact the availability of acazicolcept drug supply for use in the Phase 2 trial due to potential expiration of previously manufactured lots. If enrollment rates do not increase or we do not modify the design of the Phase 2 trial in collaboration with AbbVie, we would have to manufacture additional lots of acazicolcept to continue enrolling, which would further increase our costs and could also contribute to additional delays if such lots are not qualified in a timely manner to avoid a pause in enrollment. These delays in our Phase 2 trial in SLE have increased our costs beyond our original budget estimates and these increased costs are expected to continue during the course of the Phase 2 trial. Any potential future delays may also further increase our costs and we may need to consider other alternatives with respect to our continued advancement of the program. These delays or delays in any other trials we conduct may also affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.
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
If serious adverse events or undesirable side effects arise, we could be required to suspend, delay, or halt our clinical trials. For example, in October 2022 we voluntarily terminated enrollment in both clinical studies involving davoceticept following a second Grade 5 serious adverse event (patient death) in the NEON-2 trial. Additionally, serious adverse events or undesirable side effects could cause regulatory authorities to deny approval or require us to limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Side effects that are observed during the trial, whether treatment related or not, could also affect patient recruitment for future trials or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, adverse events in our RUBY 3 clinical trial were generally mild or moderate in severity, however, there can be no guarantee that we will observe a similar adverse event profile of povetacicept in our ongoing or other future clinical trials. Many compounds that initially show promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevent further development of the compound.
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
Further, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from any future pandemic, other health epidemic or outbreak. For example, during the COVID-19 pandemic, FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the termination of the COVID-19 public health emergency declaration in May 2023, although some COVID-19 related guidance documents continue in effect.
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
Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash and are eligible to receive up to $75.0 million in development milestones (of which $45.0 million was achieved in the second quarter of 2021), an additional $75.0 million if AbbVie exercises its option with respect to acazicolcept following our completion of certain development activities, additional development, commercial and sales-based milestones up to an aggregate of $655.0 million and royalties on any future net sales. Through September 30, 2023, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
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
We have established in-house recombinant protein generation capabilities for producing sufficient protein materials to enable a portion of our current preclinical studies. We rely on third-party supply and manufacturing partners to supply the materials, components, and manufacturing services for a portion of preclinical studies and also rely on such third parties for all our clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials for clinical trial supplies and our current manufacturing facilities are insufficient to supply such components and materials for all of our preclinical studies. Certain raw materials necessary for the manufacture of our therapeutic products, such as cell lines, are available from a single or limited number of source suppliers on a purchase order basis. There can be no assurance our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, of satisfactory quality or quantity, or continue to be available at acceptable prices. In particular, any replacement of our therapeutic substance manufacturer could require significant effort and expertise and could result in significant delay of our preclinical or clinical activities because there may be a limited number of qualified replacements. Even if we have sufficient quantities of drug product for planned or ongoing clinical trials, delays in trial initiation, patient enrollment or other extensions of trial timelines may result in the expiration of such drug product prior to its use in such trials and necessitate additional production runs and/or fill/finish work, which in turn could extend trial timelines. In addition, disruptions to ports and other shipping infrastructure, due, for example, to the impacts of a pandemic, may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we have not yet suffered any direct, material negative impacts from supply chain disruptions, we cannot be certain that we will not be impacted, which could increase our costs or negatively impact our development timelines.
The manufacturing process for a therapeutic candidate is subject to FDA and foreign regulatory authority review, and the facilities used by our contract manufacturers to manufacture our therapeutic candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing application(s) to the FDA. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with cGMP regulations or other regulatory standards. In the event any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing, or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may experience shortages resulting in delayed shipments, supply constraints, and/or stock-outs of our products, be forced to manufacture the materials alone, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. We may also become involved in disputes with our suppliers and manufacturers as a result of any inability on their part to comply with our manufacturing requirements. In some cases, the technical skills or technology required to manufacture our therapeutic candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual and intellectual property restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors may increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our therapeutic candidates. If we are required to change manufacturers for any reason, we will be required to verify the new manufacturer maintains facilities and procedures complying with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop therapeutic candidates in a timely manner, within budget, or at all.
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
•business interruptions resulting directly or indirectly from geopolitical actions, including the war in Israel, Russia’s conflict in Ukraine, other regional conflicts, war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•changes in regulatory requirements and policies that apply to our business, including changes in the regulatory approval process, clinical trial requirements, data standards, and export regulations and controls.
Risks Related to Our Personnel and Operations
We will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. We have historically dedicated a significant portion of our resources to research and development, and we expect such expenses to continue to increase as we pursue the clinical development of povetacicept. Our research and development expenses could increase significantly in future periods, especially if we initiate a potential pivotal trial of povetacicept in IgAN and a phase 2 study in SLE in the second half of 2024 (subject to engagement with and approval from the FDA). As of September 30, 2023, we had $227.2 million in cash and cash equivalents, restricted cash, and investments, which excludes $140.5 million in estimated net proceeds from our underwritten public offering completed in November 2023. Based on our current operating plan, we believe our available cash and cash equivalents and investments will be sufficient to fund our planned level of operations, including anticipated capital expenditures, for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities, or the rate at which we will require such funds. We may expend our capital resources faster than we anticipate. To execute our business plan, we will need, among other things:
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
If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. For example, in September 2022, we sold an aggregate of 15,509,282 shares of common stock in an underwritten public offering, including the partial exercise of the underwriters’ over-allotment option in October 2022, from which we received resulting net proceeds of $106.7 million after deducting underwriting discounts, commissions and offering costs. In addition, in April 2023, we entered into a sales agreement with Cowen and Company, LLC, or TD Cowen, to sell shares of our common stock, from time to time, through an “at the market” equity offering for up to $100.0 million in aggregate gross proceeds. TD Cowen will also act as our sales agent, and any shares sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271517), filed with the Securities and Exchange Commission, or the SEC, on April 28, 2023 and declared effective on May 9, 2023. On May 11, 2023, we filed a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the Sales Agreement. As of September 30, 2023, we have sold 919,413 shares of common stock under the Sales Agreement for a price of $10.93 per share and have received gross proceeds of $10.0 million. Financing costs of $355,000 incurred directly in connection with this equity offering were netted against the gross proceeds within additional-paid-in-capital on our accompanying Condensed Consolidated Balance Sheets. In addition, in November 2023, we sold 8,800,000 shares of our common stock and 3,200,000 pre-funded warrants to purchase shares of our common stock in an underwritten public offering pursuant to our effective shelf registration statement on Form S-3 (File No. 333-271517), resulting in net proceeds of $140.5 million to us, after deducting underwriting discounts and commissions, and $0.5 million in estimated offering costs.
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
We are a clinical-stage immunotherapy company, with a limited operating history, focused on developing treatments for autoimmune and inflammatory diseases. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the nine months ended September 30, 2023, our net loss was $38.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the continued inflationary environment. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
From time to time, we may publish interim, preliminary or topline data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Interim or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. For example, in November 2023, we released initial clinical data from our RUBY 3 clinical trial of povetacicept in adult patients with autoimmune glomerulonephiritis. Even though the initial clinical data from our RUBY 3 clinical trial were positive, there can be no assurance that our ongoing povetacicept program will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of povetacicept.
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
Our success largely depends on the continued service of key management and other specialized personnel, including Mitchell H. Gold, M.D., our Executive Chairman and Chief Executive Officer, Stanford Peng, M.D., Ph.D., our President and Head of Research and Development, Paul Rickey, our Senior Vice President and Chief Financial Officer, and Remy Durand, Ph.D., our Chief Business Officer.
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
We have limited experience in therapeutic development and very limited experience with clinical trials of therapeutic candidates. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. For example, as we continue enrollment in our Phase 2 study in SLE of acazicolcept and continue with the development of our other product candidates, including povetacicept, we will need to hire additional personnel in clinical operations. We also must manage relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
•noncompliance with the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate; and
•a failure to report financial information or data accurately or a failure to disclose unauthorized activities to us.
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
From time to time, we receive inquiries and other types of information requests from government authorities as well as correspondence from other third parties regarding various disputes and allegations. For example, we have received letters from Vera Therapeutics, Inc., which is developing a therapeutic candidate, atacicept, in the IgAN space competitive with povetacicept, alleging, among other things, that we made false statements related to atacicept. We believe we have a reasonable basis for our past statements. The letter also alleges potential patent infringement relating to our creation of Vera’s patented molecule for the purpose of generating comparison studies. We believe our activities fall within a statutory safe harbor. It is possible that Vera will commence litigation, which could materially and adversely impact our business. We cannot predict whether any such inquiries or correspondence may ultimately subject us to claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests, disputes, and legal proceedings is difficult to predict, responding to such investigations, inquiries and information requests or defending such claims can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, costs, and significant payments, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risks Related to Our Financial Position and Capital Needs
The investment of our cash and cash equivalents in fixed income and other marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of September 30, 2023, we had $227.2 million in cash and cash equivalents, restricted cash, and investments; our investments primarily include highly liquid funds with a contractual maturity of each security of less than two years. We expect to continue to invest our excess cash in fixed income and other marketable securities. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.

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
In general, under IRC Section 382 and 383, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOL carryforwards, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock (for tax purposes), applying certain look-through and aggregation rules, increases by more than 50 percentage points (by value) over such stockholders’ lowest percentage ownership during the testing period, generally three years. We have determined that we have experienced several ownership changes in the past and, as a result, a portion of our NOL carryforwards and certain other tax attributes are subject to limitations with respect to the amounts which can be utilized annually. It is also possible that our NOL carryforwards and certain other tax attributes may be subject to additional limitations as a result of ownership changes in the future because of, among other things, shifts in our stock ownership, many of which are outside our control. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.
Based on a Section 382 study that was commissioned during the fourth quarter of 2022 and concluded during the first quarter of 2023, which focused on our wholly owned operating company and subsidiary, AIS Operating Co., Inc., we believe we experienced ownership changes in 2016 and 2021. As a result of this determination, our ability to utilize research and development tax credits and NOL carryforwards created prior to September 17, 2021 has been limited. While we continue to record a full valuation allowance for our domestic tax assets and have not reduced our research and development tax credit carryforwards as of September 30, 2023, the limitations could impact our ability to use the NOL carryforwards and research and development tax credit carryforwards before expiration.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of September 30, 2023, our patent portfolio consists of over 95 granted/registered patents and over 215 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Patent offices may be affected by COVID-19 or other health epidemic or government-initiated shut-downs, resulting in, for example, non-essential administrative tasks being delayed or eliminated. This could affect patent rights, including the partial or complete loss of patent rights in jurisdictions such as the USPTO and international patent offices. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. As such, we do not know the degree of future protection we will have on our technology, including platform technology and therapeutic candidates and products. While we will endeavor to try to protect our technology, including platform technology and therapeutic candidates and products, with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive, and sometimes unpredictable, and we can provide no assurances our technology, including our platform technology, therapeutic candidates and products, will be adequately protected in the future against unauthorized uses or competing claims by third parties.

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
The EU Patent Package was implemented on June 1, 2023 with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or the UPC, for litigation involving European patents in member states that have acceded and ratified the EU Patent Package. As a result, the default for all European patents, including those granted prior to ratification of the EU Patent Package, is to automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. However, if we do not meet all of the formalities and requirements for opting out under the UPC, our future European patents could remain under the jurisdiction of the UPC as European Unitary Patents. If and when our European patent applications are granted as a European Unitary Patent, the UPC provides our competitors with a new forum to centrally revoke our European Unitary Patents in a single judicial forum. Moreover, the UPC allows for the possibility of a competitor to obtain an injunction throughout the EU member states who have acceded to the EU Patent Package against our commercial products. Such a loss of patent protection, and the ability to enjoin our commercial products in a single UPC proceeding, could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.
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
Obtaining a valid and enforceable issued or granted patent covering our technology, including therapeutic candidates and products, in the United States and worldwide can be extremely costly. In jurisdictions where we have not obtained patent protection, competitors may use our technology, including our platform technology and therapeutic candidates and products, to develop their own products, and further, may commercialize such products in those jurisdictions and export otherwise infringing products to territories where we have not obtained patent protection. In certain instances, a competitor may be able to export otherwise infringing products in territories where we will obtain patent protection. In jurisdictions outside the United States where we will obtain patent protection, it may be more difficult to enforce a patent as compared to the United States. Competitor products may compete with our future products in jurisdictions where we do not or will not have issued or granted patents or where our issued or granted patent claims or other intellectual property rights are not sufficient to prevent competitor activities in these jurisdictions. The legal systems of certain countries, particularly certain developing countries, make it difficult to enforce patents and such countries may not recognize other types of intellectual property protection, particularly relating to biopharmaceuticals. Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. This could make it difficult for us to prevent the infringement of our patents or marketing of competing products in violation of our proprietary rights generally in certain jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia, including patents obtained through the Eurasian Patent Organization. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from exploiting our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected in Russia.

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
If we were to initiate legal proceedings against a third party to enforce a patent covering our technology, including therapeutic candidates and products, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including for example, patent ineligibility, lack of novelty, lack of written description, obviousness, or non-enablement. Recent cases, for example, including the recent United States Supreme Court decision in Amgen Inc. v. Sanofi, may impact the claim scope of biological therapeutic products, including certain of our therapeutic candidates and products. Grounds for an unenforceability assertion could be an allegation someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology, including our platform technology and therapeutic candidates and products. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology, including our platform technology and therapeutic candidates and products, if competitors design around our protected technology, including our platform technology and therapeutic candidates and products, without legally infringing our patents or other intellectual property rights.
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
•the FDA may change its requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that, if successful, would potentially form the basis for an application for approval;
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
Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular therapeutic candidate for which we are seeking approval. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process, and in determining when or whether regulatory approval will be obtained for any of our therapeutic candidates. Even if we believe the data collected from preclinical and clinical trials of our therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority. For example, in light of the positive data we announced in November 2023 from our RUBY 3 clinical trial of povetacicept in adult patients with autoimmune glomerulonephiritis, we intend to engage with the FDA in order to advance povetacicept into a pivotal study in IgAN in the second half of 2024. However, we cannot be certain that the FDA will be receptive to a proposal to advance povetacicept directly to a pivotal study. Even if the FDA is supportive of advancing povetacicept directly to a pivotal study, we cannot be certain that such study would ultimately provide the support needed to obtain regulatory approval.
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
•the criminal healthcare fraud provisions of HIPAA, which impose criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, as a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, reductions to Medicare payments took effect in 2013 and will remain in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The Department of Health and Human Services, or HHS, has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services Innovation Center, which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be used in any health reform measures in the future. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. Additionally, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products.
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
In conducting and/or enrolling patients in our current or future clinical trials, we are subject to restrictions relating to privacy, data protection and data security and may be subject to additional restrictions as our clinical operations expand. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches (initially to supervisory authorities and, if the breach is serious enough, to individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses, or EU SCCs, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on “Enhancing Safeguards for United States Intelligence Activities” that introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the U.S. and which formed the basis of the EU-U.S. Data Privacy Framework, or DPF, as released on December 13, 2022. The European Commission adopted an adequacy decision regarding the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU SCCs and the UK Addendum to the EU SCCs to transfer personal data outside the EEA and the UK, including to the U.S., with respect to both intragroup and third party transfers. We expect legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF’s adequacy decision to be challenged and international transfers to the U.S. and to other jurisdictions to continue to be subject to enhanced scrutiny by regulators. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.
In the United Kingdom, or UK, the Data Protection Act of 2018 is effective along with a version of the GDPR referred to as the UK GDPR. Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations. Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. Additionally, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK, or the UK SCCs. The UK SCCs became effective March 21, 2022 and, similar to the EU SCCs, are required to be implemented. On October 12, 2023, the UK Extension to the DPF came into effect as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.
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
In addition, in California, the California Consumer Privacy Act, or CCPA, creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA significantly modified the CCPA and became effective January 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Colorado, Utah, Virginia and Connecticut all have enacted general privacy legislation that has become, or will become, effective in 2023, Florida, Montana, Oregon, and Texas have enacted general privacy legislation that becomes effective in 2024; Delaware, Iowa and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana has enacted similar legislation that becomes effective in 2026. The U.S. federal government also is contemplating federal privacy legislation. Several states have enacted laws that provide additional protection to consumer health data, including Washington, which enacted the My Health, My Data Act, which, among other things, provides for a private right of action, and Nevada and Connecticut, which have enacted similar laws. While certain of these laws exempt some data regulated by HIPAA and certain clinical trial data, they may increase our compliance costs and potential liability. These and other new laws that may be proposed or enacted could require us to modify our policies and practices and may increase our potential liability and adversely affect our business.
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
Disruptions at the FDA, the Securities and Exchange Commission and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 42% of our common stock as of September 30, 2023. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our July 2020 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on August 18, 2020 and permits the resale by the private placement investors of approximately 5.1 million shares of our common stock as well as approximately 2.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants issued in the July 2020 private placement. Additionally, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on November 19, 2021 and permits the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We have in the past and may again in the future sell shares of our common stock to strategic partners in connection with collaboration agreements, as we did in December 2021 in connection with our agreement with Horizon. The shares subject to outstanding options and warrants and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options and warrants. As of September 30, 2023 we had exercisable options and warrants (including prefunded warrants) to purchase 4.7 million shares and 6.9 million shares, respectively.
We also register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to any related lock-up agreements or applicable securities laws.
Certain of our executive officers, and directors have already entered into Rule 10b5-1 trading plans providing for the sale, from time to time, of an aggregate maximum amount of 1.2 million shares of our common stock through June 2024, and our executive officers and directors may enter into new or additional Rule 10b5-1 trading plans in the future. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Warrant Exercises
On November 14, 2023, we issued 3,881 shares of our common stock, $0.001 par value per share, or the November Warrant Net Exercise Shares, to warrant holders upon their exercise of outstanding warrants to purchase an aggregate of 44,478 shares of our common stock, $0.001 par value per share, pursuant to a net exercise mechanism under the warrants. Each warrant had an exercise price of $12.74 per share. The issuances of the November Warrant Net Exercise Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Inducement Grants
On August 21, 2023, we granted an option to purchase 185,000 shares of our common stock with an exercise price of $13.44 per share to Ms. M. Christina Yi, our Chief Technology Officer, as an “inducement” grant pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. One-fourth of the shares underlying the option will vest on August 21, 2024 and 1/48th of the total number of shares underlying the option will vest on each monthly anniversary thereafter, such that the shares underlying the option will be fully vested on August 21, 2027. Vesting of the option is subject to Ms. Yi’s continued employment with us on the applicable vesting dates. The option’s expiration date is August 21, 2033. The grant of the option was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.
On October 2, 2023, we granted an option to purchase 200,000 shares of our common stock with an exercise price of $11.37 per share to Dr. Wolfgang Dummer, our Chief Medical Officer, as an “inducement” grant pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. One-fourth of the shares underlying the option will vest on October 2, 2024 and 1/48th of the total number of shares underlying the option will vest on each monthly anniversary thereafter, such that the shares underlying the option will be fully vested on October 2, 2027. Vesting of the option is subject to Dr. Dummer’s continued employment with us on the applicable vesting dates. The option’s expiration date is October 1, 2033. The grant of the option was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
On November 13, 2023, Dr. Wolfgang Dummer tendered his resignation, which we accepted effective immediately. Dr. Dummer had served as Chief Medical Officer since October 2, 2023.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	001-37449	3.1	June 14, 2023

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37449	3.1	January 26, 2023

4.1	Form of Prefunded Warrant to Purchase Common Stock	8-K	001-37449	4.1	November 8, 2023

10.1+	Employment Agreement, dated as of September 20, 2023, by and between the Registrant and Wolfgang Dummer M.D., Ph.D.					X

10.2+	Form of Stand-Alone Inducement Stock Option Grant between the Registrant and Wolfgang Dummer					X

10.3+	Form of Stand-Alone Inducement Stock Option Grant between the Registrant and M. Christina Yi					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+	Indicates a management contract or a compensatory plan, contract or arrangement.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Alpine Immune Sciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date:	November 14, 2023	By:	/s/ Mitchell H. Gold, M.D.
		Name:	Mitchell H. Gold, M.D.
		Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date:	November 14, 2023	By:	/s/ Paul Rickey
		Name:	Paul Rickey
		Title:	Senior Vice President and Chief Financial Officer