Form 10-K
period 2023-12-31
ALPINE IMMUNE SCIENCES, INC.
filed 2024-03-20
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2023, was approximately $349.1 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of March 7, 2024 was 65,546,136.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2023.

In this report, unless otherwise stated or as the context otherwise requires, references to “Alpine,” “the Company,” “we,” “us,” “our” and similar references refer to Alpine Immune Sciences, Inc. and its subsidiaries. “VIGD,” “SIP” and “TIP” are registered trademarks and “DENALI,” “NEON-1,” “NEON-2,” “RAINIER,” “RUBY,” “SYNERGY” and the Company logo are trademarks of Alpine Immune Sciences, Inc. All rights reserved. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks, and trade names appearing in this report are the property of their respective holders.
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
•We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to ours.
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
•Our computer systems, or those of any of our contract research organizations, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
•If we are not able to obtain and enforce patent protection for our technology, including therapeutic candidates, therapeutic products, and platform technology, development of our therapeutic candidates and platform, and commercialization of our therapeutic products may be materially and adversely affected.
•We may license patent rights from third-party owners or licensors. If such owners or licensors do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be materially and adversely affected.
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
•Our stock price may be volatile, and an active, liquid, and orderly trading market may not be maintained for our common stock. As a result, stockholders may not be able to resell shares at or above their purchase price.
•Our officers and directors, and their respective affiliates, have significant influence over our business affairs and may make business decisions with which stockholders disagree and which may adversely affect the value of their investment.
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
•the anticipated impact of pandemics and other health epidemics on our business, research and clinical development plans and timelines and results of operations;
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
•our expectations regarding the sufficiency of our cash, cash equivalents, and investments to fund operations for at least the next 12 months;
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
Autoimmune and Inflammatory Diseases
ALPN-303, or povetacicept, is a dual antagonist of the B cell activating factor, or BAFF, and a proliferation inducing ligand, or APRIL, cytokines, which play key roles in the pathogenesis of multiple autoimmune diseases via their contribution to the activation, differentiation and/or survival of B cells, particularly antibody-secreting cells, as well as T cells and innate immune cells. Based upon an engineered transmembrane activator and CAML interactor, or TACI, domain, povetacicept has exhibited greater potency in preclinical studies versus wild-type TACI-based comparators, as well as other inhibitors of BAFF and/or APRIL alone and B cell depletion. In addition, povetacicept has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. In a randomized, placebo-controlled, first-in-human, Phase 1 study in adult healthy volunteers (NCT05034484), povetacicept was well tolerated at doses up to 960 mg, with dose dependent pharmacokinetics and reductions in circulating immunoglobulins and antibody-secreting cells, which we believe supports the use of a convenient once every four-weeks dose regimen for subsequent studies and enables a broad development plan across multiple autoimmune diseases, including IgA nephropathy, or IgAN, and other autoimmune kidney diseases, systemic lupus erythematosus, or SLE, and autoimmune cytopenias.
We believe povetacicept has the potential to become a development pipeline within a single product candidate, with significant market opportunity across multiple therapeutic areas including, but not limited to, nephrology, connective tissue diseases, such as lupus, hematology, neurology, and dermatology. Based on our encouraging clinical and nonclinical data, we have initiated a broad development plan with multiple clinical studies, including RUBY-3, an open-label, dose-ranging basket study in autoimmune glomerulonephritis including IgAN, lupus nephritis, and primary membranous nephropathy; and RUBY-4, an open-label basket study in autoimmune cytopenias including immune thrombocytopenia, warm autoimmune hemolytic anemia, and cold agglutinin disease. Each of the indications in these basket studies has strong scientific rationale for povetacicept based on the importance of specific autoantibodies in disease pathogenesis, as well as high medical need.
Initial clinical data from RUBY-3 presented in a late-breaking poster session at the American Society of Nephrology, or ASN, Kidney Week 2023 demonstrate that low-dose povetacicept at 80 mg administered once every four-weeks has been well tolerated and in IgAN demonstrates highly encouraging improvements in urine protein-creatinine ratio, or UPCR, and disease biomarkers, with early evidence suggesting potential for disease remission, as defined as UPCR < 0.5 g/g, and ≥ 50% reduction in UPCR from baseline with stable renal function (≤ 25% reduction in estimated glomerular filtration rate, or eGFR, from baseline). Based on these data, we intend to engage with the Food and Drug Administration, or FDA, to seek to begin RAINIER, a pivotal phase 3 IgAN study in the second half of 2024. In addition, we plan to initiate DENALI, a phase 2 study of povetacicept in SLE. We anticipate initial RUBY-3 data from our 240 mg cohort (administered once every four-weeks) and longer-term follow-up data from our 80 mg cohort in the first half of 2024.
ALPN-101, or acazicolcept, is a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, or IBD, multiple sclerosis, or MS, type 1 diabetes, uveitis, and graft versus host disease, or GVHD. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and are currently evaluating acazicolcept in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an option and license agreement, or, as amended, the AbbVie Agreement, with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept. Through December 31, 2023, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement. In December 2023, we and AbbVie amended the AbbVie Agreement, or the AbbVie Amendment, to stop enrollment in the Synergy study to allow for an early assessment of the study’s clinical trial data. In connection with the AbbVie Amendment, the fee to license acazicolcept was reduced to $10.0 million, and other potential payments under the AbbVie Agreement related to future development, commercial and sales-based milestones, as well as sales-based royalties were reduced by 25%. The final analysis, after the last patient enrolled in Synergy completes their study protocol, is expected to occur by the end of 2024. AbbVie retains an exclusive option to obtain an exclusive worldwide license to acazicolcept which is exercisable by AbbVie at any time and will expire 90 days from delivery of an agreed upon data package by Alpine to AbbVie. For additional information regarding the AbbVie Agreement, please refer to the section of this report titled “Business — Partnerships.”
In December 2021, we entered into an exclusive license and collaboration agreement with Horizon Therapeutics Ireland DAC, (acquired by Amgen Inc., or Amgen, in October 2023), or the Amgen Agreement, which grants Amgen an exclusive license for the development, manufacture and commercialization of one of our existing preclinical biologic therapeutic programs, or the Existing Program, and up to three additional autoimmune and inflammatory disease programs for other designated biological targets, or the Research Programs, generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds. As of December 31, 2023, we have completed our activities under the Existing Program. We continue to support activities related to the First Research Program. In January 2024, we received a termination notification from Amgen for the non-exclusive license to use the Second Research Program. A Third Research Program was not selected by the respective option deadline. Under the terms of the Amgen Agreement, Amgen made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25% premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or a total of approximately $762.0 million for the remaining programs, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales.
Scientific Platform
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cell therapies such as chimeric antigen receptor T cells, T cell receptor-engineered T cells, and tumor infiltrating lymphocytes. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEAR™ T cell products which incorporate our secreted and transmembrane immunomodulatory protein (termed SIP and TIP) technologies. We intend to continue to leverage our existing pipeline and platform for internal development opportunities and to actively explore and evaluate potential value-creating partnering opportunities.
Our Strategy
Our goal is to discover and develop modern therapies to treat patients with serious autoimmune and inflammatory diseases. To achieve our goals, we intend to:
•aggressively continue to advance our lead wholly-owned program, povetacicept, in clinical studies for the treatment of multiple B cell and/or autoantibody-related diseases;
•complete our obligations under the amended AbbVie Agreement for acazicolcept, including the delivery of an agreed upon data package to AbbVie.; and
•maximize the value of our pipeline and platform through creation of internal development opportunities and evaluation of potential partnering activities.

Product Pipeline
Our wholly-owned pipeline is focused on advancing povetacicept into multiple therapeutic areas, as shown in Figure 1 below.

Alpine Immune Sciences - Wholly-Owned Pipeline

PROGRAM	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3
Povetacicept Dual BAFF/APRIL Antagonist	*IgA Nephropathy* (Preclinical → Phase 2) *Planned pivotal phase 3 IgAN study in the second half of 2024*[1]			
	Systemic Lupus Erythematosus[1] (Preclinical → Phase 1) *Planned phase 2 SLE study in the second half of 2024*[1]			
	Glomerulonephritis (Preclinical → Phase 1) *Ongoing*		RUBY™-3	
	Cytopenia (Preclinical → Phase 1) *Ongoing*		RUBY™-4	

[1]Subject to regulatory agreement

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
The IgSF is the largest family of adhesion, costimulatory (activating), and inhibitory (blocking) proteins found on the surface of immunological, neurological, and other human cell types. These cell surface and soluble molecules are broadly involved with recognition of antigens, assisting in the formation of the immune synapse, and performing costimulatory, coinhibitory, and cytokine receptor signaling functions. This family includes many well-known targets, such as those seen in

Figure 2. We believe the IgSF protein family members may be particularly valuable because many IgSF proteins naturally bind multiple binding partners, also referred to as “counterstructures.” Acazicolcept is derived from ICOS-L, a member of the IgSF.
Figure 2
TNFSF/TNFRSF proteins are expressed broadly in the immune system and play a critical role in immune cell signaling and proliferation. TNFSF/TNFRSF members are composed of 48 unique proteins that are structurally similar and are characterized by their ability to bind to trimeric family members (Figure 3). Members of the TNFSF/TNFRSF include many clinically relevant targets with applications in many autoimmune diseases (e.g., CD40, TACI, BCMA, 4-1BB, TNFα). Povetacicept is derived from TACI, a member of the TNFSF/TNFRSF.
The TNF Superfamily
Figure 3
Our scientists create engineered proteins from IgSF members (variant immunoglobulin domains, or vIgDs) and TNFSF/TNFRSF members (variant TNF domains, or vTDs). We use directed evolution, which is an iterative scientific engineering process purposefully conducted to modify an IgSF or TNFSF/TNFRSF protein for a desired therapeutic function.

Figure 4 illustrates the process of directed evolution in our scientific platform. Our scientists utilize yeast display protein library strategies to identify variants of wild-type proteins with desired binding characteristics. We start with a wild-type IgSF or TNFSF/TNFRSF protein and then enter a cycle of library generation and yeast display. Flow cytometry or other methods are used to select specific clones displaying variants with desired binding characteristics. Biologic and biophysical assays of purified proteins assess biological function and manufacturing characteristics. The end product is an optimized vIgD or vTD. Additional cycles can be carried out by building next generation libraries from the output of prior libraries to result in further optimization.
Figure 4
Our scientific platform is generally able to improve upon native IgSF or TNFSF/TNFRSF activity regardless of whether natural binding affinity is weak or strong. When starting affinity is very weak, techniques employed by our scientists have accomplished several thousand-fold increases in binding affinity with sometimes as few as two library generation cycles. Even when starting affinity is very high, our scientific platform can still improve binding affinities. The same general strategy can be used when the desired therapeutic profile requires reduced affinity compared to the wild-type protein. We have applied our scientific platform to several IgSF and TNFSF/TNFRSF protein targets.

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

Povetacicept, a Dual B Cell Cytokine Antagonist for B Cell-Mediated Autoimmune and Inflammatory Diseases
Overview
Povetacicept is an Fc fusion of an engineered variant TACI domain, structurally distinct from wild-type TACI-Ig and designed to more potently inhibit the pleiotropic cytokines B cell activating factor, or BAFF, BLyS, and a proliferation inducing ligand, or APRIL (Figure 6). Developed internally using our proprietary directed evolution platform, we have been issued composition of matter intellectual property that covers povetacicept through at least 2041.
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
Figure 7
Povetacicept Nonclinical Development
The engineering of the active domain used in povetacicept was focused on increasing the affinity of wild-type TACI against both BAFF and APRIL, with APRIL of particular interest. Data we published in the peer-reviewed journal Arthritis & Rheumatology demonstrated that relative to wild-type TACI, povetacicept had improved affinity against BAFF eight to ten-fold, and dramatically improved affinity against APRIL suggesting that povetacicept may be the first truly dual, potent inhibitor of these two cytokines (Arthritis Rheumatol. 2023 Jul;75(7):1187-1202). In Figure 8, WT TACI-Fc binds APRIL poorly by surface plasmon resonance, or SPR, with APRIL binding significantly improved by povetacicept.
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

Povetacicept Shows Superior Efficacy in Mouse SRBC Challenge

Including vs. combination of BAFF- + APRIL-specific biologics

Anti-SRBC IgG1
Mean Fluorescence Intensity ± SD
50000
40000
30000
20000
10000
0
Fc Control
Povetacicept
Telitacicept
Anti-APRIL
BAFF-R-Fc
Anti-APRIL + BAFF-R-Fc
Naive
Plasma Cells
% in Bone Marrow ± SD
0.10
0.08
0.06
0.04
0.02
0.00
Fc Control
Povetacicept
Telitacicept
Anti-APRIL
BAFF-R-Fc
Anti-APRIL + BAFF-R-Fc
Naive

SRBC = Sheep Red Blood Cell(s)
Alpine Immune Sciences, Data on File

Figure 10
Povetacicept has demonstrated promising activity in a number of preclinical disease models, including murine models of lupus, glomerulonephritis, autoimmune hemolytic anemia, and myasthenia gravis. In Figure 10, dual BAFF/APRIL inhibition with povetacicept was superior in reducing renal lesions and increasing hemoglobin in a mouse model of lupus, which includes autoimmune hemolytic anemia, as compared to WT-TACI-Fc (telitacicept) or anti-CD20. In a model of murine experimental autoimmune myasthenia gravis, povetacicept was more effective in reducing clinical scores of disease as compared to treatment with a neonatal Fc receptor blocker (efgartigimod) or an anti-CD20. (Figure 11).
Figure 11

In addition to enhanced potency against BAFF and APRIL, another advantage of our vTD engineering is the potential for reduced clinical immunogenicity. In preclinical studies, povetacicept demonstrates significantly reduced immunogenicity vs. WT TACI-Ig as assessed by the incidence and titer of anti-drug antibodies -- for instance when assessed during a KLH immunization model in mice (Figure 12).
Figure 12
In cynomolgus monkeys, povetacicept exhibited pharmacokinetics and pharmacodynamics superior to wild-type TACI-Fc counterparts, including superior serum exposure and pharmacodynamic reduction of serum immunoglobulins (Figure 13). It has been well-tolerated in definitive (Good Laboratory Practice, or GLP) nonclinical toxicology studies, including up to six months in cynomolgus monkeys, without evidence of cytokine release or local intolerance. Based on these nonclinical data, we believe that povetacicept represents an attractive development candidate for the treatment of multiple B cell mediated autoimmune and inflammatory diseases.
Figure 13
Summary of Povetacicept Program Preclinical Data
Our scientists and collaborators have demonstrated within in vivo preclinical studies that povetacicept:
•most potently inhibited the activity of APRIL and BAFF alone or in combination in a Jurkat/NF-kB in vitro reporter assay relative to wild-type TACI-Fc molecules and single inhibitors of BAFF or APRIL;
•showed the most potent reduction of antibody responses and plasma cell formation in a sheep red blood cell challenge model compared to wild-type TACI, single inhibitors of BAFF or APRIL, or the combination of the two BAFF- and APRIL-specific biologics;
•provided superior efficacy in preclinical translational models of murine lupus, glomerulonephritis, and autoimmune hemolytic anemia compared to wild-type TACI (telitacicept) or anti-CD20, and in a murine model of autoimmune myasthenia gravis compared to anti-CD20 and neonatal Fc receptor blocker (efgartigimod); and
•is well tolerated in definitive repeat-dose nonclinical toxicology studies, including up to 6 months in cynomolgus monkeys.
Povetacicept Clinical Development
We are currently evaluating povetacicept in our RUBY-3 and RUBY-4 studies. RUBY-3 is a multiple ascending dose, multi-cohort, open label, phase 1b/2a study of povetacicept in autoimmune glomerulonephritis, including IgA nephropathy, primary membranous nephropathy, lupus nephritis, and renal ANCA-associated vasculitis, where povetacicept is being administered subcutaneously once every four-weeks for up to 104 weeks. Key endpoints include proteinuria, eGFR, renal response, and disease-related autoantibodies. RUBY-4 is a multi-cohort, open label phase 1b/2a study of povetacicept in immune thrombocytopenia, autoimmune hemolytic anemia, and cold agglutinin disease, where povetacicept is being administered subcutaneously once every four-weeks for up to 48 weeks. Key endpoints include respective blood cell counts, including durable responses, as well as disease-related autoantibodies. We anticipate initial data from RUBY-4 during the first half of 2024.
Initial clinical data from RUBY-3 presented in a late-breaking poster session at the ASN Kidney Week 2023 demonstrate that low-dose povetacicept at 80 mg administered once every four-weeks has been well tolerated and in IgAN demonstrates highly encouraging improvements in UPCR, and disease biomarkers, with early evidence suggesting potential for disease remission, as defined as UPCR < 0.5 g/g, and ≥ 50% reduction in UPCR from baseline with stable renal function (≤ 25% reduction in eGFR from baseline). Based on these data, we intend to engage with the FDA, to seek to begin RAINIER, a pivotal phase 3 IgAN study in the second half of 2024. In addition, we plan to initiate DENALI, a phase 2 study of povetacicept in SLE also in the second half of 2024. Importantly, we plan to administer povetacicept as a convenient, once every four-week subcutaneous dosing regimen for both our planned IgAN phase 3 and SLE phase 2 studies. Based on our PK/PD modeling efforts, less frequent dosing regimens may be explored in the future.

Phase 1 Study of Povetacicept in Adult Healthy Volunteers
Preliminary findings from RUBY-1, a randomized, placebo-controlled, first-in-human, Phase 1 study of povetacicept in adult healthy volunteers (NCT05034484) were presented at our inaugural R&D Day in September 2022 and at subsequent scientific conferences, including the 2023 World Congress of Nephrology, 2023 European Alliance of Associations for Rheumatology, 2023 European Renal Association Annual Meeting, 2023 European Hematology Associate Meeting, and International Symposium on IgA Nephropathy (IIgANN) 2023.
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
Figure 15
Development of Povetacicept in Glomerulonephritis, including IgAN
IgAN is the most common primary glomerulonephritis worldwide, with a prevalence of ~125,000 in the United States and ~265,000 in the Group of 8 Nations, or G8, according to our market research. With limited effective, disease-modifying treatment options, up to 50% of IgAN patients will progress to end-stage renal disease, or ESRD, within 10 years (Clin J Am Soc Nephrol 18(6), 727–738 (2023); Huijian et al., ASN Kidney Week (2023)), causing significant morbidity and impacts to overall healthcare system costs. Given the high rate of progression to ESRD and typical onset of disease before 40 years of age, there is an urgent need for the development of disease-modifying therapies for IgAN.
IgAN may be triggered by multiple immunogenic factors (e.g., genetic risk factors, diet, microbes) which then cause dysregulation of the immune system, excessive aberrant glycosylation of IgA1 (resulting in galactose-deficient IgA1, or Gd-IgA1), and activation of pathogenic antibody-forming B cells which produce autoantibodies against Gd-IgA1. Immune complexes subsequently form and deposit in the mesangium of the kidney, leading to inflammation, damage, and potentially kidney failure.
Role of BAFF and APRIL in IgAN and Rationale for Development of Povetacicept
B cell activating factor, or BAFF, sometimes also called BLyS, and a proliferation inducing ligand, or APRIL, are pleiotropic cytokines that play key roles in the pathogenesis of multiple autoimmune diseases via their roles in the activation, differentiation and/or survival of B cells, particularly antibody-secreting cells, as well as T cells and innate immune cells. BAFF and APRIL are elevated in many glomerulonephritis diseases, including IgAN, and inhibitors of BAFF and/or APRIL have demonstrated promising activity in IgAN. In IgAN, the survival and differentiation of pathogenic antibody-forming B cells against Gd-IgA1 is mediated by BAFF and APRIL, thought to be produced primarily by myeloid cells.
Povetacicept is an Fc fusion of an engineered variant TACI domain, structurally distinct from wild-type TACI-Ig and designed to more potently inhibit BAFF and APRIL. By blocking BAFF and APRIL, povetacicept may reduce the formation and activity of antibody-secreting cells, stopping the subsequent formation of immune complexes and downstream inflammation in the glomeruli of the kidney and thus improving outcomes for patients with IgAN (Figure 16). Through its potent inhibition of BAFF and APRIL upstream in the progression of disease, we believe povetacicept has the potential to be a disease-modifying therapy in IgAN and multiple other autoimmune diseases.
Figure 16
Phase 1b/2a Study of Povetacicept in Glomerulonephritis, including IgAN
RUBY-3, our Phase 1b/2a glomerulonephritis basket study of povetacicept dosed once every four-weeks, is designed as a multiple ascending dose, multi-cohort open label study in subjects with active IgAN, lupus nephritis, primary membranous nephropathy, or renal ANCA-associated vasculitis in disease- and dose-specific cohorts for up to 104 weeks. Endpoints include changes in disease-specific autoantibodies as well as proteinuria, eGFR and various definitions of renal response (Figure 17).
Figure 17
Clinical data in glomerulonephritis, including IgAN (RUBY-3)
Overall, multiple doses of 80 mg povetacicept administered once every four-weeks has been well tolerated through the date of this report. Of note, no injection site reactions, no severe hypogammaglobulinemia as defined as IgG of less than 3 g/L, and no severe infections have been reported through the date of this report (Figure 18).

Low Dose Povetacicept (80 mg) has been Well-Tolerated in IgAN

Status	80 mg SC Q4W N=12
Treatment-Emergent AEs (n, %)	4 (33%)
- Grade 1	3 (25%)
- Grade 2	1 (8%)
- Grade ≥ 3	0
- Treatment-related	0
Adverse Events of Interest (n, %)	
- Administration-related reaction	0
- Hypogammaglobulinemia (IgG < 3 g/L)	0
- Grade ≥ 3 infection	0
Any Infection	2 (17%)[a]

[a] Grade 1 nasopharyngitis, n=1; grade 2 upper respiratory tract infection, n=1

Data: 20OCT2023

Figure 18

Povetacicept exhibited marked improvement in disease activity in IgAN, with a reduction in proteinuria as measured by UPCR of 53.5% by 24 weeks (Figure 19). This is a clinically meaningful reduction proteinuria, since a 30% reduction in UPCR is accepted as predictive of improvements in eGFR in this disease and deeper UPCR reductions have been shown to correlate with improved eGFR outcomes (Am J Kidney Dis 78:340 (2021); Clin J Am Soc Nephrol. 2023 Jun 1;18(6):727-738)).
Figure 19
Importantly, these improvements in proteinuria are associated with a rapid reduction of the IgAN disease-relevant biomarker Gd-IgA1, which was reduced by over 40% within the first month and achieved greater than 60% reduction after three months. Total circulating immunoglobulins were also reduced, in a proportion similar to that observed in the phase 1 study in healthy adults.
In addition to a reduction in proteinuria, renal function, as assessed by eGFR, appeared to be stable in this cohort of IgAN patients over the first 24 weeks (Figure 20).

Figure 20
The deep and clinically meaningful reductions in proteinuria observed with povetacicept suggest the possibility of clinical remission, even at this early stage of our experience with povetacicept. In assessing clinical remission in IgAN, we used published remission criteria (Kidney Int Rep 6:1661 (2021)):
•UPCR < 0.5 g/g;
•An improvement of UPCR from baseline of at least 50%; and
•stable renal function as assessed by eGFR.
Using these criteria, 4/5 or 80% of the participants at 24 weeks were in remission. These findings are highly encouraging and suggest that povetacicept may in fact be a disease-modifying treatment for IgAN.
Outside of IgAN, we have experience with povetacicept in a case study of a single participant with primary membranous nephropathy, one of the most common causes of nephrotic syndrome in adults without diabetes. During the participant’s course of treatment with povetacicept, the participant achieved immunological remission of the participant’s disease, meaning that the participant’s levels of anti-PLA2R1 antibodies, which are highly correlated with disease activity, were reduced to below the limit of detection of the assay.
Based on these data, we intend to engage with the FDA, to seek to begin RAINIER, a pivotal phase 3 IgAN study in the second half of 2024. In addition, we anticipate providing further updates from our RUBY-3 basket study in 2024.

Development of Povetacicept in Systemic Lupus Erythematosus (SLE)
SLE is a chronic, inflammatory autoimmune disorder characterized by the formation of autoantibodies and immune complexes that can lead to damage across multiple organs including the skin, joints, and kidneys. With a prevalence of ~300,000 in the United States and ~500,000 in the G8, SLE disproportionately affects women more than men (9:1 female to male ratio), has a higher prevalence among African American, Asian, African Caribbean and Hispanic individuals, and typically onsets in the third or fourth decade of life. Prognosis varies by severity of disease and organ involvement, with renal, cardiovascular, and neurological manifestations presenting with potentially severe and life threatening disease. SLE is a leading cause of death in young women in the United States Only two new therapies have been approved for SLE in the last sixty years, both with modest efficacy, leaving a significant unmet need for more effective and well tolerated treatments.
Role of BAFF and APRIL in SLE
B cells play a pivotal role in SLE through the generation of autoantibodies and the production of critical cell signaling cytokines. In particular, the cytokines BAFF and APRIL have complementary and partially overlapping functions in B cell development and both BAFF and APRIL have been found to be overexpressed in patients with autoimmune diseases, including SLE. Early in development, BAFF plays a dominant role in transitional and mature B cells related to BAFF-R expression and promotes class switching of pathogenic autoreactive B cells. Later stages of B cell development are APRIL and/or BAFF dependent, related to TACI and BCMA expression, including the formation of memory B cells and plasma cells. Importantly, APRIL and BAFF responsiveness continues into the B cell stages that produce antibodies, in particular plasmablasts and plasma cells which are often considered the dominant source of the pathogenic autoantibodies in SLE and other related diseases.
The rationale for targeting BAFF and APRIL in SLE is strongly supported by clinical experience with precedent drug candidates. Belimumab, a BAFF-specific antibody, was first approved in 2011 for the treatment of SLE despite its relatively modest efficacy (~10% improvement in response rate vs. placebo). Since then, two Fc fusion proteins of wild-type TACI, atacicept and telitacicept, which bind both BAFF and APRIL, have demonstrated highly encouraging results also in SLE, with telitacicept receiving approval in China in 2023 for the treatment of patients with SLE.
Rationale for Development of Povetacicept in SLE
Povetacicept is an Fc fusion protein of an engineered TACI variant vTD with enhanced affinity for APRIL and BAFF, which demonstrates more potent inhibitory activity than WT TACI-Fc or BAFF- or APRIL-specific antibodies. Povetacicept may therefore significantly improve clinical outcomes in SLE and other B cell-related diseases. At the 2023 annual meeting of the ACR, we published data demonstrating that povetacicept target-related genes (i.e., BAFF, APRIL, TACI, and BCMA) are increased in myeloid lineage cells and B cells in SLE patients compared to healthy adults and that povetacicept, as compared to single BAFF or APRIL pathway inhibitors, more potently downregulates genes associated with activation in B cells (Figure 21). In addition, povetacicept significantly reduces nephritis, proteinuria, and sialadenitis in the IFNα-accelerated NZB/W mouse model of lupus, more effectively than WT TACI-Fc (telitacicept) or conventional B cell depletion (anti-CD20 mAb) (Figure 22). We plan to initiate DENALI, a phase 2 study of povetacicept in SLE, in the second half of 2024.
Figure 21

Figure 22
Development of Povetacicept in Autoimmune Cytopenias
There is strong rationale for development of povetacicept in cytopenias including autoimmune hemolytic anemia, or AIHA, and immune thrombocytopenic purpura, or ITP, which are diseases characterized by autoantibodies directed against red blood cells and platelets, respectively. AIHA includes both warm AIHA, the most common form of AIHA, and cold AIHA, often referred to as cold agglutinin disease, or CAD. Significantly higher levels of both BAFF and APRIL have been observed in the serum of patients with AIHA and ITP compared to healthy subjects, and polymorphisms in BAFF and TACI have been associated with ITP. Povetacicept has demonstrated promising activity in multiple preclinical models of autoimmune hemolytic anemia.
RUBY-4: Phase 1b/2 Autoimmune Cytopenia Basket Study
RUBY-4, our autoimmune cytopenia basket study, is designed as a parallel-arm, multi-cohort open label study that seeks to enroll subjects with immune thrombocytopenia, warm autoimmune hemolytic anemia or cold agglutinin disease in disease-specific cohorts, using a 2-stage Fleming design for up to 48 weeks. Subjects must have active cytopenia and endpoints will include standard definitions of response, such as durable responses. Changes in anti-platelet or anti-red blood cell autoantibodies will also be followed (Figure 23). Initial updates from our RUBY-4 basket study are anticipated in the first half of 2024.
Figure 23

Acazicolcept, a Dual ICOS/CD28 Antagonist for Autoimmune and Inflammatory Diseases
Acazicolcept is an Fc fusion protein of a human inducible T cell costimulator ligand, or ICOSL, vIgD designed to inhibit simultaneously the CD28 and ICOS T cell costimulatory pathways (Figure 24). This vIgD is fused to an “effectorless” Fc backbone and is intended for the potential treatment of autoimmune and inflammatory diseases. Notably, acazicolcept is not a bispecific antibody construct. A traditional bispecific might be constructed of one domain binding ICOS and one domain binding CD28. Instead, acazicolcept makes use of a novel single vIgD domain capable of binding both ICOS and CD28 engineered by our scientists using our proprietary scientific platform.
Figure 24
CD28 has been long recognized to be required for naïve T cell activation. The therapeutic inhibitors of the CD28 pathway (e.g., abatacept, CTLA4-Ig; and belatacept, a second generation CTLA4-Ig) have proven valuable for the treatment of some inflammatory arthritis conditions (e.g., rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis) and for the prevention of renal allograft rejection or GVHD. However, therapeutic blockade of the CD28 pathway, primarily as studied with abatacept, has not been successful in several other inflammatory diseases (e.g., Crohn’s disease, lupus nephritis, MS) despite extensive evidence implicating T cells in disease pathogenesis and evidence of clinical biological activity. This suggests an additional pathogenic costimulatory pathway(s) remains unaddressed.
ICOS is part of the CD28 costimulatory family of molecules, including PD-1, CD28, and CTLA-4. ICOS is the most closely related family member to CD28, but, in contrast, is poorly expressed in naïve T cells. ICOS is, however, rapidly induced upon T cell activation. It appears to be a dominant costimulatory pathway in at least some effector or pathogenic T cells, such as potentially in the absence of CD28. Elevated levels of ICOS‑expressing T cells have been described in an increasing number of autoimmune and inflammatory diseases, correlating with disease activity. At the same time, inhibition of ICOS is effective in several preclinical inflammatory disease models. The ICOS pathway may therefore represent a major costimulatory pathway, nonredundant with CD28, and highly relevant to autoimmune and inflammatory diseases.
We have performed a number of preclinical experiments demonstrating acazicolcept is active in both in vitro and in vivo models, several of which are described below.
A potent immunomodulator of diseased cells
Acazicolcept inhibits cytokine production from human peripheral blood mononuclear cells in vitro more potently than single CD28 (abatacept, or CTLA4-Ig) or ICOS (prezalumab, or anti-ICOSL mAb) pathway inhibitors alone or in combination (Figure 25).

Figure 25
Sjögren’s Syndrome Model
Sjögren’s syndrome is an autoimmune disease in which immune cells attack the glands that produce saliva and tears, as well as other internal organs. In an animal model of salivary gland inflammation (sialoadenitis), a key organ manifestation of Sjögren’s syndrome, acazicolcept appeared more efficacious in reducing the incidence and severity of sialadenitis as compared to abatacept or wild-type ICOSL-Fc alone or in combination. These data were presented at the 2019 annual meeting of the ACR. (Figure 26)
Figure 26

Systemic Lupus Erythematosus Model
SLE is an autoimmune disease characterized by the dysregulation of T and B cell activation. At the 2023 annual meeting of the ACR, we published data demonstrating that acazicolcept target-related genes (ICOS, CD80, CD86) are upregulated in the T and B cells of SLE patients compared to healthy adults and that acazicolcept suppresses expression of genes associated with T cell activation and/or implicated in the pathogenesis of SLE more potently than inhibitors of the CD28 or ICOS pathways alone (Figure 27). In addition, acazicolcept has demonstrated efficacy in a preclinical bm12 inducible model of SLE where treatment with acazicolcept reduced serum titers of anti-dsDNA autoantibodies throughout the study compared to Fc control treatment (Figure 28). We evaluated acazicolcept in a Phase 1 healthy volunteer study and in the second quarter of 2021 initiated patient dosing in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE.
Figure 27
Figure 28
Arthritis Model
Figure 29 shows data from an in vivo collagen-induced arthritis model. This model is designed to test a drug’s ability to reduce inflammatory signals thought to play a role in rheumatoid arthritis, psoriatic arthritis, and other types of inflammatory arthritis conditions. In the data published in the peer reviewed journal Arthritis & Rheumatology, acazicolcept was superior to abatacept, a drug approved by the FDA to treat rheumatoid, psoriatic, and juvenile idiopathic arthritis (Arthritis Rheumatol. 2023 Aug;75(8):1344-1356).
Figure 29
Human Xenograft GVHD Model
Acazicolcept has been studied in an in vivo mouse model of GVHD, a damaging and potentially fatal inflammatory disease frequently observed following allogeneic stem cell and/or bone marrow transplant treatments for cancer or other serious diseases. The results published in the peer-reviewed journal Science and Translational Medicine and represented in Figure 30 show acazicolcept had superior survival when dosed three times per week for four-weeks compared to belatacept (an FDA-approved drug for prevention of renal allograft rejection - a type of inflammation-related rejection process analogous to GVHD. Belatacept is a more potent variant of abatacept, which is FDA-approved for the prevention of GVHD) (Sci Transl Med. 2020 Oct 7;12(564):eaay4799). In fact, 100% of acazicolcept multi-dose treated animals across three different dose levels survived. Animals given only a single dose of acazicolcept performed comparably to animals treated with belatacept dosed 3x/week for four weeks, demonstrating the potency and efficacy of acazicolcept in this disease model.

Humanized Graft-Versus-Host Disease (GVHD)

100
75
50
25
0
Percent survival
0
5
10
15
20
25
30
35
40
45
Study Day
Acazicolcept 500 μg
Acazicolcept 100 μg
Acazicolcept 20 μg
3x/wk x 4 wk
Belatacept (Nulojix)
3x/wk x 4 wk
Acazicolcept 100 μg
Single Dose
Saline

Figure 30

Summary of Acazicolcept Program Preclinical Data
Our scientists and collaborators have demonstrated in in vivo preclinical studies that acazicolcept:
•suppresses expression of genes associated with T cell activation and/or implicated in the pathogenesis of SLE more potently than inhibitors of the CD28 or ICOS pathways alone;
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
•demonstrates control of colitis in an animal model of IBD; and
•shows improved disease scores in an animal model of MS, compared to abatacept.
Acazicolcept Clinical Development
We have completed a Phase 1 study of acazicolcept in healthy volunteers (NCT03748836). This study was designed to evaluate the safety and tolerability of single and multiple ascending intravenous and/or subcutaneous doses of acazicolcept. In addition, pharmacokinetics, pharmacodynamics and exploratory biomarkers were evaluated to help determine acazicolcept’s potential for the treatment of autoimmune and inflammatory diseases. Results of the study were presented at the 2020 European Alliance of Associations for Rheumatology (EULAR) E-Congress and published in the peer-reviewed journal Clinical Translational Science (doi:10.1111/cts.12983). The first-in-human study randomized 96 healthy adults to receive single or multiple, intravenous or subcutaneous, placebo or acazicolcept at doses ranging from 1 μg/kg to 10 mg/kg. At all dose levels, acazicolcept was well-tolerated, with no severe adverse events, clinically-significant immunogenicity events, or evidence of cytokine release. Pharmacokinetics and pharmacodynamics (Figure 31) exhibited desirable dose dependence, with increasing doses corresponding to increasing duration of complete, or near-complete target saturation, as well as inhibition of antibody responses to keyhole limpet hemocyanin, or KLH, immunization.

Single Ascending Dose
10 mg/kg (n=4)
3 mg/kg (n=4)
1 mg/kg (n=4)
0.3 mg/kg (n=4)
0.1 mg/kg (n=4)
0.03 mg/kg (n=3)
0.012 mg/kg (n=2)
3 mg/kg, SC (n=4)
1 mg/kg, SC (n=3)
[ALPN-101] (µg/mL)
Time (day)
Multiple Ascending Dose
0.3 mg/kg, Q1W (n=6)
1 mg/kg, Q1W (n=6)
1 mg/kg, Q2W (n=5)
[ALPN-101] (µg/mL)
Time (day)
TS(%)
SAD:
0.001 mg/kg
0.003 mg/kg
0.006 mg/kg
0.012 mg/kg
0.03 mg/kg
0.1 mg/kg
0.3 mg/kg
1 mg/kg
3 mg/kg
10 mg/kg
1 mg/kg, SC
3 mg/kg, SC
MAD:
1 mg/kg, Q2W
1 mg/kg, Q1W
0.3 mg/kg,Q1W
CD4+ Target Saturation (%)
Time (day)
anti-KLH IgG
Placebo
SAD:
1 mg/kg
3 mg/kg
10 mg/kg
1 mg/kg, SC
3 mg/kg, SC
MAD:
0.3 mg/kg, Q1W
1 mg/kg, Q1W
1 mg/kg, Q2W
anti-KLH IgG Ratio (posdose/baseline)
Time (day)

Figure 31
Supported by these results, and as part of the AbbVie Agreement, we initiated Synergy, an international, double-blind placebo-controlled Phase 2 study of acazicolcept in patients with SLE in mid-2021. In December 2023, per the terms of the AbbVie Amendment, we stopped enrollment in the Synergy study to allow for an early assessment of the study’s clinical trial data. In connection with the AbbVie Amendment, the fee to license acazicolcept was reduced to $10 million, and other potential payments under the AbbVie Agreement related to future development, commercial and sales-based milestones, as well as sales-based royalties were reduced by 25%. The final analysis, after the last patient enrolled in Synergy completes their study protocol, is expected to occur by the end of 2024. For additional information regarding the AbbVie Agreement, please refer to the section of this report titled “Business — Partnerships.”
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
Collaboration with Amgen (December 2021)
In December 2021, we entered into the Amgen Agreement, pursuant to which we granted to Amgen rights to our Existing Program and agreed to collaborate with Amgen in the discovery, research and preclinical development of up to three Research Programs, and products arising from the Existing Program and the Research Programs, or the Agreement Products.

Existing Program
We granted to Amgen an exclusive, worldwide, royalty-bearing, sublicensable license under our intellectual property rights for the development, manufacture and commercialization of Agreement Products associated with the Existing Program, or the Existing Program Products, for all applications; however, Amgen has agreed not to pursue the Existing Program Products for oncology. In addition, we granted to Amgen a non-exclusive license to access our libraries of proteins and molecules for research, discovery and identification of additional compounds meeting the agreed criteria (subject to certain exceptions, including compounds reserved by us from the libraries, as set forth in the Amgen Agreement) which would be included in Amgen’s license (Research Programs). In addition, Amgen will pay us for the costs and expenses of conducting such activities under the deliverables plans.
Research Programs
Under the Amgen Agreement, during a limited research term, we will conduct, together with Amgen, up to three Research Programs for specified biological targets selected by Amgen (subject to certain exceptions, including targets reserved by us) to discover proteins and molecules with specified attributes and biological functions, pursuant to a mutually agreed research plan for each such Research Program. Each party has the right to reserve certain targets and to replace such reserved targets or reserve more targets (up to a fixed number) through a gatekeeper mechanism. We will deliver certain compounds meeting the agreed criteria for each Research Program as mutually agreed upon by the parties. Amgen will pay us for the costs and expenses for conducting its activities under the Research Programs. As agreed between the parties, Amgen will own the inventions and intellectual property developed from the Research Programs or otherwise associated with the Agreement Products arising therefrom.
Governance
The parties will establish a joint research committee composed of an equal number of representatives from each of Alpine and Amgen, which will, among other responsibilities, oversee and govern the Existing Program and the Research Programs and review and approve research plans. The parties will also form a joint patent committee comprised of one or two representatives of each party to discuss strategy and facilitate communication and coordination for prosecution and maintenance of the relevant patents under the Amgen Agreement.
Development, Manufacture, Regulatory and Commercialization.
Amgen will have the sole right and responsibility for development, manufacturing, regulatory activities and commercialization of all the Agreement Products. We will provide Amgen reasonable assistance and cooperation. In addition, we have agreed during the term of the Amgen Agreement not to conduct or enable any third party to conduct the development, manufacture or commercialization of certain competing products as set forth therein.
Financial Terms
In connection with the transaction, Amgen made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25% premium to the 30-day volume-weighted average share price as of December 9, 2021.
As of December 31, 2023, we have completed our activities under the Existing Program. We continue to support activities related to the First Research Program. In January 2024, we received a termination notification from Amgen for the non-exclusive license to use the Second Research Program. A Third Research Program was not selected by the respective option deadline. In addition to the upfront payment and equity consideration, Amgen has agreed to future success-based payments related to development, regulators and commercial milestones, up to an aggregate amount of $381.0 million per program, or approximately $762.0 million in total, for the remaining programs.
Amgen has further agreed to pay us royalties based on future net sales of the Agreement Products. For the Existing Program, such royalty percentages range from a mid-single digit percentage to a low double-digit percentage of net sales, with the specific royalty rate depending on the aggregate net sales. For each Research Program, such royalty percentages are in a range of mid-single digit percentages of net sales, with the specific royalty rate depending on the aggregate net sales. Amgen’s obligations to pay royalties with respect to an Agreement Product and country will expire after specific criteria for such Agreement Product in such country including it no longer being covered by valid claims of applicable patent rights in such country, or the Royalty Term. Royalty payments are subject to reduction in specified circumstances, including expiration of patent rights, biosimilar competition, or Amgen is required to make payments to a third party with respect to an Agreement Product.

Term and Termination
Unless earlier terminated, the Amgen Agreement remains in effect until the expiration of the Royalty Term for all Agreement Products. The Amgen Agreement is subject to customary termination provisions including termination by a party for the other party’s uncured, material breach. Additionally, Amgen may terminate the Amgen Agreement with specified prior notice in its entirety or on a Program-by-Program basis, for any or no reason.
In the event of certain terminations of the Amgen Agreement, at our request, the parties will negotiate one or more licenses for us to develop, manufacture and commercialize terminated Agreement Products.
The Amgen Agreement includes certain other customary terms and conditions, including mutual representations and warranties, indemnification and confidentiality provisions.
Collaboration with AbbVie (June 2020)
In June 2020, we entered into the AbbVie Agreement, which grants to AbbVie an exclusive option to take an exclusive license to acazicolcept, or the License Option. In December 2023, per the terms of the AbbVie Amendment, we agreed to stop enrollment in our Synergy study to allow for an early assessment of the study’s clinical trial data. Currently enrolled patients will be allowed to complete their study treatment protocol. Amended payment terms are discussed below.
Under the terms of the AbbVie Agreement we granted to AbbVie an exclusive option to obtain an exclusive, royalty-bearing, sublicensable license to certain intellectual property rights for the research, development and commercialization of acazicolcept and any other molecule owned or controlled by us that binds to or directly modulates or targets ICOS at certain agreed-upon levels, or the Compounds, on a worldwide basis for all human and non-human diagnostic, prophylactic and therapeutic uses, subject to certain exceptions set forth in the AbbVie Agreement. Under the AbbVie Amendment, the License Option is immediately exercisable and will expire 90 days following our delivery of an agreed-upon data package described below to AbbVie, subject to certain exceptions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act, if required.
Financial Terms
In connection with the execution of the AbbVie Agreement in June 2020, AbbVie paid us a nonrefundable upfront payment of $60.0 million in cash. Per the terms of the AbbVie Amendment, if AbbVie exercises its License Option, they will pay a one-time cash payment of $10.0 million.
In addition to the upfront payment and License Option payment, AbbVie has agreed to make cash payments upon our achievement of certain development milestones, the Alpine Development Milestones, prior to the exercise of the License Option as set forth in a written development plan, up to an aggregate amount of $75.0 million, of which $45.0 million was achieved in 2021, and the remaining $30.0 million was removed under the AbbVie Amendment. Under the AbbVie Amendment, following the exercise of the License Option, AbbVie has agreed to make cash payments of up to$153.8 million upon AbbVie’s achievement of certain development and commercial milestones and additional cash payments of up to $337.5 million upon AbbVie’s achievement of certain sales-based cash milestones. AbbVie has further agreed to pay mid-single-digit percentage royalties on worldwide net sales of any pharmaceutical product that contains a Compound, or a Licensed Product, with the specific royalty rate depending on the aggregate net sales. AbbVie’s obligations to pay royalties with respect to a Licensed Product and country will expire upon the latest of the expiration of the last to expire valid patent claim applicable to such Licensed Product in such country, 10 years from the first commercial sale of the Licensed Product in such country, and the expiration of regulatory exclusivity for such Licensed Product in such country. Royalty payments are subject to reduction in specified circumstances, including expiration of patent rights, if average net sales decrease by a certain percentage after the introduction of a generic product, or if AbbVie is required to pay amounts to a third party in order commercialize a Licensed Product in a particular country.
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
Collaboration with Adaptimmune (May 2019)
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune, or the Adaptimmune Agreement, to develop next-generation SPEAR™ T cell products. Under the Adaptimmune Agreement, we performed certain research services and granted Adaptimmune a worldwide exclusive license to programs from our secreted immunomodulatory protein, or SIP, and transmembrane immunomodulatory protein, or TIP, technologies, in exchange for which Adaptimmune provided an upfront payment and research funding for ongoing programs. In addition, if respective pre-specified milestones for each of the two active research programs are achieved, we are eligible for downstream development and commercialization milestones of up to an aggregate amount of $105.0 million, and we are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
Manufacturing
We have established in-house non-current good manufacturing practices (non-cGMP), recombinant protein generation capabilities enabling our scientific platform, including validation of new scientific discoveries in vitro and in vivo. Having protein production capabilities in-house allows more rapid progression for vIgDs and vTDs generated by our scientific platform.
We have chosen U.S.-based contract drug substance and U.S., Australian, and German drug product manufacturers for our current good manufacturing practices, or cGMP, clinical trial supplies of acazicolcept and povetacicept. We believe these contract manufacturers’ particular expertise in protein production, analytical development and fill/finish provide us with the capability to meet rapid timelines encompassing the development of production cell-lines to manufacturing of clinical trial quantities of the biopharmaceutical product.
We have successfully completed two cGMP manufacturing drug substance campaigns for acazicolcept and two cGMP drug substance campaigns for povetacicept and believe we have produced sufficient quantities to execute our current Synergy and RUBY clinical trials. We have established a commercial scale manufacturing process for povetacicept and plan for our manufacturers to supply pivotal material to support our late-phase clinical studies.
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
See the risk factor “We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to ours.” in Part I, Item 1A of this report for more discussion of the effects of competition and competitors on our business.
Acazicolcept Program Competitors (ICOSL/CD28)
To our knowledge, there are currently no competitors with a single molecule targeting ICOS and CD28 simultaneously. The competitors listed below have programs targeting either ICOS or CD28 (or one of their ligands) for autoimmune and inflammatory diseases:
•an anti-CD28 monoclonal antibody fragment being developed by OSE ImmunoTherapeutics SA and Veloxis Pharmaceuticals Inc., a subsidiary of Asahi Kasei (FR104);
•an anti-CD28 peptide being developed by AtoxBio, Inc. (reltecimod (AB-103));
•CTLA-4-Fc fusion proteins targeting CD80 and CD86 being marketed Bristol Myers Squibb (abatacept and belatacept); and
•an anti-IL-17A and BAFF bispecific antibody being developed by Zura Bio (tibulizumab (ZB-106)).
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
•TACI-Fc being developed by Vera Therapeutics (atacicept);
•TACI-Fc being developed by RemeGen Ltd. (telitacicept (RC18));
•Anti-BAFF-R IgG1 being developed by Novartis AG (Ianalumab (VAY736));
•Anti-APRIL antibody being developed by Visterra, Inc., a subsidiary of Otsuka Pharmaceutical Co., Ltd. (sibeprenlimab (VIS649));
•Anti-BAFF, anti-ICOSL bispecific antibody being developed by Amgen Inc. (rozibafusp alfa (AMG570/MEDI0700)); and
•Anti-APRIL antibody being developed by Novartis AG (zigakibart).
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

•Compass Therapeutics, LLC (Targeted Immunomodulation™, StitchMabs™): Antibody discovery targeting the tumor-immune synapse;
•Harpoon Therapeutics, Inc., purchased by Merck & Co., Inc: TriTAC™ (Tri-specific T cell Activating Construct) contain CD3 binding domain, half-life extension domain, and antigen-binding domain;
•Shattuck Labs, Inc.: Agonist Redirected Antibody platform claimed to bind tumor-necrosis factor (TNF) and checkpoint targets;
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
Intellectual Property
Our scientific platform and substantially all our intellectual property have been developed internally. As of December 31, 2023, our patent portfolio consists of over 100 granted and registered patents, and over 230 pending patent applications. Our existing patents and any patents that may issue from the pending applications are expected to expire between 2036 and 2043, not including any patent term extensions that may be afforded under the Federal Food, Drug, and Cosmetic Act, or FFDCA, (and the equivalent provisions in foreign jurisdictions) for any delays incurred during the regulatory approval process relating to human drug products (or processes for making or using human drug products) or any other type of patent term extensions that may be available. Patent applications in our portfolio are directed to various target domains, and research programs under development. Each of these patent applications is solely owned by us. As we continue the development of our scientific platform and target vIgDs and vTDs, we intend to continue pursuing intellectual property protection for these technologies.
We have in-licensed some intellectual property and trade secret materials on a non-exclusive basis. To date, such non-exclusive in-licenses are solely related to commercially-available cell lines involved in the manufacturing of our programs. To date, no other intellectual property related to our scientific platform has been in-licensed. We have out-licensed two programs under our TIP and SIP technologies to Adaptimmune on an exclusive basis. Additionally, pursuant to the AbbVie Agreement, we have granted AbbVie an exclusive option to purchase an exclusive worldwide license to acazicolcept. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Finally, pursuant to the Amgen Agreement, we have granted Amgen an exclusive license of certain intellectual property and have entered into a collaboration for the development and commercialization of up to four preclinical candidates generated from Alpine’s unique discovery platform. These candidates include previously undisclosed multi-specific fusion protein-based therapeutic candidates for autoimmune and inflammatory diseases. Of these candidates, two remain active as of December 31, 2023, and no other out-licenses have been made.
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
•Phase 3, or pivotal clinical trials are commonly definitive efficacy studies of the experimental medication. Phase 3 trials are typically conducted when Phase 2 clinical trials demonstrate a dose range of the therapeutic candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites.
In some cases, the FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional post-approval clinical trials to further assess the biologic’s safety and effectiveness after BLA approval. Such post-approval clinical trials are typically referred to as Phase 4 clinical trials.
Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the biologic in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the therapeutic candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the therapeutic candidate does not undergo unacceptable deterioration over its shelf life. Further, clinical trial policies and regulations are subject to change by regulatory authorities, including in response to public health emergencies that may impact the safety of trial participants.
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
A sponsor may also seek approval of its therapeutic candidates under programs designed to accelerate FDA review and approval of BLAs. For instance, a sponsor may seek FDA designation of a therapeutic candidate as a “fast track product.” Fast track products are those products intended for the treatment of a serious or life-threatening disease or condition and which demonstrate the potential to address unmet medical needs for such diseases or conditions. If fast track designation is obtained, the FDA may initiate review of sections of a BLA before the application is complete. This “rolling review” is available if the applicant provides, and the FDA approves, a schedule for the remaining information. In some cases, a fast track product may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments, under the FDA’s accelerated approval program. Approvals of this kind typically include requirements for appropriate post-approval confirmatory clinical trials to validate the surrogate endpoint or otherwise confirm the effect of the clinical endpoint. The Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.
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
We believe any of our therapeutic products approved as a biological product under a BLA might qualify for a 12-year period of exclusivity currently permitted by the Biologics Price Competition and Innovation Act of 2009, or BPCIA. Specifically, the BPCIA established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be submitted by an applicant until four years after the date the reference product was first licensed and cannot be approved by the FDA until 12 years after the original branded product was first licensed under a BLA. There is a risk the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period or the FDA will not consider our therapeutic candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA and the courts. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes operating to limit the scope or length of exclusivity afforded by the BPCIA could have a material adverse effect on the future commercial prospects for our biological products. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products or for abbreviated pathways for follow on biological products. For example, biological products in Europe may be eligible for a 10-year period of exclusivity.
Under the Orphan Drug Act, the FDA may grant orphan drug designation to therapeutic candidates intended to treat a rare disease or condition, which is generally a disease or condition affecting fewer than 200,000 individuals in the U.S. or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation the cost of developing and making available in the U.S. a therapeutic candidate for this type of disease or condition will be recovered from sales in the U.S. for that therapeutic candidate. Orphan drug designation must be requested before submitting a marketing application for the therapeutic for that particular rare disease or condition. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The FDA may revoke orphan drug designation, and if it does, it will publicize the drug is no longer designated as an orphan drug. If a therapeutic candidate with orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the therapeutic candidate is entitled to orphan product exclusivity, which means the FDA may not approve any other applications to market the same therapeutic candidate for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains approval of the same therapeutic candidate as defined by the FDA or if our therapeutic candidate is determined to be contained within the competitor’s therapeutic candidate for the same indication or disease. In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the FDA published a notice in the Federal Register in January 2023 to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
Additionally, under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, or IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. The FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.
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
•provisions of the U.S. federal Health Insurance Portability and Accountability Act, or HIPAA, prohibiting knowingly and willfully executing a scheme to defraud any health care benefit program and making false statements relating to health care matters;
•provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
•the federal transparency laws, including the federal Physician Payment Sunshine Act, which was part of the ACA, requiring applicable manufacturers of certain drugs and biologics, among other covered medical products for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to track and report annually certain payments and other transfers of value they make to covered recipients, including U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as nurse practitioners and physician assistants, among others) and teaching hospitals, as defined by law, as well as physicians’ and physicians’ immediate family members’ ownership and investment interests in the applicable manufacturer, which are subsequently made publicly available in a searchable format on the CMS Open Payments website; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency reporting and compliance laws, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Human Capital
Our employees share a passion for meaningful work and are committed to solving the most complex problems in creating immunotherapies to treat autoimmune and inflammatory diseases. Our culture is guided by our core values of innovative thinking, collaboration, flexibility, bias for action, and healthy debate. As of December 31, 2023, we had 142 employees, of which 113 are engaged in research and development activities and 29 in general and administrative. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
Corporate Information
On July 24, 2017, Alpine Immune Sciences, Inc., completed its business combination with Nivalis Therapeutics, Inc., or Nivalis, a publicly held company. In connection with the merger, Nivalis changed its name to Alpine Immune Sciences, Inc. Nivalis was incorporated in Delaware in March 2007. Alpine Immune Sciences, Inc. (prior to its business combination with Nivalis) was incorporated in Delaware on December 30, 2014.
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
We plan to develop novel protein-based immunotherapies in part via our proprietary directed evolution platform for the treatment of autoimmune and inflammatory diseases. The potential to create therapies capable of working within and/or modulating an immune synapse, forcing a synapse to occur, or preventing a synapse from occurring is an important, novel attribute of the majority of our approaches. However, the scientific research underlying our efforts to develop therapeutic candidates based on our platform is relatively new. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platform is both preliminary and limited.
Relatively few therapeutic candidates based on IgSF domains or TNFRSF domains have been tested in humans. We may discover the therapeutic candidates developed using our scientific platform do not possess certain properties required for the therapeutic candidate to be effective. We currently have only limited data to suggest we can introduce these necessary therapeutic properties into vIgD- or vTD- based therapeutic candidates. In addition, vIgDs or vTDs may demonstrate different chemical and pharmacological properties in human subjects or patients than they do in laboratory studies. Even if our programs have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. While we continue to evaluate our vIgDs and vTDs preclinically and clinically, their risk profiles in humans are still being fully assessed. Undesirable side effects that may be caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete clinical trials or result in potential product liability claims. For example, we voluntarily terminated enrollment in both clinical studies involving davoceticept, including the NEON-1 study of davoceticept as monotherapy and the NEON-2 study of davoceticept in combination with pembrolizumab. The decision to terminate enrollment in the davoceticept studies was made following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study. Occurrences like these may harm our business, financial condition and prospects significantly. As a result, we may never succeed in developing a marketable therapeutic, we may not become profitable, and the value of our common stock may decline.
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
Even if approval is obtained for a therapeutic candidate, we may not generate or sustain revenue from sales of the therapeutic product due to factors such as whether the therapeutic product can be sold at a competitive price and otherwise accepted in the market. Therefore, any revenue from sales of the therapeutic product may not offset the costs of development. The therapeutic candidates we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on our therapeutic products, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable coverage or reimbursement for, any therapeutic products developed by our company, our existing collaborators, or any future collaborators. Market acceptance of our therapeutic products will depend on, among other factors:
•the timing of any marketing and commercialization approvals;
•the geographies, terms and scope of any approvals;
•the safety and efficacy of our therapeutic products;
•the prevalence and severity of any adverse side effects associated with our therapeutic products and other therapeutics of the same type or class as our therapeutic products;
•limitations or warnings contained in any labeling approved by the FDA or other regulatory authorities;
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
With our development focus, these risks may increase to the extent this field becomes more competitive or less favored in the commercial marketplace. Additional risks apply in relation to any disease indications we pursue which are classified as rare diseases and allow for orphan drug designation by regulatory agencies in major commercial markets, such as the United States, the European Union, and Japan. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved therapeutic product with orphan drug designation, such therapeutic product may not generate enough revenue to offset costs of development, manufacturing, marketing, and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design, or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications classified as rare. Our estimates regarding potential market size for any rare indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a therapeutic product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.
If a therapeutic product with orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, such therapeutic product is entitled to orphan product exclusivity, which means the FDA may not approve any other applications to market the same therapeutic product for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our therapeutic products for seven years if a competitor obtains approval of the same therapeutic product as defined by the FDA or if our therapeutic product is determined to be within the same class as the competitor’s therapeutic product for the same indication or disease. In response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), on January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

As in the United States, we may apply for designation of a therapeutic product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Sponsors of orphan drugs in the European Union can enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show its therapeutic product is safer, more effective, or otherwise clinically superior to the orphan-designated therapeutic product. The respective orphan designation and exclusivity frameworks in the United States and in the European Union are subject to change, and any such changes may affect our ability to obtain EU or U.S. orphan drug designations in the future.
Our therapeutic candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability.
We have no products on the market and all of our therapeutic candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approval and IRB approval to conduct clinical trials at particular sites, obtaining regulatory approvals to market our therapeutic candidates and successfully commercializing our therapeutic candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our therapeutic candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. For example, in October 2022, we announced the termination of enrollment of our clinical studies with davoceticept (NEON-1 and NEON-2) after we were notified of a second death in the NEON-2 study, which investigated davoceticept in combination with pembrolizumab. We are currently focused on advancing the development of povetacicept and acazicolcept; however, even with the significant investment of time and funding to advance these product candidates, we cannot guarantee that our clinical and preclinical development efforts will be successful. The start or end of a clinical study is often delayed or halted due to delays in or failure to obtain regulatory approval to commence the study, delays in or failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs, or clinical trial sites, delays in or failure to obtain IRB approval at each site, changing regulatory requirements, manufacturing challenges, clinical sites or CROs deviating from the trial protocol or failing to comply with regulatory requirements or meet contractual obligations, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative therapeutic or required prior therapy, clinical outcomes, failure of patients to complete the trial or return for post-treatment follow-up, or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, requirements to manufacture additional drug supply, or termination of a clinical trial. Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other clinical trials for the relevant disease.
A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. The novelty of our platform may mean our failure rates are higher than historical norms. The results from preclinical testing or early clinical trials of a therapeutic candidate may not predict the outcome of later phase clinical trials of the therapeutic candidate, particularly in autoimmune and inflammatory disorders. For example, in November 2023, we released initial clinical data from our RUBY-3 clinical trial of povetacicept in adult patients with autoimmune glomerulonephritis. Even though the initial clinical data from our RUBY-3 clinical trial were positive, there can be no assurance that our ongoing povetacicept program will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of povetacicept. We will have to conduct additional trials in our proposed indications to verify the results obtained to date in our preclinical and clinical studies and to support any future regulatory submissions. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether our clinical trials will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for supporting a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.
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
Because we have limited financial and operational resources, we must prioritize our research programs and will need to focus our discovery and development on select product candidates and indications. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of potential product candidates and indications that we intend to utilize with our clinical development strategy. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical trials and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates showing promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. We have evaluated acazicolcept in a Phase 1 healthy volunteer trial and previously initiated a Phase 1b/2 study of acazicolcept in patients with steroid-resistant or steroid-refractory active acute graft-versus-host disease, or SR-aGVHD. We terminated this Phase 1b/2 SR-aGVHD study in June 2020. Our Phase 2 study in SLE has materially increased our research and development spending, and such expenditures have exceeded our expectations. SLE is a challenging indication and a number of trials conducted by other companies have failed after significant investment of time and funding. We cannot predict whether our efforts in this indication will be successful. If we are unsuccessful, it is unlikely that AbbVie would exercise its option for acazicolcept pursuant to the AbbVie Agreement and, as a result, we would not receive the option payment pursuant to this agreement and we would not be eligible for future milestones and royalties. In addition, we had initiated our Phase 1 studies of davoceticept, but terminated enrollment in these studies in October 2022 following notification of a second Grade 5 serious adverse event (death) in the NEON-2 study. We will have to conduct additional preclinical studies and human trials in our proposed indications of povetacicept and acazicolcept to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether Phase 1, Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our therapeutic candidates. For example, in November 2023, we released initial clinical data from our RUBY-3 clinical trial of povetacicept in adult patients with autoimmune glomerulonephritis. Even though the initial clinical data from our RUBY-3 clinical trial were positive, there can be no assurance that our ongoing povetacicept program will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of povetacicept. Any of the foregoing outcomes would materially and adversely impact our business, product candidate pipeline and future prospects.
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
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including supply chain disruptions, staffing shortages and other business and economic disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, as well as other disruptions resulting from the impact of public health factors, including pandemics or other health crises, business disruptions of our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until completion of treatment and adequate follow-up. The enrollment of patients depends on many factors, including:
•inability to enroll, or delay in enrollment of, patients due to infectious disease outbreaks and public health crises;
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
In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigation sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Geopolitical events in countries where we have or seek to have clinical trial sites can also negatively impact our ability to enroll patients in our trials. For example, we had intended to open trial sites in Russia for both our ongoing Synergy trial and our planned Phase 2 trial in SLE with povetacicept. Following the start of the Russia-Ukraine conflict, we abandoned our plans to open these sites. Although no sites in Russia had been opened, we had to revise our plans and locate alternative trial sites to enable us to achieve our targeted enrollment numbers and enrollment rates for these trials. These delays or delays in any other trials we conduct may also affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.
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
If serious adverse events or undesirable side effects arise, we could be required to suspend, delay, or halt our clinical trials. For example in October 2022, we voluntarily terminated enrollment in both clinical studies involving davoceticept following a second Grade 5 serious adverse event (patient death) in the NEON-2 trial. Additionally, serious adverse events or undesirable side effects could cause regulatory authorities to deny approval or require us to limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Undesirable side effects could also result in an expansion in the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Side effects that are observed during the trial, whether treatment related or not, could also affect patient recruitment for future trials or the ability of enrolled patients to complete the trial or result in potential product liability claims. For example, adverse events in our RUBY-3 clinical trial were generally mild or moderate in severity, however, there can be no guarantee that we will observe a similar adverse event profile of povetacicept in our ongoing or other future clinical trials. Many compounds that initially show promise in clinical or earlier-stage testing are later found to cause undesirable or unexpected side effects that prevent further development of the compound.
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
We face competition from entities that have developed or may develop therapeutic candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to ours.
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
Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If these companies develop technologies or therapeutic candidates more rapidly than we do, or their technologies, including delivery technologies, are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected. For additional information regarding our competitors and the competitive landscape, please refer to the section of this report titled “Business — Competition.”
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
We face risks related to pandemics, other health epidemics and outbreaks, which could significantly disrupt our operations and/or business, including our clinical trials. For example, the COVID-19 pandemic broadly affected the global economy across many industries and resulted in significant government measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. Our business could be adversely impacted by the effects of future pandemics, other health epidemics or outbreaks.
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
Additionally, certain of our research and development efforts are also conducted globally. For example, the povetacicept healthy volunteer study includes investigative sites in Australia, and our Synergy trial includes investigative sites in Korea and Poland. A health epidemic or other infectious disease outbreak may materially and adversely affect our business, financial condition and results of operations. Our supply chain for raw materials, drug substance or drug product is also worldwide and, accordingly, could be subject to disruption. There may be restrictions on the export or shipment of raw materials, drug substance or drug product that could materially delay our business or clinical trials.
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
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in June 2020, we entered into the AbbVie Agreement for the development of acazicolcept, which was amended in December 2023; and in December 2021, we entered into the Amgen Agreement pursuant to which we granted to Amgen rights to our Existing Program and we and Amgen agreed to collaborate in the discovery, research and preclinical development of up to three Research Programs for other designated biological targets. As of December 31, 2023, we have completed our activities under the Existing Program. We continue to support activities related to the First Research Program.
Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash. Prior to the exercise of the License Option, AbbVie also agreed to make aggregate payments of up to $75.0 million in development milestones, of which $45.0 million was achieved in the second quarter of 2021, and the remaining $30.0 million was removed under the AbbVie Amendment. Also under the AbbVie Amendment, we are eligible to receive $10.0 million if AbbVie exercises the License Option, and up to an aggregate of $491.3 million for certain development, commercial and sales-based milestones, and royalties on any future net sales. Through December 31, 2023, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
Pursuant to the AbbVie Agreement, as amended by the AbbVie Amendment, we have stopped enrollment of our Phase 2 study of acazicolcept in SLE, the Synergy study, and, once the last patient enrolled in the Synergy study has completed the study protocol, we will generate a data package in order for AbbVie to evaluate exercising its exclusive option, including all activities reasonably necessary to complete our obligations under the Synergy study. There can be no assurance that AbbVie will exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize acazicolcept or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. For additional information regarding the AbbVie Agreement, please refer to the section of this report titled “Business — Partnerships.”

Pursuant to the terms of the Amgen Agreement, we received an upfront payment of $25.0 million as well as an equity investment for which they paid $15.0 million. We are also eligible to receive milestone payments upon our achievement of certain preclinical, clinical and regulatory and commercialization milestones, up to an aggregate amount of $381.0 million per program, or a total of approximately $762.0 million for the remaining programs, if all milestones are met, as well as royalties on future product sales. Pursuant to the Amgen Agreement, we will conduct certain research activities under a research program; however, even though we have completed our activities under two programs under the Amgen Agreement, and even if we successfully perform our obligations under the remaining programs under the Amgen Agreement, there is no certainty that Amgen will continue the development of any of the programs, or, if development is continued, if such programs will ultimately succeed and receive regulatory approval. Amgen will have discretion in determining and directing its efforts and resources for future development activities and, if approval is obtained, commercialization and marketing of the approved drug. For example, Amgen declined to select one program by the respective option deadline and in January 2024 we received a termination notification from Amgen related to a completed fourth program. As a result, there can be no assurances that we will achieve additional milestones pursuant to the Amgen Agreement. For additional information regarding the Amgen Agreement, please refer to the section of this report titled “Business — Partnerships.”
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
Continued advancement of our other product candidates and other development efforts depends, in part, upon the efforts of AbbVie, Amgen, Adaptimmune and other future collaborators. If our collaborators do not dedicate sufficient resources to the development of product candidates that are the subject of our agreements, such product candidates may never be successful and we may be ineligible to receive additional milestone payments or royalties pursuant to the terms of our arrangements, which could have a material adverse impact on our financial results and operations. Even if we and our collaborators dedicate sufficient resources to our collaboration agreements, neither we nor our collaborators may be effective in obtaining approvals for any therapeutic candidates or, if approved, the successful commercialization of any approved products. Collaborators may change their strategic focus or pursue alternative technologies after entering into a collaboration agreement with us, which could result in reduced, delayed or no revenue to us. Disputes regarding collaboration agreements, including disputes pertaining to ownership of intellectual property, may also arise and if we and our collaborators are unable to resolve such disputes, litigation proceedings may occur, which could further delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expenses, any of which could materially and negatively impact our business.
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
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their expected duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials, or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and with legal, regulatory and scientific standards. The FDA and certain foreign regulatory authorities, such as the EMA, require preclinical studies to be conducted in accordance with applicable GLPs and clinical trials to be conducted in accordance with applicable FDA regulations and GCPs, including requirements for conducting, recording, and reporting the results of preclinical studies and clinical trials to assure data and reported results are credible and accurate and the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Any such event could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We have established in-house recombinant protein generation capabilities for producing sufficient protein materials to enable a portion of our current preclinical studies. We rely on third-party supply and manufacturing partners to supply the materials, components, and manufacturing services for a portion of preclinical studies and also rely on such third parties for all our clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials for clinical trial supplies and our current manufacturing facilities are insufficient to supply such components and materials for all of our preclinical studies. Certain raw materials necessary for the manufacture of our therapeutic products, such as cell lines, are available from a single or limited number of source suppliers on a purchase order basis. There can be no assurance our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, of satisfactory quality or quantity, or continue to be available at acceptable prices. In particular, any replacement of our therapeutic substance manufacturer for povetacicept or acazicolcept could require significant effort and expertise and could result in significant delay of our preclinical or clinical activities because there may be a limited number of qualified replacements. While we are actively working to onboard additional therapeutic substance manufacturers for our product candidates, this process can take many months and even if an additional manufacturer is identified and engaged, such manufacturers may fail to produce therapeutic substance that satisfies specifications for our clinical trials. Even if we have sufficient quantities of drug product for planned or ongoing clinical trials, delays in trial initiation, patient enrollment or other extensions of trial timelines may result in the expiration of such drug product prior to its use in such trials and necessitate additional production runs and/or fill/finish work, which in turn could extend trial timelines. In addition, disruptions to ports and other shipping infrastructure, due, for example, to the impacts of a pandemic, may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we have not yet suffered any direct, material negative impacts from supply chain disruptions, we cannot be certain that we will not be impacted, which could increase our costs or negatively impact our development timelines.
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
Our company, our therapeutic candidates, our suppliers, and our contract manufacturers, distributors, and contract testing laboratories are subject to extensive regulation by governmental authorities in the European Union, the United States, and other jurisdictions, with regulations differing from country to country.
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
In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. Additionally, if the U.S. Supreme Court reverses or curtails the Chevron doctrine, which provides for judicial deference to regulatory agencies’ interpretation of federal statutes, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could delay the FDA’s review of our marketing applications.
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
•business interruptions resulting directly or indirectly from geopolitical actions, including current wars in Israel and in the Ukraine, other regional conflicts, war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•changes in regulatory requirements and policies that apply to our business, including changes in the regulatory approval process, clinical trial requirements, data standards, and export regulations and controls.
In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
Risks Related to Our Personnel and Operations
We will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee we will have sufficient funds available in the future to develop and commercialize our current or future therapeutic candidates.
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. We have historically dedicated a significant portion of our resources to research and development, and we expect such expenses to continue to increase as we pursue the clinical development of povetacicept. Our research and development expenses could increase significantly in future periods, especially if we initiate a potential pivotal trial of povetacicept in IgAN and a phase 2 study in SLE in the second half of 2024 (subject to engagement with and approval from the FDA). As of December 31, 2023, we had $368.2 million in cash and cash equivalents, restricted cash, and investments, Based on our current operating plan, we believe our available cash and cash equivalents and investments will be sufficient to fund our planned level of operations, including anticipated capital expenditures, for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities, or the rate at which we will require such funds. We may expend our capital resources faster than we anticipate. To execute our business plan, we will need, among other things:
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
To date, we have financed our operations primarily through the sale of equity securities, debt, and payments received under our collaboration agreements. We will be required to seek additional funding in the future and may do so through a combination of public or private equity offerings, debt financings, credit and loan facilities, research collaborations, and license agreements, including pursuant to our Sales Agreement with Cowen and Company LLC, or TD Cowen, for the sale of our common stock, from time to time, through an “at-the-market” equity offering for up to $100.0 million in aggregate gross proceeds. As of December 31, 2023, we have sold 919,413 shares of common stock under the Sales Agreement for a price of $10.93 per share and have received gross proceeds of $10.0 million. Our ability to raise additional funds from these or other sources will depend on financial, economic, and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders.
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
We are a clinical-stage biopharmaceutical company, with a limited operating history, focused on developing treatments for autoimmune and inflammatory diseases. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the year ended December 31, 2023, our net loss was $32.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the continued inflationary environment. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
From time to time, we may publish interim, preliminary or topline data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Interim or preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. For example, in November 2023, we released initial clinical data from our RUBY-3 clinical trial of povetacicept in adult patients with autoimmune glomerulonephritis. Even though the initial clinical data from our RUBY-3 clinical trial were positive, there can be no assurance that our ongoing povetacicept program will demonstrate adequate efficacy and safety results and that we will be able to obtain regulatory approval of povetacicept.
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
We have limited experience in therapeutic development and very limited experience with clinical trials of therapeutic candidates. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. For example, as we continue with the development of our product candidates, including povetacicept, we will need to hire additional personnel in clinical operations. We also must manage relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws, regulations, guidance and codes of conduct intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws, regulations, guidance statements, and codes of conduct may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive program, health care professional, and other business arrangements. As our business is heavily regulated, it involves significant interaction with government officials, including potentially officials of non-U.S. governments. Additionally, in many countries, healthcare providers are employed by the government, and the purchasers of biopharmaceuticals are government entities. As a result, our dealings with are subject to regulation and such healthcare providers and employees of such purchasers may be considered “foreign officials” as defined in the FCPA. Recently, the Securities and Exchange Commission, or the SEC, and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology companies. We also may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations and if we fail to comply with these laws and regulations, we may face significant penalties, finds and/or denial of certain export privileges.
Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, including debarment or disqualification of those employees from participation in FDA regulated activities and serious harm to our reputation. This could include violations of provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union General Data Protection Regulation.
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
The Animal Welfare Act, or AWA, governs the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations governing the humane handling, care, treatment, and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size and feeding, watering, and shipping conditions. Third parties with whom we contract are subject to registration, inspections, and reporting requirements under the AWA. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and or obligations exist in many foreign jurisdictions. If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.
Our current operations are concentrated in one location and any events affecting this location may have material adverse consequences.
Our current operations are primarily situated in Seattle, Washington. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, power outage, telecommunication failure, or other natural or man-made accidents or incidents resulting in our company being unable to fully utilize the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our therapeutic candidates, or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you the amounts of insurance will be sufficient to satisfy any damages and losses or that the insurance covers all risks. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations, and prospects.
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
Risks Related to Our Financial Position and Capital Needs
The investment of our cash and cash equivalents in fixed income and other investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of December 31, 2023, we had $368.2 million in cash and cash equivalents, restricted cash, and investments; our investments primarily include highly liquid funds with a contractual maturity of each security of less than two years. We expect to continue to invest our excess cash in fixed income and other investments. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.

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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, enacted in December 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, enacted in April 2020, significantly changed the U.S. Internal Revenue Code, or IRC. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. In addition, beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement to capitalize Section 174 expenditures is not modified, it may increase our effective tax rate and our cash tax liability.
We have generally accounted for changes related to the TCJA in accordance with our understanding of the legislation and guidance available as of the date of this filing as described in more detail in our financial statements and will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to federal tax law. As another example, on August 16, 2022, the IRA was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. It is unclear at this time what, if any, impact the IRA will have on our company's tax rate and financial results. We will continue to evaluate the IRA’s impact (if any) as further information becomes available. In addition, adverse changes in the financial outlook of our operations or further changes in tax laws or regulations could lead to changes in our valuation allowances against deferred tax assets on our accompanying Consolidated Balance Sheets, which could materially affect our results of operations.

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
We have commissioned Section 382 studies, focused on our wholly owned operating company and subsidiary, AIS Operating Co., Inc., evaluating changes in ownership for periods from inception through December 31, 2023 and have concluded that we experienced ownership changes in 2016 and 2021, and as a result, our ability to use research and development tax credit and NOL carryforwards created prior to September 17, 2021 has been limited. We have incorporated the resulting limitations into our provision for income taxes for the years ended December 31, 2023 and 2022. Though limited in the amount which can be utilized for the year ended December 31, 2023, and annually thereafter, the restrictions do not definitively prevent the impacted research and development tax credit carryforwards from utilization in future years and before expiration. As such, we have not reduced our research and development tax credit carryforwards as of December 31, 2023.
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
Provisions of debt instruments may restrict our ability to pursue our business strategies.
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
If we enter into future debt financing arrangements similar to our recently repaid term loan facility, such debt financing arrangements may include similar restrictions. If we do pursue such debt financing with such restrictions, these restrictions could inhibit our ability to pursue our business strategies. In addition, if we are required to use our lender for certain banking services, we could be exposed to the risks discussed in “Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, financial condition and prospects.” If we default under future debt financing arrangements, including a material adverse change in our business, operations or condition (financial or otherwise), and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross defaults under other debt instruments, if any. Our assets and cash flow may not be sufficient to fully repay borrowings under any outstanding debt instruments if some or all of these instruments are accelerated upon a default. We may incur additional indebtedness in the future. The debt instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our previous debt instruments. If we are unable to repay, refinance or restructure any future indebtedness when payment is due, the lenders could proceed against the collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.
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
Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems, and those of our third-party CROs, other contractors (including sites performing clinical trials) and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. The increase in remote working in recent years has increased certain security threats, and phishing and social engineering attacks have increased in recent years. Additionally, cybersecurity researchers have warned of heightened risks of cyberattacks in connection with geopolitical events such as the war in Israel and Russia’s conflict in Ukraine. Any disruption or security incident that were to result in any loss, destruction, unavailability, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our applications, any other data processed or maintained on our behalf or other assets, or any belief or reporting that any of these has occurred, could cause us to incur liability, financial harm and reputational damage and could lead to delays in the development and commercialization of our product candidates. We cannot assure you that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage or unauthorized access to, our data and other data processed or maintained on our behalf or other assets that could have a material adverse effect upon our reputation, business, operations or financial condition. We and certain of our contractors and consultants are, from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if any system failure, accident, or other disruption, or any security breach or incident, impacting us or any of our third-party CROs or other contractors or consultants, were to occur and cause interruptions in our operations, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss, corruption, or unavailability of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Further, any such event that leads to loss, damage, or unauthorized access to, or use, alteration, or disclosure, dissemination, unavailability or other processing of, personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of December 31, 2023, our patent portfolio consists of over 100 granted and registered patents, and over 230 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
The EU Patent Package was implemented on June 1, 2023 with the goal of providing a single pan-European Unitary Patent, or UP, having a unitary effect across all participating countries, and a new European Unified Patent Court, or the UPC, for litigation involving European patents in member states that have acceded and ratified the EU Patent Package. As a result, the default for all European patents, including those granted prior to ratification of the EU Patent Package, is to automatically fall under the jurisdiction of the UPC. For recently granted European patents, an applicant may request UP status no later than one month after grant. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out from the UP and the UPC with our future European patents, but doing so may preclude us from realizing the benefits of the UP and UPC. However, if we do not meet all of the formalities and requirements for opting out under the UPC, our future European patents could remain under the jurisdiction of the UPC as European Unitary Patents. If and when our European patent applications are granted as a European Unitary Patent, the UPC provides our competitors with a new forum to centrally revoke our European Unitary Patents in a single judicial forum. Moreover, the UPC allows a competitor the possibility of obtaining an injunction throughout the EU member states who have acceded to the EU Patent Package against our commercial products. Such a loss of patent protection, and the ability to enjoin our commercial products in a single UPC proceeding, could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.
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
If we were to initiate legal proceedings against a third party to enforce a patent covering our technology, including therapeutic candidates and products, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including for example, patent ineligibility, lack of novelty, lack of written description, obviousness, or non-enablement. Recent cases, including the recent U.S. Supreme Court decision in Amgen Inc. v. Sanofi, may impact the claim scope of biological therapeutic products, including certain of our therapeutic candidates and products. Grounds for an unenforceability assertion could be an allegation someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology, including our platform technology and therapeutic candidates and products. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology, including our platform technology and therapeutic candidates and products, if competitors design around our protected technology, including our platform technology and therapeutic candidates and products, without legally infringing our patents or other intellectual property rights.
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
Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular therapeutic candidate for which we are seeking approval. The FDA, the EMA and other regulatory authorities have substantial discretion in the approval process, and in determining when or whether regulatory approval will be obtained for any of our therapeutic candidates. Even if we believe the data collected from preclinical and clinical trials of our therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority. For example, in light of the positive data we announced in November 2023 from our RUBY-3 clinical trial of povetacicept in adult patients with autoimmune glomerulonephritis, we intend to engage with the FDA in order to advance povetacicept into a pivotal study in IgAN in the second half of 2024. However, we cannot be certain that the FDA will be receptive to a proposal to advance povetacicept directly to a pivotal study. Even if the FDA is supportive of advancing povetacicept directly to a pivotal study, we cannot be certain that such study would ultimately provide the support needed to obtain regulatory approval.
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
As discussed above, in response to the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the FDA has clarified that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
Enacted and future legislation may increase the difficulty and cost for us to obtain or maintain marketing approval of our therapeutic candidates.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or executive or administrative action, either in the United States or abroad. The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. For example, the Food and Drug Omnibus Reform Act made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. Further, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any legislative or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, as a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, reductions to Medicare payments took effect in 2013 and will remain in effect through 2032, unless Congress takes additional action.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021 the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services Innovation Center, which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be used in any health reform measures in the future. Any reduction in reimbursement from Medicare or other government programs may result in a reduction in payments from private payors. Additionally, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. Further, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida.
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
Similarly, some state laws prohibit, among other offenses, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program. We may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws imposing more stringent requirements on entities like us or otherwise providing for obligations in connection with the collection, use, and other processing of patient-identifiable health information, such as Washington’s My Health, My Data Act and similar laws in Nevada and Connecticut. Failure to comply with applicable laws and regulations could result in substantial penalties and adversely affect our financial condition and results of operations. Complying with new regulatory requirements and changes in the laws and regulations will increase our compliance cost and exposure to potential liability.
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
In the UK the Data Protection Act of 2018 is effective along with a version of the GDPR referred to as the UK GDPR. Collectively, the Data Protection Act of 2018 and the UK GDPR authorize significant fines, up to the greater of £17.5 million or 4% of global turnover, and expose us to two parallel regimes and other potentially divergent enforcement actions for certain violations. Further, aspects of data protection in the UK remain uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed, and this decision may be revoked or modified in the interim. Additionally, on February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK, or the UK SCCs. The UK SCCs became effective March 21, 2022 and, similar to the EU SCCs, are required to be implemented. On October 12, 2023, the UK Extension to the DPF came into effect as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.
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
In addition, in California, the California Consumer Privacy Act, or CCPA, creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA significantly modified the CCPA and became effective January 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Colorado, Utah, Virginia and Connecticut all have enacted general privacy legislation that has become, or will become, effective in 2023, Florida, Montana, Oregon, and Texas have enacted general privacy legislation that becomes effective in 2024; Delaware, Iowa, New Jersey and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana has enacted similar legislation that becomes effective in 2026. The U.S. federal government also is contemplating federal privacy legislation. Several states have enacted laws that provide additional protection to consumer health data, including Washington, which enacted the My Health, My Data Act, which, among other things, provides for a private right of action, and Nevada and Connecticut, which have enacted similar laws. While certain of these laws exempt some data regulated by HIPAA and certain clinical trial data, they may increase our compliance costs and potential liability. These and other new laws that may be proposed or enacted could require us to modify our policies and practices and may increase our potential liability and adversely affect our business.
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
Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
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

Risks Related to Ownership of Our Common Stock
Our stock price may be volatile, and an active, liquid, and orderly trading market may not be maintained for our common stock. As a result, stockholders may not be able to resell shares at or above their purchase price.
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
•the impact of pandemics, other health epidemics and outbreaks on our company or the economy generally;
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 34% of our common stock as of December 31, 2023. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on November 19, 2021 and permits the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We have in the past and may again in the future sell shares of our common stock to strategic partners in connection with collaboration agreements, as we did in December 2021 in connection with our agreement with Amgen. The shares subject to outstanding options and warrants and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options and warrants. As of December 31, 2023, we had exercisable options and warrants (including prefunded warrants) to purchase 4.5 million shares and 8.5 million shares, respectively. Between December 31, 2023 and the date of this report, warrants to purchase 5.5 million shares were exercised and, as of the date of this report, warrants to purchase 2.9 million shares remain outstanding, which are predominantly prefunded warrants.
We also register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to any related lock-up agreements or applicable securities laws. Our equity incentive plan also includes an evergreen provision, pursuant to which the share reserve used to make equity grants under such plan automatically increases on the first day of each calendar year unless our board of directors takes action to prevent the increase prior to such date. We believe this evergreen provision is an important feature of our equity incentive plan as it enables us to hire and retain key contributors to our business. If we continue to expand the size of our organization to advance the development of our product candidates, our existing share reserve and evergreen provision under our current equity incentive plan may be insufficient to support our growth plans and we may need to consider amendments to such equity incentive plan to provide additional flexibility for our hiring and retention plans. Any increase to the share reserve in the future would further dilute existing stockholders.

Certain of our executive officers and directors have already entered into Rule 10b5-1 trading plans and our executive officers and directors may enter into new or additional Rule 10b5-1 trading plans in the future. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director.
In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance, including any additional issuances pursuant to our “at-the-market” equity offering sales agreement with TD Cowen, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.
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
Our amended and restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law.
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
We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our shares of common stock held by non-affiliates, or our public float, is less than $250 million; or (ii) we have annual revenues less than $100 million and either we have no public float or our public float is less than $700 million. We anticipate that we may lose our smaller reporting company status at the end of 2024.
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
We will incur significant legal, accounting, and other expenses associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC. Although our status as a smaller reporting company may for a limited period of time somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect that these rules and regulations will increase our legal and financial compliance costs and to make some activities more time-consuming and costlier. Once we cease to be a smaller reporting company, our costs are likely to increase further. Our executive officers and other personnel will need to devote substantial time to oversee our operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for us to obtain directors and officer’s liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers of our company, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management Strategy
We have developed and implemented processes and policies for identifying, assessing, and managing material risks from cybersecurity threats. We have established a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management strategy is informed by the National Institute of Standards and Technology, or NIST, Cybersecurity Framework, or CSF, and the NIST Risk Management Framework. Our cybersecurity processes have been integrated into our overall business risk management process.
Both internally and through third-party experts, we routinely assess our information technology, or IT, environment with reference to the NIST CSF. We also assess risks related to third-party vendors, suppliers and contractors. Our risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks. Following these risk assessments, we evaluate whether and how to design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. We provide regular training to our employees regarding cybersecurity threats and best practices, and we have established policies for the responsible use of our IT and information resources. We also maintain a cyber insurance policy to mitigate and cover cybersecurity risks.
As of the date of this report, we have not experienced cybersecurity incidents or are aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional information about our cybersecurity risks, please see the section of this report titled “Risk Factors.”
Cybersecurity Governance
Our board of directors administers its cybersecurity risk oversight function directly through the audit committee. Through its regular meetings with management, including the finance, legal, and risk management functions, the audit committee reviews and discusses all significant areas of our business, including cybersecurity risks, and summarizes for the board of directors all areas of risk and the appropriate mitigating factors. The audit committee is responsible for the oversight of cybersecurity risk monitoring and assessment, and the officers and information technology personnel who oversee monitoring and assessing strategic risk exposure and the day-to-day management of material risks.
The Information Technology Risk Management Committee, or ITRMC, was established to assist in identifying, assessing, and managing risks across various domains to protect our interests, assets, reputation, and enhance its resilience. The ITRMC consists of members with diverse backgrounds, expertise, and experience relevant to risk management, including the CFO and Head of IT. The ITRMC is informed about our cybersecurity risks, including risks from cybersecurity incidents, through information obtained directly from and through working with our internal security team and outside experts. The ITRMC provides oversight, guidance, and recommendations on risk management strategies, policies, procedures, and practices to the executive management team and the audit committee. The ITRMC, as needed with assistance from external experts, provides regular reports to executive management and the audit committee, covering items such as risk management activities, significant risk exposures, mitigation efforts, and audits.
Item 2. Properties.
In March 2019, we entered into a lease for 27,164 square feet of office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. The lease term commenced in June 2019. We believe that our existing facility is adequate for our current needs.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
From June 17, 2015 through July 24, 2017, our common stock was traded under the symbol “NVLS.” On July 24, 2017, in connection with the business combination of Nivalis and Alpine Immune Sciences, Inc., we completed a 1-for-4 reverse stock split. Commencing on July 25, 2017, our common stock began trading on The Nasdaq Global Market under the symbol “ALPN.” As of March 7, 2024, we have approximately 24 stockholders of record for our common stock, which excludes stockholders whose shares were held in nominee or street name accounts through brokers.
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

Recent Sales of Unregistered Securities
Other than as previously reported on our Forms 10-Q filed with the SEC on May 11, 2023, August 14, 2023, and November 14, 2023, and on our Current Report on Form 8-K filed with the SEC on February 7, 2024, there have been no unregistered sales of our equity securities during the year ended December 31, 2023.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, future financial performance, expense levels and liquidity sources, includes forward-looking statements that involve risks and uncertainties. You should read Risk Factors in Part I, Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The discussion regarding our financial condition and results of operations for fiscal 2022 as compared to fiscal 2021 has been omitted from this Annual Report on Form 10-K and is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023, under the section titled “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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
Autoimmune and Inflammatory Diseases
Povetacicept is a dual antagonist of BAFF and APRIL cytokines, which play key roles in the pathogenesis of multiple autoimmune diseases via their contribution to the activation, differentiation and/or survival of B cells, particularly antibody-secreting cells, as well as T cells and innate immune cells. Based upon an engineered TACI domain, povetacicept has exhibited greater potency in preclinical studies versus wild-type TACI-based comparators, as well as other inhibitors of BAFF and/or APRIL alone and B cell depletion. In addition, povetacicept has been well-tolerated in preclinical models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. In a randomized, placebo-controlled, first-in-human, Phase 1 study in adult healthy volunteers (NCT05034484), povetacicept was well tolerated at doses up to 960 mg, with dose dependent pharmacokinetics and reductions in circulating immunoglobulins and antibody-secreting cells, which we believe supports the use of a convenient once every four-weeks dose regimen for subsequent studies and enables a broad development plan across multiple autoimmune diseases, including IgAN, and other autoimmune kidney diseases, SLE, and autoimmune cytopenias.
We believe povetacicept has the potential to become a development pipeline within a single product candidate, with significant market opportunity across multiple therapeutic areas including, but not limited to, nephrology, connective tissue diseases, such as lupus, hematology, neurology, and dermatology. Based on our encouraging clinical and nonclinical data, we have initiated a broad development plan with multiple clinical studies, including RUBY-3, an open-label, dose-ranging basket study in autoimmune glomerulonephritis including IgAN, lupus nephritis, and primary membranous nephropathy; and RUBY-4, an open-label basket study in autoimmune cytopenias including immune thrombocytopenia, warm autoimmune hemolytic anemia, and cold agglutinin disease. Each of the indications in these basket studies has strong scientific rationale for povetacicept based on the importance of specific autoantibodies in disease pathogenesis, as well as high medical need.
Initial clinical data from RUBY-3 presented in a late-breaking poster session at the ASN Kidney Week 2023 demonstrate that low-dose povetacicept at 80 mg administered once every four-weeks has been well tolerated and in IgAN demonstrates highly encouraging improvements in UPCR and disease biomarkers, with early evidence suggesting potential for disease remission, as defined as UPCR < 0.5 g/g, and ≥ 50% reduction in UPCR from baseline with stable renal function (≤ 25% reduction in eGFR from baseline). Based on these data, we intend to engage with the Food and Drug Administration, or FDA, to seek to begin RAINIER, a pivotal phase 3 IgAN study in the second half of 2024. In addition, we plan to initiate DENALI, a phase 2 study of povetacicept in SLE. We anticipate initial RUBY-3 data from our 240 mg cohort (administered once every four-weeks) and longer-term follow-up data from our 80 mg cohort in the first half of 2024.
Acazicolcept is a dual ICOS and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of SLE, SjS, arthritis, inflammatory bowel disease, MS, type 1 diabetes, uveitis, and GVHD. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and are currently evaluating acazicolcept in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into the AbbVie Agreement, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept, or the License Option. In December 2023, we and AbbVie amended the AbbVie Agreement, or the AbbVie Amendment, to stop enrollment in the Synergy study to allow for an early assessment of the study’s clinical trial data. In connection with the AbbVie Amendment, the License Option fee was reduced to $10.0 million, and other potential payments under the AbbVie Agreement related to future development, commercial and sales-based milestones, as well as sales-based royalties were reduced by 25%. The final analysis, after the last patient enrolled in Synergy completes their study protocol, is expected to occur by the end of 2024. Through December 31, 2023, we have received $105.0 million in non-refundable upfront and pre-option exercise development milestones as part of the AbbVie Agreement. For additional information regarding the AbbVie Agreement, please refer to the section of this report titled “Business — Partnerships.”
In December 2021, we entered into an exclusive license and collaboration agreement with Amgen which grants Amgen an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery, and identification of additional compounds. As of December 31, 2023, we have completed our activities under the Existing Program. We continue to support activities related to the First Research Program. In January 2024, we received a termination notification from Amgen for the non-exclusive license to use the Second Research Program. A Third Research Program was not selected by the respective option deadline. Under the terms of the Amgen Agreement, Amgen made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25% premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or a total of approximately $762.0 million for the remaining programs, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales.
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
Scientific Platform
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cell therapies such as chimeric antigen receptor T cells, T cell receptor-engineered T cells, and tumor infiltrating lymphocytes. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEAR™ T cell products which incorporate our SIP and TIP technologies. We intend to continue to leverage our existing pipeline and platform for internal development opportunities and to actively explore and evaluate potential value-creating partnering opportunities.
Our Strategy
Our goal is to discover and develop modern therapies to treat patients with serious autoimmune and inflammatory diseases. To achieve our goals, we intend to:
•aggressively continue to advance our lead wholly-owned program, povetacicept, in clinical studies for the treatment of multiple B cell and/or autoantibody-related diseases;
•complete our obligations under the amended AbbVie Agreement for acazicolcept, including the delivery of an agreed upon data package to AbbVie; and
•maximize the value of our pipeline and platform through creation of internal development opportunities and evaluation of potential partnering activities.
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through public offerings of common stock and warrants, private placements of common stock, warrants and convertible preferred stock, funds received from license and research agreements, debt financing, and assets acquired upon the close of our merger with Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through December 31, 2023, excluding amounts borrowed through debt financing, we have raised an aggregate of approximately $690.1 million to fund operations, of which $454.2 million was from the sale of common stock and warrants, $142.6 million was through our license and collaboration agreements, $49.2 million was from the sale of convertible preferred stock, and $44.1 million in cash, cash equivalents, and investments acquired through the merger with Nivalis. As of December 31, 2023, we had cash, cash equivalents, restricted cash, and investments totaling $368.2 million.
Our net loss was $32.2 million, and $57.8 million, for the years ended December 31, 2023 and 2022, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•initiate and complete nonclinical studies and clinical trials for our product candidates, including povetacicept, a dual antagonist of the BAFF and APRIL cytokines in development for multiple autoimmune diseases, and acazicolcept, a dual inhibitor of the CD28 and ICOS T-cell costimulatory pathways being developed for treatment of systemic lupus erythematosus;
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
Financial Overview
Collaboration Revenue
We derive our collaboration revenue primarily from our collaboration and licensing agreements. We may generate revenue in the future from milestone payments received pursuant to our collaboration and licensing agreements with AbbVie, Amgen, Adaptimmune, or from payments from future license or collaboration agreements, product sales, or government contracts and grants. We expect revenue we generate, if any, will fluctuate from quarter to quarter.
AbbVie
In June 2020, we entered into the AbbVie Agreement for the development of acazicolcept. In December 2023, per the AbbVie Amendment, we stopped enrollment in our Synergy study to allow for an early assessment of the study’s clinical trial data. Currently enrolled patients will be allowed to complete their study treatment protocol. Amended payment terms are discussed below.
The License Option available under the AbbVie Agreement is exercisable by AbbVie at any time and will expire 90 days from the delivery of an agreed-upon data package by us to AbbVie. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including completing our remaining deliverables under the Synergy study, based on an agreed-upon Development Plan. We are fully responsible for all costs incurred to conduct the activities under the Development Plan, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments, if proposed by AbbVie. We are also responsible, at our sole cost and expense, for manufacturing and regulatory filings for acazicolcept necessary to complete activities under the Development Plan.
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie also agreed to make cash payments upon our achievement of the Alpine Development Milestones, up to an aggregate amount of $75.0 million, of which $45.0 million was achieved in 2021, and the remaining $30.0 million was removed under the AbbVie Amendment. If AbbVie exercises the License Option, they will pay a one-time cash payment of $10.0 million under the AbbVie Amendment (reduced from $75.0 million under the original AbbVie Agreement). Following the exercise of the License Option, AbbVie has furthermore agreed to make aggregate cash payments of up to $153.8 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $337.5 million upon AbbVie’s achievement of certain sales-based milestones, collectively referred to as the AbbVie Milestones. Lastly, subsequent to commercialization, we are also eligible to receive mid-single-digit percentage royalties on worldwide net sales of licensed products.
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
Amgen
In December 2021, we entered into the Amgen Agreement, which grants Amgen an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds.
As of December 31, 2023, we have completed our activities under the Existing Program. We continue to support activities related to the First Research Program. In January 2024, we received a termination notification from Amgen for the non-exclusive license to use the Second Research Program. A Third Research Program was not selected by the respective option deadline.
Under the terms of the agreement, Amgen made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25% premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or a total of approximately $762.0 million for the remaining programs, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales. In addition, Amgen will pay us for the costs and expenses of conducting such activities under the deliverables plans. Amgen will then assume responsibility for development and commercialization activities and costs.
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
Through December 31, 2023, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. Furthermore, through December 31, 2023, we have recorded $2.1 million in research support payments received in connection with research services completed by us. If respective pre-specified milestones for each of the two active research programs are achieved, we are eligible for downstream development and commercialization milestones of up to an aggregate amount of $105.0 million, and we are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
For revenue recognition purposes, licensing and research support fees billed under the agreement were recorded as deferred revenue and recognized to revenue based on employee hours contributed to each performance obligation.
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
We expect our direct and indirect research and development expenses to increase significantly for the foreseeable future as we continue to develop our platform and product candidates. We remain focused on using our resources to further advance povetacicept’s broad development plan.
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
Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations (in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Collaboration revenue	$58,876	$30,064	$28,812	96%
Operating expenses:
Research and development	80,904	70,243	10,661	15%
General and administrative	22,222	17,968	4,254	24%
Total operating expenses	103,126	88,211	14,915	17%
Loss from operations	(44,250)	(58,147)	13,897	(24)%
Other income (expense):
Interest income	11,852	3,288	8,564	260%
Interest expense	(98)	(476)	378	(79)%
Other, net	415	(97)	512	(528)%
Loss before taxes	(32,081)	(55,432)	23,351	(42)%
Income tax expense	(103)	(2,330)	2,227	(96)%
Net loss	$(32,184)	$(57,762)	$25,578	(44)%
Collaboration Revenue
The following table summarizes our collaboration revenue by partner (in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change
AbbVie	$41,925	$17,064	$24,861	146%
Amgen	16,487	11,964	4,523	38%
Adaptimmune	464	1,036	(572)	(55)%
Total collaboration revenue	$58,876	$30,064	$28,812	96%
The $28.8 million, or 96%, increase in collaboration revenue relates primarily to a $24.9 million increase in revenue recognized from our AbbVie Agreement, which includes a $20.4 million cumulative catch-up adjustment related to the completion of enrollment in our Synergy study under the AbbVie Amendment, and the resulting downward revisions to the projected program duration and corresponding estimated total costs to complete the program. In addition, collaboration revenue increased by $4.5 million related to deliverables completed in connection with the Amgen Agreement, which in 2023 includes $6.7 million related to expiration of Amgen’s option to select a Third Research Program. Revenue from our Adaptimmune collaboration decreased by $0.6 million as we completed the final deliverables in June 2023.
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

	Years Ended December 31,
	2023	2022	$ Change	% Change
Direct research and development expense by program:
Povetacicept	$20,777	$12,561	$8,216	65%
Acazicolcept	13,549	12,282	1,267	10%
Davoceticept	2,632	10,035	(7,403)	(74)%
Other	892	1,070	(178)	(17)%
Total direct research and development expense	37,850	35,948	1,902	5%
Indirect research and development expense by type:
Personnel-related costs	35,942	28,239	7,703	27%
Research and development supplies and services	3,290	2,825	465	16%
Allocated facility, equipment and other expenses	3,822	3,231	591	18%
Total indirect research and development expense	43,054	34,295	8,759	26%
Total research and development expense	$80,904	$70,243	$10,661	15%
Total research and development expense increased by $10.7 million, or 15%, year over year, primarily due to higher indirect expenses.
Direct research and development expense increased by $1.9 million, or 5%, year over year, primarily due to $8.2 million higher povetacicept costs. The increase in povetacicept costs was primarily due to higher clinical trial costs, process development, and manufacturing. Additionally, acazicolcept costs increased by $1.3 million related to process development and manufacturing costs, partially offset by decreased spending on our Synergy study. These increases were substantially offset by a $7.4 million decrease in davoceticept costs resulting from the termination and close out of our NEON-1 and NEON-2 clinical studies. Other direct research and development expenses decreased by $0.2 million, and were incurred in support of our research pipeline.
Indirect research and development expense increased by $8.8 million, or 26%, which largely relates to a $7.7 million increase in personnel-related expenses. The rise in personnel costs, which includes an increase of $0.5 million in non-cash stock-based compensation expense, was primarily due to increased headcount to support clinical trial activities.
General and Administrative Expenses
The $4.3 million, or 24%, increase in general and administrative expenses was primarily attributable to increases of $3.0 million in personnel related expenses, which includes a $0.4 million increase in non-cash stock-based compensation expense, primarily due to higher headcount; and $1.5 million related to professional services.
Interest Income
The $8.6 million increase in interest income was primarily attributable to rising yields on cash equivalents and investments, and a higher average investments balance during 2023.
Interest Expense
The $0.4 million decrease in interest expense was due to a lower average outstanding principle balance on our term loans with SVB, which we voluntarily terminated and paid off in May 2023.

Other, net
For the year ended December 31, 2023, other, net consists primarily of a $0.4 million research and development tax credit received by our wholly-owned Australian subsidiary. For the year ended December 31, 2022, other expense consists primarily of the loss on the sale of equipment.
Income Tax Expense
Income tax expense for 2023 primarily relates to foreign income tax expense related to our Australian subsidiary. The $2.3 million income tax expense for 2022 relates to a $1.3 million cumulative change to our foreign income tax provision and $1.0 million in income tax expense as a result of the mandatory capitalization of research and development expenses as required under IRC Section 174, pursuant to the TCJA, which took effect in 2022.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreements, debt, and funds acquired upon the close of our merger with Nivalis. As of December 31, 2023, we had cash, cash equivalents, restricted cash, and investments totaling $368.2 million. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.
Equity Financing Agreements
In November 2023, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, Cowen and Company, LLC and Leerink Partners LLC, acting as representatives of the several underwriters named therein, or, collectively, the 2023 Underwriters, pursuant to which we sold an aggregate of 9,791,832 shares of our common stock, or the 2023 Shares, and prefunded warrants to purchase 3,200,000 shares of common stock, or the 2023 Prefunded Warrants, in an underwritten public offering and subsequent partial exercise of the 2023 Underwriters’ over-allotment option, or the 2023 Public Offering, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-271517). The purchase price for each 2023 Share and 2023 Prefunded Warrant was $12.50 and $12.499 per share, respectively, for an aggregate purchase price of $162.4 million. The 2023 Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share. In connection with this offering, we received net proceeds of $152.2 million after deducting underwriting discounts, commissions and $0.4 million in offering expenses.
In April 2023, we entered into a sales agreement, or the 2023 Sales Agreement, with Cowen and Company, LLC, or TD Cowen, to sell shares of our common stock through an “at-the-market” equity offering for aggregate gross sales proceeds of up to $100.0 million. TD Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through TD Cowen under the 2023 Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271517), which was filed with the SEC on April 28, 2023 and declared effective on May 9, 2023. On May 11, 2023, we filed a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the 2023 Sales Agreement. As of December 31, 2023, we have sold 919,413 shares of common stock under the 2023 Sales Agreement for a price of $10.93 per share and received $10.0 million in gross proceeds. Offering costs of $0.4 million incurred in connection with this equity offering were netted against the gross proceeds within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
In September 2022, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, SVB Securities LLC and Cowen and Company, LLC, acting as representatives of the several underwriters named therein, or, collectively, the 2022 Underwriters, pursuant to which we sold 15,509,282 shares of our common stock in an underwritten public offering, including the subsequent partial exercise of the 2022 Underwriters’ over-allotment option in October 2022, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). The net proceeds of the public offering were approximately $106.7 million, after deducting underwriting discounts, commissions and offering expenses.

In December 2021, in connection with the execution of the Amgen Agreement, we entered into a Stock Purchase Agreement with Amgen, or the Purchase Agreement, in which Amgen made an equity investment in Alpine of 951,980 shares of our common stock for approximately $15.76 per share, for an aggregate purchase price of $15.0 million. The purchase price represents a 25% premium to the volume-weighted average share price of our common stock for the 30-day period ended December 9, 2021. The shares were recorded at the fair value of our common stock on the effective date of the Amgen Agreement, with the excess of the proceeds recorded to deferred revenue.
In September 2021, we entered into a securities purchase agreement, or the 2021 Securities Purchase Agreement, for a private placement with a select group of institutional investors, pursuant to which we sold 6,489,357 shares of our common stock, or the 2021 Shares, and prefunded warrants to purchase 3,191,487 Shares, or the 2021 Prefunded Warrants. The purchase price for each 2021 Share and for each 2021 Prefunded Warrant was $9.40 per share, for an aggregate purchase price of approximately $91.0 million. The Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share. In connection with the 2021 Securities Purchase Agreement, approximately 3.7 million of the Shares issued and approximately 2.3 million of the Prefunded Warrants issued, for gross proceeds of approximately $57.0 million, were issued to certain stockholders whose beneficial ownership exceeded 5% prior to completion of the 2021 Securities Purchases Agreement.
In July 2021, we entered into a sales agreement, or the 2021 Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may sell shares of our common stock from time to time through an “at-the-market” equity offering for up to $75.0 million in gross cash proceeds. Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through Cowen under the 2021 Sales Agreement. The shares would be issued pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). We filed a prospectus supplement, dated July 2, 2021, with the SEC in connection with the offer and sale of the shares pursuant to the 2021 Sales Agreement. In connection with our September 2022 public offering, we and Cowen mutually terminated the 2021 Sales Agreement, and, as a result, we wrote off $0.5 million in deferred offering costs to expense, which were previously included within prepaid expenses and other current assets on our accompanying Consolidated Balance Sheets. No shares of common stock were sold under the 2021 Sales Agreement prior to its termination.
In January 2019, we entered into a securities purchase agreement, or the 2019 Securities Purchase Agreement, for a private placement with a limited number of accredited investors, pursuant to which we sold 4,706,700 shares of common and common stock warrants to purchase 1,835,610 million shares of common stock, for an aggregate purchase price of $25.3 million. In December 2023 and January 2024, we received cash proceeds of $1.9 million and $17.6 million in connection with the exercise of 219,692 and 1,597,762 common stock warrants, respectively, issued under the 2019 Securities Purchase Agreement.
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
In May 2023, we voluntarily repaid in full the remaining outstanding carrying value of $1.4 million under our Term Loans, which consisted of $0.8 million in principal and final payments of $0.6 million, plus prorated accrued interest. As of December 31, 2023, we had no remaining balance outstanding under our Loan Agreement with SVB. See Note 8 for further discussion of our term loans.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(79,012)	$(43,754)
Net cash used in investing activities	(55,559)	(113,348)
Net cash provided by financing activities	165,122	102,689

 Net cash used in operating activities:
Net cash used in operating activities was $79.0 million for the year ended December 31, 2023 and primarily consisted of our net loss of $32.2 million, and a net change of $50.2 million in our operating assets and liabilities, which was primarily attributable to collaboration revenue recognized on upfront payments received in prior periods. This was partially offset by $3.3 million in net non-cash adjustments, which primarily relate to stock-based compensation, amortization of premiums and discounts on our investments, and depreciation.
Net cash used in operating activities was $43.8 million for the year ended December 31, 2022 and consisted of our net loss of $57.8 million, which was partially offset by a net change of $4.1 million in our operating assets and liabilities and $9.9 million in net non-cash adjustments, which primarily relate to stock-based compensation, amortization of premiums and discounts on our investments, and depreciation.
Net cash used in investing activities:
Cash flows from investing activities primarily reflect cash used to purchase investments and proceeds from the maturities and sales of investments, thus causing a shift between our cash and cash equivalents and investment balances. We manage our cash usage with respect to our total cash, cash equivalents and investments.
Net cash used in investing activities was $55.6 million and $113.3 million for the years ended December 31, 2023 and 2022, respectively, and consisted primarily of our purchases and maturities of investments, and purchases of property and equipment, primarily lab equipment, to support our research and development efforts.
Net cash provided by financing activities:
Net cash provided by financing activities was $165.1 million for the year ended December 31, 2023, primarily consisting of $152.2 million in net proceeds from the sale of approximately 9.8 million shares of common stock and 3.2 million prefunded warrants in our 2023 Public Offering. In addition, we raised net proceeds of $9.7 million from the sale of approximately 0.9 million shares of common stock under our Sales Agreement with TD Cowen, $5.1 million from the exercise of stock options, and $1.9 million from the exercise of warrants. These cash inflows were partially offset by $3.4 million in cash used in the repayment of all outstanding principal and final fees on our Term Loans, and $0.3 million in cash used to pay taxes on vested restricted stock units, or RSUs.
Net cash provided by financing activities was $102.7 million for the year ended December 31, 2022 and consisted of the net proceeds of $106.7 million related to the sale of approximately 15.5 million shares of common stock in our underwritten public offering, and $0.8 million in proceeds from the exercise of stock options, partially offset by $4.8 million in principal payments on our Term Loans.
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
Contingencies
Certain credits received related to our research and development expenditures, which were previously recorded within other income within our Consolidated Statements of Operations and Comprehensive Income (Loss), were subject to review by foreign taxing authorities. In 2022, we reached constructive agreement with the Australian Taxation Office (the “ATO”) and recorded an estimated current foreign income tax provision of $1.3 million for the expected repayments, of which we paid $590,000 and $543,000 during the years December 31, 2023, and 2022, respectively. In 2023, the remaining balance of

$136,000 was fully offset by research and development tax credits by the ATO, which were recorded within other income in our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2023, we have no further liabilities associated with the ATO.
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments received under these arrangements typically include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune, AbbVie, and Amgen. See further discussion of our collaboration agreements in Note 10.
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
Stock-based Compensation
Stock-based compensation is recognized for all share-based payments based on the estimated fair value as of the date of grant. The fair value of our stock options is calculated using the Black-Scholes option pricing model, which requires us to apply our judgment regarding certain key assumptions including risk-free interest rate, expected term, volatility and dividend yield. For risk-free interest rate, we use the zero-coupon U.S. Treasury instruments security rate with a term equal to the expected life of the option. We use the “simplified method” for options to determine the expected term of stock options. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. For volatility, we analyze the stock price volatility of companies at a similar stage of development to estimate expected volatility of our stock price. Our assumed dividend yield is zero as we have never paid cash dividends and have no present intention to pay cash dividends. The fair value of RSUs is based on the closing price of our common stock on the award date. Stock-based compensation expense is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis. For performance-based awards where the vesting of the options may be accelerated upon the achievement of certain milestones, the related stock-based compensation is recognized as expense when it is probable the milestone will be met. We recognize forfeitures of awards as they occur rather than estimating the expected forfeiture rate.
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
We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income tax matters in income tax expense, if incurred.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively.

The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2025. We are currently evaluating the impact of this new guidance on our disclosure requirements related to the new standard, but do not expect it to have a material impact on our financial condition, results of operations, or cash flows.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced segment disclosures. Public entities with a single reporting segment are required to provide all disclosures required by Topic 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The enhanced disclosures are required to be applied retrospectively to all prior periods presented in the financial statements. We plan to adopt this guidance for the fiscal year ending December 31, 2024. We are currently evaluating the impact of this new guidance on our disclosure requirements related to the new standard, but do not expect it to have a material impact on our financial condition, results of operations, or cash flows.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No significant changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Auditor Attestation
We ceased to be an “emerging growth company” under the JOBS Act effective December 31, 2020. However, for so long as we are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
Item 9B. Other Information.
On December 28, 2023, Mitchell H. Gold, M.D., our Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of 438,000 shares of our common stock. The trading arrangement was adopted on March 30, 2023 and was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was from June 30, 2023 until June 30, 2024, or earlier if all transactions under the trading arrangement were completed. Dr. Gold sold 213,302 shares under the trading arrangement prior to the date of termination.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 of Form 10-K is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
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
Item 11. Executive Compensation.
The information required by Item 11 of Form 10-K is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 of Form 10-K is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 of Form 10-K is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 of Form 10-K is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The financial statements, schedules and exhibits filed as a part of this Annual Report on Form 10-K are as follows:
(1)Financial statements – The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.
(2)Financial Statement Schedules – All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.
(3)Exhibits – The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37449	3.1	June 14, 2023
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37449	3.1	January 26, 2023
4.1	Form of Common Stock Certificate of the Registrant	10-K	001-37449	4.1	March 28, 2018
4.2	Warrant to Purchase Shares, dated December 16, 2016, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	10-K	001-37449	4.5	March 28, 2018
4.3	Warrant to Purchase Common Stock, dated August 26, 2019, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	8-K	001-37449	4.1	August 28, 2019
4.4+	Description of Capital Stock
4.5	Form of Prefunded Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 14, 2021, by and among the Alpine Immune Sciences, Inc. and the Purchasers party thereto	8-K	001-37449	10.3	September 15, 2021
10.1*	Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.4	June 25, 2015
10.2*	Form of Notice of Stock Option Grant and Stock Option Agreement for Employees under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.5	June 25, 2015
10.3*	Form of Notice of Stock Option Grant and Stock Option Agreement for Non-Employee Directors under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.6	June 25, 2015
10.4*	Nivalis Therapeutics, Inc. Employee Stock Purchase Plan	S-8	333-205220	4.7	June 25, 2015
10.5*	Form of Indemnification Agreement entered into by and between the Registrant and its directors and officers	S-1	333-204127	10.18	May 13, 2015
10.6*+	Non-Employee Director Compensation Guidelines
10.7*	Change of Control and Severance Policy, as amended	8-K	001-37449	10.1	January 5, 2024
10.8*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Mitchell H. Gold, M.D.	10-K	001-37449	10.33	March 28, 2018
10.9*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Paul Rickey	10-K	001-37449	10.35	March 28, 2018
10.10*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Stanford Peng, M.D., Ph.D.	10-K	001-37449	10.37	March 28, 2018
10.11*	Form of Stand Alone Inducement Stock Option Grant between the Registrant and Andrew Sandler	10-Q	001-37449	10.1	November 14, 2022

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.12*	Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Remy Durand M.D., Ph.D.	10-Q	001-37449	10.2	May 11, 2023
10.13*	Employment Agreement, dated as of September 20, 2023, by and between the Registrant and Wolfgang Dummer M.D., Ph.D.	10-Q	001-37449	10.1	November 14, 2023
10.14*	Form of Stand-Alone Inducement Stock Option Grant between the Registrant and Wolfgang Dummer	10-Q	001-37449	10.2	November 14, 2023
10.15*	Form of Stand-Alone Inducement Stock Option Grant between the Registrant and M. Christina Yi	10-Q	001-37449	10.3	November 14, 2023
10.16*	Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.1	September 11, 2017
10.17*	Form of Option Agreement under the Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.2	September 11, 2017
10.18*	Alpine Immune Sciences, Inc. 2018 Equity Incentive Plan, as amended	8-K	001-37449	10.1	June 17, 2020
10.19*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.2	June 14, 2018
10.20*	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.1	January 27, 2020
10.21	Securities Purchase Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.1	January 16, 2019
10.22*	Alpine Immune Sciences, Inc. Executive Incentive Compensation Plan	8-K	001-37449	10.1	April 1, 2019
10.23	Lease Agreement, dated March 14, 2019, by and between the Company and ARE Seattle No. 28, LLC	10-Q	001-37449	10.6	May 9, 2019
10.24**	Option and License Agreement, dated June 17, 2020, by and between Alpine Immune Sciences, Inc. and AbbVie Ireland Unlimited Company	10-Q	001-37449	10.2	August 11, 2020
10.25**	Letter Agreement, dated April 12, 2022, between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. amending the Option and License Agreement, dated June 17, 2020, by and between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. (as assignee of AbbVie Ireland Unlimited Company)	10-Q	001-37449	10.2	August 11, 2022
10.26**+
Letter Agreement, dated December 20, 2023, between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. amending the Option and License Agreement, dated June 17, 2020, as amended on April 12, 2022, by and between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. (as assignee of AbbVie Ireland Unlimited Company)

10.27	Securities Purchase Agreement, dated September 14, 2021, by and among Alpine Immune Sciences, Inc. and the Purchasers thereto	8-K	001-37449	10.1	September 15, 2021
10.28	Registration Rights Agreement, dated September 14, 2021, by and among Alpine Immune Sciences, Inc. and the Purchasers thereto	8-K	001-37449	10.2	September 15, 2021
10.29	Exchange Agreement, dated September 14, 2021, by and between Alpine Immune Sciences, Inc. and Frazier Life Sciences VIII, L.P.	8-K	001-37449	10.4	September 15, 2021
10.30**	License and Collaboration Agreement, dated December 15, 2021 by and between Alpine Immune Sciences, Inc. and Horizon Therapeutics Ireland DAC	10-K	001-37449	10.30	March 17, 2022

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.31	Stock Purchase Agreement, dated December 15, 2021 by and between Alpine Immune Sciences, Inc. and Horizon Therapeutics Ireland DAC	10-K	001-37449	10.31	March 17, 2022
10.32	Sales Agreement, dated as of April 28, 2023, between Alpine Immune Sciences, Inc. and Cowen and Company, LLC	S-3	333-271517	1.2	April 28, 2023
21.1	List of subsidiaries of the Registrant	10-K	001-37449	21.1	March 23, 2023
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Powers of Attorney (contained on signature page)
31.1+	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2+	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1+	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
32.2+	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
97+	Compensation Recovery Policy
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or a compensatory plan, contract or arrangement.

+	Filed herewith.

**	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because they are private, confidential and not material.
Item 16. Form 10-K Summary.
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.

Date:	March 19, 2024	By:	/s/ Mitchell H. Gold, M.D.
		Name:	Mitchell H. Gold, M.D.
		Title	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.

Date:	March 19, 2024	By:	/s/ Paul Rickey
		Name:	Paul Rickey
		Title:	Senior Vice President and Chief Financial Officer

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

Name	Title	Date

/s/ Mitchell H. Gold, M.D.	Chief Executive Officer and Executive Chairman of the Board of Directors (Principal Executive Officer)	March 19, 2024
Mitchell H. Gold, M.D.

/s/ Paul Rickey	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 19, 2024
Paul Rickey

/s/ Peter Thomson, M.D.	Director	March 19, 2024
Peter Thompson, M.D.

/s/ James N. Topper, M.D., Ph.D.	Director	March 19, 2024
James N. Topper, M.D., Ph.D.

/s/ Robert Conway	Director	March 19, 2024
Robert Conway

/s/ Natasha Hernday	Director	March 19, 2024
Natasha Hernday

/s/ Christopher Peetz	Director	March 19, 2024
Christopher Peetz

/s/ Xiangmin Cui, Ph.D.	Director	March 19, 2024
Xiangmin Cui, Ph.D.

/s/ Jörn Drappa, M.D., Ph.D.	Director	March 19, 2024
Jörn Drappa, M.D., Ph.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alpine Immune Sciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alpine Immune Sciences, Inc. (the Company) as of December 31, 2023, and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

Accounting for Revenue under the AbbVie and Amgen Collaboration Agreements
Description of the Matter
As discussed in Note 10 to the consolidated financial statements, the Company entered into license and collaboration agreements with AbbVie Ireland Unlimited Company and Amgen Inc. in June 2020 and December 2021, respectively. In December 2023, the AbbVie agreement was amended to stop future enrollment. Collaboration revenue recognized from these agreements was $58.4 million for the year ended December 31, 2023. The Company recognized revenue under both agreements by using a cost-based input method to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period.

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

How We Addressed the Matter in Our Audit	To test revenue recognized, we performed audit procedures that included, among others, gaining an understanding and testing the Company’s estimates of total expected costs including testing the completeness and accuracy of the underlying data, inspecting evidence of actual costs incurred and comparing with previous estimates. We evaluated any changes in the total expected costs, inspected communications between the Company and the collaborators regarding updates to estimated budgeted costs as well as any significant changes in its development plans, compared estimates to actual incurred costs for the same or similar activities, and performed trend analysis to evaluate the reasonableness of the expected costs. We discussed the basis for key assumptions with the Company's research and development personnel to assess management's key assumptions used in the Company's estimates of total expected costs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.
Seattle, Washington
March 19, 2024

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$43,921	$13,376
Short-term investments	283,491	224,265
Accounts receivable	167	392
Prepaid expenses and other current assets	2,455	2,960
Total current assets	330,034	240,993
Restricted cash, noncurrent	268	254
Property and equipment, net	1,484	1,584
Operating lease, right-of-use asset	7,510	8,219
Long-term investments	40,556	35,481
Deferred tax asset	—	155
Total assets	$379,852	$286,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,593	$4,286
Accrued liabilities	21,187	14,003
Deferred revenue, current	16,288	35,571
Operating lease liability, current	912	756
Current portion of long-term debt	—	3,380
Total current liabilities	41,980	57,996
Deferred revenue, noncurrent	929	39,185
Operating lease liability, noncurrent	9,002	10,085
Total liabilities	51,911	107,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at December 31, 2023 and 2022; zero shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at December 31, 2023 and 2022; 60,347,457 shares issued and outstanding at December 31, 2023; 47,234,900 shares issued and 45,984,433 shares outstanding at December 31, 2022	60	46
Treasury stock, at cost; zero and 1,250,467 shares at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	583,629	404,456
Accumulated other comprehensive gain (loss)	397	(1,121)
Accumulated deficit	(256,145)	(223,961)
Total stockholders’ equity	327,941	179,420
Total liabilities and stockholders’ equity	$379,852	$286,686

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Collaboration revenue	$58,876	$30,064	$23,443
Operating expenses:
Research and development	80,904	70,243	58,742
General and administrative	22,222	17,968	14,560
Total operating expenses	103,126	88,211	73,302
Loss from operations	(44,250)	(58,147)	(49,859)
Other income (expense):
Interest income	11,852	3,288	259
Interest expense	(98)	(476)	(816)
Other, net	415	(97)	(4)
Loss before taxes	(32,081)	(55,432)	(50,420)
Income tax (expense) benefit	(103)	(2,330)	87
Net loss	$(32,184)	$(57,762)	$(50,333)
Comprehensive income (loss):
Unrealized gain (loss) on investments	1,493	(901)	(238)
Unrealized gain (loss) on foreign currency translation	25	53	(88)
Comprehensive loss	$(30,666)	$(58,610)	$(50,659)
Weighted-average shares used to compute basic and diluted net loss per share	50,000,339	33,435,280	25,476,889
Basic and diluted net loss per share	$(0.64)	$(1.73)	$(1.98)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)

	Shares		Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common	Treasury
Balance, December 31, 2020	23,803,183	50,467	$24	$177,947	$53	$(115,866)	$62,158
Issuance of common stock in Private Placement, net of offering costs	6,489,357	—	6	90,727	—	—	90,733
Issuance of common stock to Amgen	951,980	—	1	11,928	—	—	11,929
Exchange of common stock for prefunded warrants	(1,200,000)	1,200,000	(1)	1	—	—	—
Issuance of common stock under equity incentive plans	149,759	—	—	502	—	—	502
Stock-based compensation	—	—	—	6,240	—	—	6,240
Unrealized loss on investments	—	—	—	—	(238)	—	(238)
Unrealized loss on foreign currency translation	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	(50,333)	(50,333)
Balance, December 31, 2021	30,194,279	1,250,467	30	287,345	(273)	$(166,199)	120,903
Issuance of common stock in public offering, net of offering costs	15,509,282	—	16	106,690	—	—	106,706
Issuance of common stock under equity incentive plans	280,872	—	—	773	—	—	773
Stock-based compensation	—	—	—	9,648	—	—	9,648
Unrealized loss on investments	—	—	—	—	(901)	—	(901)
Unrealized gain on foreign currency translation	—	—	—	—	53	—	53
Net loss	—	—	—	—	—	(57,762)	(57,762)
Balance, December 31, 2022	45,984,433	1,250,467	46	404,456	(1,121)	(223,961)	179,420
Issuance of common stock in public offering, net of offering costs	9,791,832	—	10	152,211	—	—	152,221
Issuance of common stock under at-the-market offering, net of offering costs	919,413	—	1	9,693	—	—	9,694
Issuance of common stock under equity incentive plans, net of tax withholdings	940,390	—	1	4,790	—	—	4,791
Exercise of warrants, net of shares withheld	2,711,389	—	2	1,849	—	—	1,851
Stock-based compensation	—	—	—	10,630	—	—	10,630
Retirement of treasury stock	—	(1,250,467)	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	1,493	—	1,493
Unrealized gain on foreign currency translation	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	(32,184)	(32,184)
Balance, December 31, 2023	60,347,457	—	$60	$583,629	$397	$(256,145)	$327,941

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(32,184)	$(57,762)	$(50,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,630	9,648	6,240
Amortization of premium/discount on investments	(8,051)	(700)	906
Depreciation expense	576	597	620
Non-cash interest expense	45	178	274
Realized gain on investments	(33)	—	—
Loss on sale of property and equipment	11	93	4
Deferred income tax	155	46	(214)
Changes in operating assets and liabilities:
Accounts receivable	225	24,602	—
Prepaid expenses and other current assets	853	2,001	(3,063)
Operating lease, right-of-use asset	709	618	564
Accounts payable and accrued liabilities	6,519	5,557	5,970
Deferred revenue	(57,539)	(27,847)	24,628
Operating lease liability	(928)	(785)	(844)
Net cash used in operating activities	(79,012)	(43,754)	(15,248)
Investing activities
Purchases of property and equipment	(487)	(412)	(118)
Purchase of investments	(351,347)	(266,984)	(133,518)
Maturities of investments	296,275	154,048	81,156
Net cash used in investing activities	(55,559)	(113,348)	(52,480)
Financing activities
Proceeds from sale of common stock and warrants, net of offering costs	161,905	106,716	90,733
Proceeds from issuance of common stock to Amgen	—	—	11,929
Proceeds from exercise of stock options, net of taxes paid on vested RSUs	4,791	773	502
Proceeds from exercise of warrants	1,851	—	—
Repayment of debt	(3,425)	(4,800)	(2,400)
Net cash provided by financing activities	165,122	102,689	100,764
Effect of exchange rate on cash and cash equivalents	8	(118)	(88)
Net increase (decrease) in cash and cash equivalents and restricted cash	30,559	(54,531)	32,948
Cash and cash equivalents and restricted cash, beginning of period	13,630	68,161	35,213
Cash and cash equivalents and restricted cash, end of period	$44,189	$13,630	$68,161
Supplemental Information
Cash paid for income taxes	$1,535	$543	$—
Cash paid for interest	$66	$322	$554

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
Cash and Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking and interest-bearing accounts, highly liquid money market funds, and U.S. Treasury bills.
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
Investments
Our investments include funds invested in highly liquid money market funds, U.S. Treasury bills, U.S. agency securities, non-U.S. government securities, and corporate debt securities and commercial paper with contractual maturities of less than two years. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets for Level 1 assets, and based on market pricing and other observable market inputs for similar securities for Level 2 assets. We classify our investments maturing within one year of the reporting date as short-term investments.
If the estimated fair value of a debt security is below its amortized cost basis, we evaluate whether it is more likely than not that we will sell the security before its anticipated recovery in market value and whether credit losses exist for the related securities. A credit loss exists if the present value of expected cash flows is less than the amortized cost basis of the

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
security. Credit-related losses are recognized as an allowance for credit losses on the balance sheet with a corresponding adjustment to earnings. Unrealized gains and losses that are unrelated to credit deterioration are reported in other comprehensive income (loss). Purchase premiums and discounts are recognized within interest income using the interest method over the terms of the securities. Realized gains and losses and declines in fair value for these investments deemed to be expected credit losses are reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss) using the specific-identification method.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, generally three to five years, while leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income (expense) at the time of disposition. Maintenance and repairs are expensed as incurred. Major improvements are capitalized as additions to property and equipment.
Impairment of Long-lived Assets
We evaluate our long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. When such events occur, we assess recoverability by comparing the asset's carrying value to the total undiscounted future cash flows the asset is expected to generate. If the carrying value exceeds the amount of undiscounted cash flows, we then measure impairment by reducing the carrying value to the assets estimated fair value. We did not record any impairments in the years ended December 31, 2023, 2022 or 2021.
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
Derivative Financial Instruments
We evaluate all of our financial instruments, including prefunded warrants and warrants to purchase common stock, to determine if such instruments are derivatives or contain features qualifying as embedded derivatives. For derivative financial instruments accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Consolidated Statements of Operations and Comprehensive Income (Loss). We use the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
liabilities or as equity, is reassessed at the end of each reporting period. We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.
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
Our collaboration agreements principally contain multiple performance obligations, which may include (1) grants of, or options to obtain, intellectual property licenses; (2) research and development services; and/or (3) manufacturing or supply services. Payments received under these arrangements typically include one or more of the following: non-refundable upfront license fees, option exercise fees, payment for research and/or development efforts, amounts due upon the achievement of specified objectives, and/or royalties on future product sales. Our revenue is primarily derived from our collaboration agreements with Adaptimmune Therapeutics plc (“Adaptimmune”), AbbVie Ireland Unlimited Company (“AbbVie”), and Horizon Therapeutics Ireland DAC (acquired by Amgen Inc., or “Amgen,” in October 2023). See further discussion of our collaboration agreements in Note 10.
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
We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income tax matters in income tax expense, if incurred.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net loss and certain changes in equity excluded from net loss. For the years ended December 31, 2023, 2022 and 2021, comprehensive income (loss) consisted of unrealized gains and losses on our investments and unrealized gains and losses on foreign currency translation.
Foreign Currency Translation
Our wholly-owned Australian subsidiary uses the Australian dollar as its functional currency. All assets and liabilities related to this subsidiary are translated using period-end exchange rates, and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are included as components of comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We plan to adopt this guidance for the fiscal year ending December 31, 2025. We are currently evaluating the impact of this new guidance on our disclosure requirements related to the new standard, but do not expect it to have a material impact on our financial condition, results of operations, or cash flows.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced segment disclosures. Public entities with a single reporting segment are required to provide all disclosures required by Topic 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The enhanced disclosures are required to be applied retrospectively to all prior periods presented in the financial statements. We plan to adopt this guidance for the fiscal year ending December 31, 2024. We are currently evaluating the impact of this new guidance on our disclosure requirements related to the new standard, but do not expect it to have a material impact on our financial condition, results of operations, or cash flows.
3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.
For each period presented, the increase in the number of shares outstanding impacts the comparability of our net loss per share. The net loss per share for the year ended December 31, 2023 reflects the November 2023 issuance of 9,791,832 shares of common stock in an underwritten public offering, including the subsequent partial exercise of the underwriters’ over-allotment option, 919,413 shares of common stock sold under our at-the-market offering in June 2023, and 2,711,389 shares of common stock issued throughout 2023 related to the exercise of warrants. The net loss per share for the year ended December 31, 2022, reflects the issuance of 15,509,282 shares of common stock sold in an underwritten public offering in September 2022, including the subsequent partial exercise of the underwriters’ over-allotment option in October 2022. The net loss per share for the year ended December 31, 2021, reflects 6,489,357 shares of our common stock issued pursuant to a

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
private placement financing completed in September 2021 and 951,980 shares of our common stock issued in December 2021 pursuant to a private placement financing with Amgen.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, is the same as basic net loss per share for the periods presented.

	December 31,
	2023	2022	2021
Common stock warrants	2,369,351	3,656,497	3,666,435
Prefunded warrants to purchase common stock	6,102,127	5,182,197	5,182,197
Stock options and RSUs outstanding	8,013,824	7,236,758	5,877,309
Total	16,485,302	16,075,452	14,725,941
4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$31,530	$—	$—	$31,530
U.S. treasury bills	217,857	377	(47)	218,187
U.S. agency securities	30,412	14	(57)	30,369
Corporate debt securities and commercial paper	84,425	91	(24)	84,492
Total	$364,224	$482	$(128)	$364,578

Classified as:
Cash equivalents				$40,531
Short-term investments				283,491
Long-term investments				40,556
Total				$364,578

	December 31, 2022
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair market value
Money market funds	$11,004	$—	$—	$11,004
U.S. treasury bills	113,964	5	(721)	113,248
U.S. agency securities	10,921	5	(11)	10,915
Non-U.S. government securities	6,060	—	(22)	6,038
Corporate debt securities and commercial paper	129,940	4	(399)	129,545
Total	$271,889	$14	$(1,153)	$270,750

Classified as:
Cash equivalents				$11,004
Short-term investments				224,265
Long-term investments				35,481
Total				$270,750
All investments held as of December 31, 2023 and 2022 were classified as available-for-sale debt securities and consist of highly liquid funds with high credit ratings that, on their date of purchase, had a contractual maturity of two years or less. Realized gains on investments were $33,000 for the year ended December 31, 2023, and zero for the years ended

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021,. There were no realized losses on investments for the years ended December 31, 2023, 2022, or 2021.
For investments in an unrealized loss position as of the respective balance sheet dates, the following table summarizes the fair value and gross unrealized losses by category, disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury bills	$12,779	$(25)	$6,994	$(22)	$19,773	$(47)
U.S. agency securities	26,248	(57)	—	—	26,248	(57)
Corporate debt securities and commercial paper	27,477	(24)	—	—	27,477	(24)
Total	$66,504	$(106)	$6,994	$(22)	$73,498	$(128)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury bills	$82,694	$(368)	$17,648	$(353)	$100,342	$(721)
U.S. agency securities	7,552	(11)	—	—	7,552	(11)
Non-U.S. government securities	3,012	(16)	3,026	(6)	6,038	(22)
Corporate debt securities and commercial paper	27,839	(195)	22,171	(204)	50,010	(399)
Total	$121,097	$(590)	$42,845	$(563)	$163,942	$(1,153)
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2023 and 2022, cash of $3.4 million and $2.4 million, respectively, is excluded from the fair value table below. We had no financial liabilities measured at fair value for the periods presented and the following tables summarize our financial assets measured at fair value on a recurring basis (in thousands):

Assets:	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$31,530	$—	$—	$31,530
U.S. treasury bills	218,187	—	—	218,187
U.S. agency securities	—	30,369	—	30,369
Corporate debt securities and commercial paper	—	84,492	—	84,492
Total	$249,717	$114,861	$—	$364,578

Assets:	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$11,004	$—	$—	$11,004
U.S. treasury bills	113,248	—	—	113,248
U.S. agency securities	—	10,915	—	10,915
Non-U.S. government securities	—	6,038	—	6,038
Corporate debt securities and commercial paper	—	129,545	—	129,545
Total	$124,252	$146,498	$—	$270,750
Our Level 2 assets consist of U.S. agency securities, non-U.S government securities, corporate debt securities, and commercial paper. We review trading activity and pricing for our available-for-sale securities as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.
6. Property and Equipment
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$3,472	$3,191
General equipment and furniture	459	459
Computer equipment and software	268	217
Leasehold improvements	118	118
Property and equipment, at cost	4,317	3,985
Less accumulated depreciation and amortization	(2,833)	(2,401)
Property and equipment, net	$1,484	$1,584
Depreciation expense was $576,000, $597,000 and $620,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development	$1,025	$1,881
Prepaid insurance	521	368
Prepaid other	327	394
Other receivables	582	317
Prepaid expenses and other current assets	$2,455	$2,960
Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Research and development services	$12,838	$7,657
Employee compensation	7,970	4,110
Legal and professional fees	283	334
Accrued taxes	4	1,847
Accrued other	92	55
Accrued liabilities	$21,187	$14,003
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
The Term Loans accrued interest at a floating per annum rate of 0.25% above the prime rate, subject to a floor of 5.75%, payable monthly commencing in September 2019. The Term Loans were interest only until September 30, 2020, however, under the Loan Agreement our interest only period automatically extended to June 30, 2021, if we received aggregate new capital of at least $40.0 million no later than June 30, 2020. We met this milestone in June 2020 in conjunction with the execution of our agreement with AbbVie, discussed in detail in Note 10.
In connection with the Loan Agreement, we issued SVB warrants to purchase up to 52,083 shares of our common stock at a price of $4.32 per share, 17,361 shares of which became exercisable in August 2019 after we drew down the initial tranche. In March 2020, after we drew down the second tranche of our Term Loans, an additional 17,361 shares became exercisable. The remaining warrants did not vest and expired upon the expiration of the third tranche of our Term Loans. The fair value of the warrants on the date of issuance for the initial tranche and second tranche was $60,000 and $60,000, respectively, determined using the Black-Scholes option-pricing model, and was recorded as a component of equity and as a debt discount in our accompanying Consolidated Balance Sheets.
In May 2023, we voluntarily repaid in full the remaining outstanding carrying value of $1.4 million of our Term Loans, which consisted of $800,000 in principal and final payments of $625,000, plus prorated accrued interest. In connection with the debt payoff, we wrote-off the remaining unamortized debt discount. As of December 31, 2023, we had no remaining balance outstanding under our Loan Agreement with SVB.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. Commitments and Contingencies
Operating Leases
In March 2019, we entered into a lease for office and laboratory space located at 188 East Blaine Street, Seattle, Washington. The term of the lease is 10.8 years with one option to extend the term by 5.0 years. Our option to extend the rental term of our lease was not considered reasonably certain as of December 31, 2023. The lease term commenced in June 2019. The “Rent Commencement Date” began in March 2020, nine months after the commencement date. The annual base rent under the lease is $1.7 million for the first year and will increase by 3.0% each year thereafter. We were not required to pay base rent from the Rent Commencement Date through November 2020, the last day of the ninth month following the Rent Commencement Date. We received a tenant improvement allowance of $5.4 million, which is included in our base rent, and a maximum additional tenant improvement allowance of $1.8 million, which will result in additional rent amortized over the term of the lease at an annual rate of 8.0%. The lease also requires us to pay additional amounts for operating and maintenance expenses. In connection with the lease, we have provided to our landlord a $254,000 letter of credit as a security deposit, which is recorded as noncurrent restricted cash in our accompanying Consolidated Balance Sheets.
As of December 31, 2023, our operating lease right-of-use assets and operating lease liability associated with our lease were $7.5 million and $9.9 million, respectively.
Supplemental operating lease information is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$1,843	$1,839	$1,837
Variable lease cost	917	823	603
Total lease cost	$2,760	$2,662	$2,440
Other information:
Cash paid for amounts included in the measurement of lease liabilities	$2,062	$2,009	$2,117
Weighted-average remaining lease term (years)	6.2	7.2	8.2
Weighted-average discount rate	10.7%	10.7%	10.7%
Variable lease costs represent our share of the landlord’s operating expenses. We do not act as a lessor or have any leases classified as financing leases.
Maturities of our operating lease liabilities as of December 31, 2023, are as follows (in thousands):

Minimum Lease Payments
2024	$1,939
2025	2,167
2026	2,224
2027	2,283
2028	2,344
Thereafter	2,811
Total future minimum lease payments	13,768
Less: imputed interest	(3,854)
Operating lease liabilities	$9,914
Contingencies
Certain credits received related to our research and development expenditures, which were previously recorded within other income within our Consolidated Statements of Operations and Comprehensive Income (Loss), were subject to review by foreign taxing authorities. We reached constructive agreement with the Australian Taxation Office (the “ATO”) during 2022 and recorded an estimated current foreign income tax provision of $1.3 million for the expected repayments, of which we paid $590,000 and $543,000 during the years December 31, 2023, and 2022, respectively. In 2023, the remaining balance of $136,000 was fully offset by research and development tax credits by the ATO, which were recorded within other income in

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2023, we have no further liabilities associated with the ATO.
10. License and Collaboration Agreements
AbbVie
In June 2020, we entered into an option and license agreement with AbbVie (as amended, the “AbbVie Agreement”) for the development of ALPN-101 (“acazicolcept”). which grants AbbVie an exclusive option to take an exclusive license to acazicolcept (the “License Option”). In December 2023, we and AbbVie amended the AbbVie Agreement (the “AbbVie Amendment”) and agreed to stop enrollment in our global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE (“Synergy”) to allow for an early assessment of the study’s clinical trial data. Currently enrolled patients will be allowed to complete their study treatment protocol. Amended payment terms are discussed below.
Under the AbbVie Agreement, the License Option is exercisable by AbbVie at any time and will expire 90 days from the delivery of an agreed-upon data package by us to AbbVie. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including completing our remaining deliverables under the Synergy study, based on an agreed-upon development plan (the “Development Plan”). We are fully responsible for all costs incurred to conduct the activities under the Development Plan, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments, if proposed by AbbVie. We are also responsible, at our sole cost and expense, for manufacturing and regulatory filings for acazicolcept necessary to complete activities under the Development Plan.
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie also agreed to make cash payments upon our achievement of certain development milestones (the “Alpine Development Milestones”) up to an aggregate amount of $75.0 million, of which $45.0 million was achieved in 2021, and the remaining $30.0 million was removed under the AbbVie Amendment. If AbbVie exercises the License Option, they will pay a one-time cash payment of $10.0 million (reduced from $75.0 million under the AbbVie Agreement). Following the exercise of the License Option, AbbVie has furthermore agreed to make aggregate cash payments per the AbbVie Amendment of up to $153.8 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $337.5 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as the “AbbVie Milestones”. Lastly, subsequent to commercialization, we are also eligible to receive mid-single-digit percentage royalties on worldwide net sales of licensed products.
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

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Amgen
In December 2021, we entered into an exclusive license and collaboration agreement with Amgen (the “Amgen Agreement”) for the development, manufacture, and commercialization of up to four preclinical candidates generated from our unique discovery platform. The agreement includes licensing of one of our existing preclinical biologic therapeutic programs (the “Existing Program”), as well as a research partnership to jointly develop candidates for up to three additional autoimmune and inflammatory disease programs for other designated biological targets (the “Research Programs”). These candidates include previously undisclosed multi-specific fusion protein-based therapeutic candidates for autoimmune and inflammatory diseases. We will advance candidate molecules to predefined preclinical milestones while Amgen will be responsible for the respective costs and, ultimately, Amgen will assume responsibility for development and commercialization activities and costs.
In connection with the execution of the Amgen Agreement in December 2021, we entered into a stock purchase agreement under which Amgen purchased 951,980 shares of our common stock in a private placement for approximately $15.76 per share and aggregate proceeds of $15.0 million. The shares were sold at a 25% premium to the volume-weighted average share price of our common stock for a specified 30-day period prior to entering into the agreement. The fair value of the common stock issued to Amgen of $11.9 million was recorded to equity, based on the closing price of common stock on the effective date of the Amgen Agreement. For accounting purposes, the $3.1 million difference between the cash proceeds and the fair value of the common stock was treated as additional consideration attributable to the Amgen Agreement. Under the terms of the agreement, Amgen also paid us a non-refundable upfront payment of $25.0 million in the first quarter of 2022.
As of December 31, 2023, we have completed our activities under the Existing Program. We continue to support activities related to the First Research Program. In January 2024, we received a termination notification from Amgen for the non-exclusive license to use the Second Research Program. A Third Research Program was not selected by the respective option deadline.
In addition, we are eligible to receive up to $381.0 million per program, or a total of approximately $762.0 million for the remaining programs, in future success-based payments related to development, regulatory and commercial milestones. Furthermore, we are eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on global net sales. In addition to proceeds from the non-refundable upfront payment, we have recognized $2.1 million in research and development support provided by us through December 31, 2023.
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
Adaptimmune
In May 2019, we entered into a collaboration and licensing agreement with Adaptimmune (the “Adaptimmune Agreement”) to develop next-generation SPEAR T cell products. Under this agreement, we performed certain research services and granted Adaptimmune a worldwide exclusive license to programs from our secreted immunomodulatory protein and transmembrane immunomodulatory protein technologies.
Through December 31, 2023, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement, consisting of a $2.0 million upfront license payment received in June 2019, and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. Furthermore, through December 31, 2023, we have recorded $2.1 million in research support payments received in connection with research services completed by us. If respective pre-specified milestones for each of the two active research programs are achieved, we are eligible for downstream development and commercialization milestones of up to an aggregate amount of $105.0 million, and we are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
Contract balances and revenue recognition
We report contract assets resulting from unconditional rights to consideration related to upfront payments, and for completed but unpaid research and development services within accounts receivable in our accompanying Consolidated Balance Sheets. Contract liabilities, representing advance consideration for licensing rights bundled with research and development services and other promises for which the underlying performance obligations have not yet been satisfied, are

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
reported as deferred revenue in our accompanying Consolidated Balance Sheets. Contract liabilities are presented as current and noncurrent based on estimated timing of when the underlying performance obligations will be met. Respective balances are as follows (in thousands):

	December 31,
	2023	2022
Contract Assets	$167	$392
Contract Liabilities	$17,217	$74,756
We use cost-based input methods to measure progress towards completion of our performance obligations and to calculate the corresponding revenue to recognize under our contracts with customers each period. In applying the cost-based input, we use actual costs incurred relative to budgeted costs for each combined performance obligation. Actual costs consist primarily of labor related to internal personnel, and third-party contracts. Revenue is recognized based on the percentage of costs incurred relative to the total estimated costs for the performance obligation. A cost-based input method of revenue recognition requires management to estimate the costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.
Collaboration revenue recognized in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss), disaggregated by customer, is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
AbbVie	$41,925	$17,064	$23,443
Amgen	16,487	11,964	—
Adaptimmune	464	1,036	—
Total collaboration revenue	$58,876	$30,064	$23,443
Revenue recognized during the period that was included in the opening contract liability balance was $57.5 million, $28.2 million and $23.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. For 2023, the decrease in the contract liability balance includes a cumulative catch-up adjustment of $20.4 million recognized upon the contract modification related to the AbbVie Amendment, which resulted in downward revision of the projected program duration and a corresponding decrease in total direct and indirect development costs to complete the program, and $6.7 million in revenue recognized under the Amgen Agreement upon expiration of Amgen’s option to select an additional Third Research Program. For 2022, the change in the contract liability balance for AbbVie was reduced by a cumulative catch-up adjustment related to upward revisions to the projected program duration and corresponding increase in estimated total direct and indirect development costs to complete the program.
11. Stockholders’ Equity
Common Stock
Shares of common stock reserved for future issuance were as follows:

	December 31,
	2023	2022
Shares to be issued upon exercise of outstanding stock options	7,968,360	7,058,140
Shares to be issued upon release of RSUs	45,464	178,618
Shares to be issued upon conversion of common stock warrants	2,369,351	3,656,497
Shares to be issued upon conversion of prefunded warrants	6,102,127	5,182,197
Shares available for future stock grants	281,984	314,523
Shares to be issued under employee stock purchase plan	45,211	45,211
Shares of common stock reserved for future issuance	16,812,497	16,435,186

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Securities Offerings
In November 2023, we sold an aggregate of 9,791,832 shares of our common stock (the “2023 Shares”) and prefunded warrants to purchase 3,200,000 shares of common stock (the “2023 Prefunded Warrants”) in an underwritten public offering, including the subsequent partial exercise of the underwriters’ over-allotment option, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-271517). The purchase price for each 2023 Share and 2023 Prefunded Warrant was $12.50 and $12.499 per share, respectively, for an aggregate purchase price of $162.4 million. The 2023 Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share. In connection with this offering, we received net proceeds of $152.2 million after deducting underwriting discounts, commissions and offering costs. Offering costs of $440,000 were netted against the proceeds within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
In September 2022, we sold an aggregate of 15,509,282 shares of our common stock in an underwritten public offering, including the subsequent partial exercise of the underwriters’ over-allotment option in October 2022, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-256107). We received resulting net proceeds of $106.7 million after deducting underwriting discounts, commissions and offering costs. Offering costs of $438,000 were netted against the proceeds within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
In September 2021, we entered into a securities purchase agreement (the “2021 Securities Purchase Agreement”) for a private placement with a select group of institutional investors, pursuant to which we sold 6,489,357 shares of our common stock (the “2021 Shares”) and prefunded warrants to purchase 3,191,487 shares of common stock (the “2021 Prefunded Warrants”). The purchase price for each 2021 Share and for each 2021 Prefunded Warrant was $9.40 per share, for an aggregate purchase price of approximately $91.0 million. The 2021 Prefunded Warrants became fully exercisable upon the closing date and have an exercise price of $0.001 per share. We incurred $266,000 in offering costs associated with the 2021 Securities Purchase Agreement, which was netted against the proceeds within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
The securities sold and issued under the 2021 Securities Purchase Agreement have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements. We filed a registration statement for the 2021 Securities Purchase Agreement with the SEC, which was declared effective by the SEC in November 2021 and covers the resale of the shares of common stock issuable in connection with the private placements and upon exercise of the warrants.
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
Financing Agreements
In April 2023, we entered into a sales agreement (the “2023 Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”) to sell shares of our common stock, from time to time, through an “at-the-market” equity offering for up to $100.0 million in aggregate gross proceeds. TD Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales proceeds from shares sold through TD Cowen under the 2023 Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271517), which was filed with the SEC on April 28, 2023, and declared effective on May 9, 2023. On May 11, 2023, we filed a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the 2023 Sales Agreement. As of December 31, 2023, we have sold 919,413 shares of common stock under the 2023 Sales Agreement for a price of $10.93 per share. The associated gross proceeds of $10.0 million were recorded net of directly related offering costs of $355,000 within additional-paid-in-capital on our accompanying Consolidated Balance Sheets.
In September 2022, we and TD Cowen mutually terminated our prior sales agreement (the “2021 Sales Agreement”), which we had entered into in July 2021. The 2021 Sales Agreement provided that we may sell shares of our common stock from time to time through an “at-the-market” equity offering for up to $75.0 million in gross cash proceeds, with TD Cowen acting as the sales agent. No common stock was sold under the 2021 Sales Agreement. In connection with the termination of

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the 2021 Sales Agreement, we wrote off $488,000 of deferred offering costs to expense, which were previously included within prepaid expenses and other current assets on our accompanying Consolidated Balance Sheets.
Treasury Shares
In June 2023, we retired 1,250,467 shares of treasury stock, and returned the shares of common stock to the status of authorized but unissued shares.
Warrants
We have issued warrants in connection with our securities offerings, SVB loans, and to certain non-employee professional advisers. Excluding the prefunded warrants we issued in connection with our securities offerings discussed above, the table below summarizes our common stock warrant activity:

	Warrants Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contract Term (in years)
Outstanding at December 31, 2022	3,656,497	$12.66	1.12
Exercised	(1,287,146)	12.74
Outstanding and Exercisable at December 31, 2023	2,369,351	$12.62	0.15
In January 2024, we issued 1,694,282 shares of common stock and received $17.6 million in proceeds in connection with exercises of 2,309,404 of our common stock warrants. In addition, in February 2024, we issued 3,199,879 shares of common stock in connection with the exercise of 3,200,000 of our prefunded warrants.
Equity Incentive Plans
Our board of directors has approved “inducement” grants, pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, which are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). In August 2023, we issued an “inducement” option grant to purchase 185,000 shares of our common stock at a per-share exercise price of $13.44 to our Chief Technology Officer. In August 2022, we issued an “inducement” option grant to purchase 160,000 shares of our common stock at a per-share exercise price of $8.38 to our Chief Medical Officer.
In June 2018, our stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”). Upon adoption, we ceased granting stock awards under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan (the “2015 EIP”) and the Amended and Restated 2015 Stock Plan, collectively, the “Legacy Plans”. All shares of common stock subject to awards under the Legacy Plans that expire or terminate without having been exercised in full, or are forfeited to or repurchased by the company, will be added to the 2018 Plan, up to a maximum of 1,972,784 shares.
Under our 2018 Plan we may issue stock options, stock appreciation rights, restricted stock, RSUs or performance shares. As of December 31, 2023, we have only issued stock options and RSUs. Our 2018 Plan provides for an annual increase in the number of shares reserved for issuance equal to the lesser of (1) 5% of the number of shares of common stock outstanding as of the last day of the preceding calendar year or (2) 1,500,000. However, our board of directors may act prior to January 1 of a given year to provide that there will be no January 1 increase for such year or that the increase for such year will be a lesser number of shares. On January 1, 2024, a total of 1,500,000 additional shares was automatically added to the shares authorized under the 2018 Plan.
In July 2017, in connection with the merger with Nivalis, we assumed Nivalis’ Employee Stock Purchase Plan (the “ESPP”) and the 2015 EIP. Upon assumption of the ESPP, there were 45,211 shares available for issuance under the ESPP. As of December 31, 2023, we have not activated the ESPP.
Stock options granted to our employees under our equity plans generally vest within four years, and vested options are exercisable from the vest date until ten years after the date of grant. Vesting of certain employee options may be accelerated in the event of a change in control of the Company. We grant stock options to employees with exercise prices equal to the fair value of our common stock on the date of grant. The term of incentive stock options may not exceed ten years from the date of grant.
As of December 31, 2023, a total of 9,616,862 shares of common stock were authorized for issuance under our 2018 Plan and Legacy Plans.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A summary of stock option activity under our plans is presented below:

	Options Outstanding	Weighted- average Exercise Price (per share)	Weighted- average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	7,058,140	$8.37
Granted	2,816,197	$9.50
Exercised	(858,511)	$5.91
Forfeited	(1,047,466)	$10.40
Outstanding at December 31, 2023	7,968,360	$8.77	6.96	$82,254
Vested and expected to vest after December 31, 2023	7,790,360	$8.79	6.95	$80,307
Exercisable at December 31, 2023	4,462,145	$7.79	5.62	$50,542
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $7.6 million, $1.1 million and $546,000, respectively. The fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $9.6 million, $8.6 million and $3.4 million, respectively.
A summary of our RSU activity under our plans is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value (per share)	Weighted- average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Non-vested at December 31, 2022	178,618	$12.00
Vested	(114,651)	$12.00
Forfeited	(18,503)	$12.00
Non-vested at December 31, 2023	45,464	$12.00	0.0	$867
The aggregate intrinsic value of RSUs vested during the years ended December 31, 2023 and 2022 was $1.0 million and $527,000, respectively. The fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $1.4 million and $735,000, respectively. No RSUs vested during the year ended December 31, 2021.
We utilize newly issued shares to satisfy option exercises and RSU releases. As of December 31, 2023, there was $22.4 million of unrecognized stock-based compensation expense related to approximately 3.6 million nonvested stock options and RSU awards that is expected to be recognized over a weighted-average remaining period of 2.7 years.
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
The fair values of stock options granted to employees were calculated using the following assumptions:

	Years Ended December 31,
	2023	2022	2021
Weighted-average estimated fair value at grant	$6.94	$7.56	$8.44
Risk-free interest rate (1)	3.36% - 4.67%	1.39% - 4.04%	0.25% - 1.3%
Expected term of options (in years) (2)	5.27 - 6.08	5.27 – 6.08	3.49 – 6.08
Expected stock price volatility (3)	81% - 85%	80% - 83%	79% - 83%
Expected dividend yield (4)	—%	—%	—%
(1)The risk-free interest rate assumption was based on zero-coupon U.S. Treasury instruments that had terms consistent with the expected term of our stock option grants.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
(3)Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated or is expected to fluctuate during a period. We analyzed the historical stock price volatility of companies at a similar stage of development to estimate the expected volatility of our stock price.
(4)We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.
Stock-based compensation expense is classified in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$6,251	$5,713	$3,347
General and administrative	4,379	3,935	2,893
Total stock-based compensation expense	$10,630	$9,648	$6,240
12. Income Taxes
Our loss before taxes is derived from domestic (United States) and foreign (Australian) sources as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$(32,450)	$(55,475)	$(48,932)
Foreign	369	43	(1,488)
Total	$(32,081)	$(55,432)	$(50,420)
The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
U.S. - Federal	$47	$(981)	$—
U.S. - State	4	(16)	—
Foreign	—	(1,285)	(129)
Total current	51	(2,282)	(129)
Deferred:
Foreign	(154)	(48)	216
Total deferred	(154)	(48)	216
Total income tax (expense) benefit	$(103)	$(2,330)	$87

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. Statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes (net of federal benefit)	0.3%	0.1%	—%
Permanent differences	0.3%	—%	(0.4)%
Federal research and development credit	9.2%	5.0%	4.5%
Change in valuation allowance	(29.1)%	(28.6)%	(21.4)%
Global intangible low-taxed income recapture	—%	(0.6)%	(1.4)%
Stock-based compensation	(1.6)%	(1.9)%	(1.8)%
Foreign rate differential	(0.1)%	—%	0.2%
Other	(0.3)%	—%	(0.5)%
Voluntary disclosure net change in prior years’ tax liabilities	—%	0.8%	—%
Effective income tax rate	(0.3)%	(4.2)%	0.2%
For the year ended December 31, 2023, tax expense of $103,000 primarily represents deferred tax expense from the application of a full valuation allowance against our remaining foreign deferred tax assets, partially offset by the recognition of current income tax benefits resulting from the finalization of our prior period tax returns.
For the year ended December 31, 2022, $1.0 million of our tax expense represents the recognition of current domestic federal and state income tax liabilities, which was a result of the mandatory capitalization of research and development expenses under Internal Revenue Code (the “IRC”) Section 174. As part of the Tax Cuts and Jobs Act of 2017, beginning with the 2022 tax year, expenses that are incurred for research and development in the U.S. will be capitalized and amortized over five years, and expenses that are incurred for research and experimentation outside the U.S. will be capitalized and amortized over 15 years.
For the year ended December 31, 2022, $1.3 million of our tax expense represents the recognition of current tax liabilities, which were the result of a cumulative change to our foreign income tax provision for the activities of Alpine Immune Sciences Australia PTY LTD. In June 2022, Alpine Immune Sciences Australia PTY LTD’s was notified that the tax return filed under a revised transfer pricing model was accepted for the six-month period ended December 31, 2019. Following the acceptance notification, the tax provisions for each open tax year have been recalculated using the same transfer pricing methodology underlying the accepted return. Additionally, consistent with the change to our transfer pricing methodology, we recorded $48,000 of deferred tax expense resulting from a reduction to our deferred tax assets for the year ended December 31, 2022.
The $87,000 tax benefit for the year ended December 31, 2021, represents deferred tax benefits resulting from the finalization of our prior-period tax returns and the removal of the valuation allowance in place against our foreign deferred tax assets, partially offset by income tax expense for current year activity.
For the years ended December 31, 2023, 2022, and 2021, the difference between the U.S. federal statutory tax rate of 21% and our effective tax rates in all periods is primarily due to changes in our valuation allowance related to our deferred tax assets and the generation and consumption of federal research and development tax credits. We have elected to treat taxes due on future U.S. inclusions in taxable income under the global intangible low-taxed income (the “GILTI”) provision as a current-period expense when incurred. As such, expected future GILTI inclusions have not been factored into the measurement of our deferred taxes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table represents the

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
significant components of our deferred tax assets and liabilities for the periods presented (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$23,205	$18,590
Research and development credits	9,259	6,240
Intangible asset basis	4	2
Lease liability	2,126	2,315
Deferred revenue	3,600	14,752
Stock based compensation	2,428	2,343
Capitalized research and experimental costs	24,147	12,681
Other	1,088	156
Gross deferred tax assets	65,857	57,079
Valuation allowance	(63,897)	(54,841)
Total deferred tax assets, net of valuation allowance	1,960	2,238
Deferred tax liabilities:
Prepaid expenses	(251)	(173)
Fixed asset basis	(126)	(182)
Right-of-use asset basis	(1,583)	(1,728)
Total deferred tax liability	(1,960)	(2,083)
Net deferred tax assets and liabilities	$—	$155
A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that sufficient taxable income will be generated to utilize the deferred tax assets. For the year ended December 31, 2023, we determined that based on an evaluation of our sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and therefore we continued to record a full valuation allowance. For the year ended December 31, 2023, we determined that it was more likely than not that none of our foreign deferred tax assets would be realized. As such, we have recorded a full valuation allowance against all foreign deferred tax assets. The valuation allowance increased by $9.1 million and $16.1 million during the years ended December 31, 2023 and 2022, respectively.
We have net operating loss (“NOL”) carryforwards as follows (in thousands):

	December 31,
	2023	2022
Federal (after January 1, 2018)	$108,393	$85,012
State	$6,778	$6,433
Federal NOL carryforwards created after January 1, 2018, carry forward indefinitely, and our state NOL carryforwards begin to expire in 2038.
We have net research and development tax credit carryforwards as follows (in thousands):

	December 31,
	2023	2022
Federal	$11,584	$7,892
Foreign	$578	$527
Federal research and development tax credit carryforwards begin to expire in 2035, and our foreign research and development tax credits carry forward indefinitely.
Current tax laws impose substantial restrictions on the utilization of research and development credit and NOL carryforwards in the event of an ownership change, as defined by the IRC Section 382 and 383. Such an event may limit our ability to utilize NOLs and research and development tax credit carryforwards. We have commissioned Section 382 studies, focused on AIS Operating Co., Inc., evaluating changes in ownership for periods from inception through December 31, 2023. We concluded that we experienced ownership changes on June 10, 2016, and September 17, 2021, and as a result, our ability to

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
use research and development tax credit and NOL carryforwards created prior to September 17, 2021, has been limited. We have incorporated the resulting limitations into our provision for income taxes for the years ended December 31, 2023 and 2022. Though limited in the amount which can be utilized for the year ended December 31, 2023, and annually thereafter, the restrictions do not definitively prevent the impacted research and development tax credit carryforwards from utilization in future years and before expiration. As such, we have not reduced our research and development tax credit carryforwards as of December 31, 2023.
Additionally, under IRC Section 382 and 383, the 2017 merger with Nivalis is likely considered an ownership change with respect to the potential limitation of the Nivalis federal tax credits and NOLs. As such, it is likely that any future utilization of Nivalis federal tax credits and NOLs is substantially limited. Therefore, as of December 31, 2018, all Nivalis tax credit and NOL carryforwards have been reduced to zero.
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
The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2023	2022	2021
Unrecognized benefits – beginning of year	$2,149	$1,553	$990
Gross increases (decreases) – prior year tax positions	(2)	—	—
Gross increases – current year tax positions	727	596	563
Unrecognized benefit – end of year	$2,874	$2,149	$1,553
All of the unrecognized tax benefits as of December 31, 2023, are accounted for as a reduction in our deferred tax assets. Due to our valuation allowance, none of the $2.9 million of unrecognized tax benefits would affect our effective tax rate, if recognized. We do not expect any significant change in our unrecognized tax benefits during the next twelve months.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. There were no accrued interest or penalties related to unrecognized tax benefits for the years ended December 31, 2023, 2022, or 2021.
Our material income tax jurisdictions are the United States (federal), California (state), and Australia (foreign). We are subject to audit for tax years 2012 and forward for federal purposes, 2017 and forward for California purposes, and 2019 and forward for foreign purposes.
13. Related Party Transactions
In February 2024, certain of our stockholders whose beneficial ownership exceeded 5%, exercised 3,200,000 prefunded warrants pursuant to a net exercise mechanism under the warrants.
In January 2024, certain of our affiliates or stockholders whose beneficial ownership exceeded 5%, exercised 1,379,887 common stock warrants for proceeds of $17.6 million.
In December 2023, certain of our affiliates or stockholders whose beneficial ownership exceeded 5% exercised 219,692 common stock warrants for proceeds of $1.9 million.
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
14. 401(k) Retirement Plan
We have adopted a 401(k) defined contribution retirement savings plan. All employees are eligible to participate, provided they meet the requirements of the plan. Beginning in 2022, we started offering employer 401(k) matching contributions at our discretion subject to annually determined limits. The expense recognized related to the employer matching

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
contributions was $493,000 and $287,000 for the years ended December 31, 2023 and 2022, respectively. Prior to 2022, we did not match employee contributions to the plan.