Form 10-K/A
period 2023-12-31
ALPINE IMMUNE SCIENCES, INC.
filed 2024-04-26
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

The number of shares of the registrant’s common stock outstanding as of April 9, 2024 was 65,560,484.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name:	Ernst & Young LLP	Auditor Location:	Seattle, Washington	Auditor Firm PCAOB ID:	42

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”), amends Alpine Immune Sciences, Inc.’s (the “Company,” “Alpine,” “we,” “us,” and “our”) Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2023, the end of the fiscal year covered by our Annual Report on Form 10-K.
Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.
In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and the amendment to our Annual Report on Form 10-K and inclusion of updated outstanding share information. Except as described above, no other changes have been made to the Original Filing.
Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of our annual report on Form 10-K other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

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
i

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
BOARD OF DIRECTORS
The following table sets forth the names and certain other information for each of the members of our board of directors as of April 9, 2024.

	Age	Position	Director Since(7)	Current Term Expires
Robert Conway(2)(5)	70	Director	2015	2024
James N. Topper, M.D., Ph.D.(6)	62	Director	2017	2024
Christopher Peetz(4)	45	Director	2018	2024
Peter Thompson, M.D.(1)(3)	64	Director	2017	2025
Natasha Hernday(4)	52	Director	2020	2025
Mitchell H. Gold, M.D.	57	Executive Chairman and Chief Executive Officer	2017	2026
Xiangmin Cui, Ph.D.(1)(2)	55	Director	2019	2026
Jörn Drappa, M.D., Ph.D.	59	Director	2022	2026
(1)Member of the compensation committee.
(2)Member of the nominating and corporate governance committee.
(3)Chairman of the nominating and corporate governance committee.
(4)Member of the audit committee.
(5)Chairman of the audit committee.
(6)Chairman of the compensation committee.
(7)Represents first year of service on the board of directors of Nivalis Therapeutics, Inc. (which we refer to as Nivalis), renamed as Alpine Immune Sciences, Inc. (which we refer to as Alpine) in July 2017.

Natasha Hernday has served as a member of our board of directors since December 2020. From November 2022 to December 2023, Ms. Hernday served as Chief Business Officer and Executive Committee member of Seagen Inc., an oncology company that was acquired by Pfizer in December 2023, where she previously served as Executive Vice President, Corporate Development from October 2020 to November 2022, Senior Vice President of Corporate Development from September 2017 to October 2020 and as Vice President, Corporate Development from January 2011 to September 2017. She also serves on the board of directors of Xoma Corp. (Nasdaq: XOMA) and on the Knight Campus External Advisory Board for the University of Oregon. Ms. Hernday received her B.A. in Microbiology from the University of California at Santa Barbara and M.B.A. from Pepperdine University.
We believe that Ms. Hernday’s experience and expertise in the biotechnology and the pharmaceuticals industry including exploratory research, corporate development, and corporate strategy, as well as her record of successful asset licensing, collaborations, and M&A provide her with the qualifications necessary to serve as a member of our board of directors.
Peter Thompson, M.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and previously served as a member of the board of directors of Alpine since June 2016. Dr. Thompson is a Member at OrbiMed Advisors LLC, an investment firm focused on the healthcare sector, where he has also served as venture partner since joining in September 2010. Dr. Thompson is a co-founder of and has served as a member of the board of directors of Corvus Pharmaceuticals, Inc. (Nasdaq: CRVS) since December 2014. Dr. Thompson served as a director of Silverback Therapeutics, Inc. (Nasdaq: SBTX) from April 2016 until Silverback's acquisition by ARS Pharmaceuticals Inc. (Nasdaq: SPRY) in November 2022, and has since continued as a director of ARS; Dr. Thompson has also served as a director of Decibel Therapeutics, Inc. (Nasdaq: DBTX) since November 2020 and as a director of PMV Pharmaceuticals, Inc. (Nasdaq; PMVP) since November 2014. Dr. Thompson also served as a member of the board of directors of Prevail Therapeutics Inc. (Nasdaq: PRVL) from October 2017 until January 2021, and as a member of the board of directors of Synthorx, Inc. (Nasdaq: THOR) from April 2018 to January 2020. He also currently serves on the boards of directors of several private companies. Dr. Thompson is a board-certified internist and oncologist and has served as Affiliate Professor of Neurosurgery at the University of Washington since 2010. Dr. Thompson previously held executive positions at Chiron Corporation and Becton Dickinson and served on the faculty of the National Cancer Institute following his medical staff fellowship there. Dr. Thompson holds a Sc. B. in Molecular Biology and Mathematics from Brown University and an M.D. from Brown University Medical School.
We believe that Dr. Thompson’s venture capital and management experience in the pharmaceuticals industry provides him with the qualifications and skills necessary to serve as a member of our board of directors.
Mitchell H. Gold, M.D. has served as our executive chairman, chief executive officer and a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and, prior to the merger, served as Alpine’s chief executive officer since June 2016 and as Alpine’s executive chairman and member of Alpine’s board of directors since January 2015. Prior to co-founding Alpine, Dr. Gold was Chairman and Founder of Alpine Biosciences, a privately-held biotech company, from 2012 to 2014. Dr. Gold is currently a Managing Partner at Alpine BioVentures, a venture capital firm. Dr. Gold holds an M.D. from Rush Medical College of Rush University Medical Center and a B.S. in Biology from the University of Wisconsin.
We believe that Dr. Gold possesses specific attributes that qualify him to serve as a member of our board of directors, including more than 20 years of experience in senior executive management roles with both early stage and public biopharmaceutical companies.
Xiangmin Cui, Ph.D. has served as a member of our board of directors since January 2019. Dr. Cui has served as managing director of Decheng Capital, an investment firm focused on life sciences companies, since he founded the firm in 2011. Prior to founding Decheng, Dr. Cui was an investment partner at Bay City Capital, an international life science venture capital firm in San Francisco. Dr. Cui was previously director of strategic investment for the Southern Research Institute, a not-for-profit research organization. Prior to that, Dr. Cui co-founded Pan Pacific Pharmaceuticals and Hucon Biopharmaceuticals, where he led efforts in discovery and development of several key technologies in the fields of oncology, cardiology, and infectious and inflammatory diseases. Dr. Cui served as a member of the board of directors of Cue Health (Nasdaq: HLTH) from June 2020 to July 2022 and also currently serves on the boards of directors of several private companies. Dr. Cui holds a Ph.D. in Cancer Biology from Stanford University and a B.S. and M.S. in Molecular Biology from Peking University.
We believe that Dr. Cui’s venture capital and management experience in the pharmaceuticals industry provides him with the qualifications and skills necessary to serve as a member of our board of directors. Dr. Cui was appointed to our board of directors pursuant to the terms of the securities purchase agreement relating to our January 2019 private placement.

Jörn Drappa, M.D., Ph.D. has served as a member of our board of directors since July 2022. Dr. Drappa has served as the Chief Medical Officer of Alumis Inc. since August 2022. Previously, Dr. Drappa served as Chief Medical Officer of Ventyx Biosciences from September 2021 to May 2022. Prior to Ventyx, Dr. Drappa co-founded Viela Bio, a biotechnology company focused on the discovery, development and commercialization of treatments for autoimmune and severe inflammatory diseases in March 2018 and served as its Head of R&D and Chief Medical Officer through its acquisition by Horizon Therapeutics in March 2021. At Viela Bio, Dr. Drappa led the development of UPLIZNA™ (inebilizumab-cdon) in multiple indications, culminating in its approval for the treatment of neuromyelitis optica spectrum disorder. Dr. Drappa received his M.D. and Ph.D. degrees from the University of Cologne in Germany. He completed a residency in internal medicine at New York Presbyterian Hospital and a fellowship in rheumatology at the Hospital for Special Surgery, NY.
We believe that Dr. Drappa's depth of experience leading the successful development of immunology drugs across both small biotech and large pharmaceutical companies, and from early stage through commercialization, proven track record as a biotech executive and career as a board-certified internist and rheumatologist provide him with the qualifications and skills necessary to serve as a member of our board of directors.
Robert Conway has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and previously served as a member of the board of directors of Nivalis since April 2015. Since 2013, Mr. Conway has served on the board of directors of ARCA BioPharma (Nasdaq: ABIO), a publicly traded biopharmaceutical company, and was elected Chairman in June 2014. Mr. Conway is also a member of the board of directors of Signant Health, a private clinical technology company, and was a member of the board of another private clinical technology company, Advarra, Inc. until August 2022, when Advarra was sold to Blackstone. In addition, Mr. Conway is a member of the strategic advisory committee of Genstar Capital. Mr. Conway received a B.S. in Accounting from Marquette University in 1976.
We believe that Mr. Conway’s experience and expertise in the pharmaceutical industry, pharmaceutical development and clinical trials, and corporate finance, governance, accounting and public company compliance give him the qualifications and skills to serve on our board of directors.
James N. Topper, M.D., Ph.D. has served as a member of our board of directors since the completion of the merger of Nivalis and Alpine in July 2017 and, prior to the merger, served as a member of the board of directors of Alpine since June 2016. Dr. Topper has been a partner with Frazier Life Sciences since August 2003, serving as general partner since 2005. Dr. Topper currently serves as a member of the boards of directors of Phantom Pharmaceuticals, Inc. (Nasdaq: PHAT), and NewAmsterdam Pharma Company NV (Nasdaq: NAMS), and has served on numerous other boards of directors, including Allena Pharmaceuticals (Nasdaq: ALNA), Aptinyx, Inc. (Nasdaq: APTX), Entasis Therapeutics Holdings Inc. (Nasdaq: ETTX), Sierra Oncology, Inc. (formerly ProNai) (Nasdaq: SRRA), Amicus Therapeutics, Inc. (Nasdaq: FOLD), Portola Pharmaceuticals, Inc. (Nasdaq: PTLA), and La Jolla Pharmaceutical Company (Nasdaq: LJPC). Dr. Topper received his M.D. and Ph.D. in Biophysics from Stanford University and his B.S. in Biology from the University of Michigan.
We believe that Dr. Topper’s experience overseeing Frazier Life Sciences’ investments in biotechnology, his experience in senior management positions, and his significant knowledge of industry, medical and scientific matters, provide Dr. Topper with the qualifications and skills to serve on our board of directors.
Christopher Peetz has served as a member of our board of directors since April 2018. Mr. Peetz has been the president and chief executive officer of Mirum Pharmaceuticals, Inc. since March 2019 and president since November 2018. He has served as an entrepreneur-in-residence at Frazier Healthcare Partners since May 2017. He served as the chief executive officer of Flashlight Therapeutics, Inc. from May 2017 until December 2019. Mr. Peetz received an M.B.A. from Stanford Graduate School of Business and a B.S.B.A. in Finance, International Business and French from Washington University in St. Louis.
We believe Mr. Peetz’ experience in senior management positions in both business and finance and his experience supporting various corporate and financing transactions provide him with the qualifications and skills to serve on our board of directors.

EXECUTIVE OFFICERS
The names of our executive officers, their ages, their positions, and other biographical information as of April 9, 2024, are set forth below. Executive officers are appointed by our board of directors to hold office until their successors are elected and qualified. There are no family relationships among our directors or executive officers.

Name	Age	Position
Mitchell H. Gold, M.D.	57	Executive Chairman and Chief Executive Officer
Stanford Peng, M.D., Ph.D.	53	President and Head of Research and Development
Paul Rickey	45	Senior Vice President, Chief Financial Officer and Corporate Secretary
Remy Durand, Ph.D.	39	Chief Business Officer
See “—Board of Directors” above for Dr. Gold’s biographical information.
Stanford Peng, M.D., Ph.D. has served as our president and head of research and development since April 2019, prior to which he served as our executive vice president of research and development and chief medical officer since the completion of the merger of Nivalis and Alpine in July 2017, as Alpine’s chief medical officer from September 2016 to February 2017 and as Alpine’s executive vice president of research and development and chief medical officer from February 2017 until completion of the merger. Dr. Peng received an M.D. and Ph.D. in Biology from the Yale University School of Medicine and a B.A. in Music and B.S. in Biological Sciences from Stanford University.
Paul Rickey has served as our senior vice president and chief financial officer since the completion of the merger of Nivalis and Alpine in July 2017, and prior to the merger, served as Alpine’s senior vice president and chief financial officer since April 2017. Mr. Rickey has served as our treasurer since December 2018, and our secretary since March 2019. Mr. Rickey graduated from the University of Washington with a B.A. and Masters in Professional Accounting and is a certified public accountant, inactive.
Remy Durand, Ph.D. has served as our chief business officer since January 2021, prior to which he served as our senior vice president of business development and corporate strategy from January 2020 to December 2020 and as vice president of business development from October 2018 to December 2019. Dr. Durand has also served as principal on the investment team at Alpine BioVentures since October 2018. Prior to joining Alpine, Dr. Durand served as vice president on the investment team at Frazier Healthcare Partners from February 2015 to August 2018. Previously, Dr. Durand served as senior associate at GE Ventures Healthcare, a corporate venture capital practice within General Electric, from 2013 to 2015, and as a senior life sciences specialist at L.E.K. Consulting, a global strategy consulting firm, from 2011 to 2013. Dr. Durand received a Ph.D. and M.S. in Bioengineering from Stanford University and a B.S. in Biomedical Engineering from Case Western Reserve University.
GOVERNANCE
Corporate Governance Guidelines
Our board of directors has adopted a set of guidelines that establish the corporate governance policies pursuant to which our board of directors intends to conduct its oversight of our business and affairs in accordance with its fiduciary responsibilities. These guidelines address, among other items, the responsibilities of our directors, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. Our corporate governance guidelines are posted on the Corporate Governance portion of our website at http://ir.alpineimmunesciences.com/governance.
Code of Business Conduct and Ethics
We are committed to the highest standards of integrity and ethics in the way we conduct our business. Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer, and other executive and senior financial officers. Our Code of Business Conduct and Ethics establishes our policies and expectations with respect to a wide range of business conduct, including preparation and maintenance of financial and accounting information, compliance with laws and conflicts of interest. In accordance with our Code of Business Conduct and Ethics, each of our employees, officers and directors is required to report suspected or actual violations to the extent permitted by law. In addition, our board of directors has adopted separate policies and procedures concerning the receipt and investigation of complaints relating to accounting, internal accounting controls or auditing matters, which are administered by our audit committee. Our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at http://ir.alpineimmunesciences.com/governance. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.
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
•reviewing and discussing with management and our independent auditors the financial statements, including certain disclosures, addressing any issues encountered in the course of the audit work, and evaluating the performance of our independent auditors;
•discussing with management our earnings press releases, financial information and any earnings guidance provided to analysts and ratings agencies;
•discussing with management and the internal auditors (if any) our disclosure controls, internal accounting and financial controls and accounting policies and practices;
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
Since December 2020, the audit committee has consisted of three directors: Messrs. Conway (chairman) and Peetz and Ms. Hernday. Our board of directors has determined that Mr. Conway is an “audit committee financial expert” as defined in the SEC rules and made a qualitative assessment of Mr. Conway’s level of knowledge and experience based on several factors, including his prior experience, business acumen and independence. Our board of directors has concluded that the composition of the audit committee meets the requirements for independence under the rules and regulations of Nasdaq and the SEC.
The audit committee met four times during 2023. The audit committee also meets periodically with our outside auditors without management present, at such times as it deems appropriate. Our board of directors has adopted a written charter for the audit committee in compliance with the applicable rules of the SEC and the Nasdaq listing standards and which is available on our website at https://ir.alpineimmunesciences.com/governance.
Item 11. Executive Compensation.
Overview
Our compensation committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. The compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. Beginning in 2017, the compensation committee retained AON Radford, or AON, a compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Accordingly, AON now serves at the discretion of the compensation committee. The compensation committee engaged AON to assist in developing a group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers is competitive and fair.
Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers:

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Mitchell H. Gold, M.D.	2023	599,000	1,897,924	419,300	5,000	2,921,224
Executive Chairman and Chief Executive Officer	2022	544,000	1,970,079	231,200	3,000	2,748,279
Stanford Peng, M.D., Ph.D.	2023	546,000	813,396	389,100	5,000	1,753,496
President and Head of Research and Development	2022	525,000	1,970,079	223,200	3,000	2,721,279
Paul Rickey	2023	437,000	591,068	249,100	5,000	1,282,168
Senior Vice President and Chief Financial Officer	2022	416,000	1,030,856	158,100	3,000	1,607,956
Wolfgang Dummer, M.D., Ph.D.(4)	2023	64,375	1,698,822	—	—	1,763,197
Former Chief Medical Officer
(1)Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of the stock options granted, computed in accordance with the provisions of FASB ASC Topic 718. For additional details regarding the assumptions and methodologies used to calculate the amounts reported, please see the discussion of equity awards contained in Note 11 to our consolidated financial statements contained in our annual report on Form 10-K filed with the SEC on March 20, 2024.
(2)Represents bonuses earned under our performance bonus plans. Bonuses earned with respect to our 2023 and 2022 performance bonus plan were paid in 2024 and 2023, respectively. See further discussion described under the caption “Executive Compensation — Executive Incentive Compensation Plan.”
(3)All other compensation solely relates to 401(k) matching contributions provided by us during the applicable fiscal year. Perquisites and personal benefits are excluded as the total value of all perquisites and personal benefits for each named executive officer is less than $10,000.
(4)Dr. Dummer commenced employment with us in October 2023 and separated from our employ on November 13, 2023.

Executive Employment Arrangements with Our Named Executive Officers
We entered into amended and restated executive employment agreements with each of Drs. Gold and Peng, and Mr. Rickey effective January 1, 2018. In January 2023, the compensation committee approved adjusted salaries for Drs. Gold and Peng, and Mr. Rickey of $599,000, $546,000 and $437,000, respectively. In January 2024, the compensation committee approved adjusted salaries for Drs. Gold and Peng, and Mr. Rickey of $635,000, $579,000 and $464,000, respectively. Additionally, Drs. Gold and Peng, and Mr. Rickey are eligible to earn cash bonuses of up to 50%, 50% and 40%, respectively, of their base salary under our Executive Incentive Compensation Plan described below. These agreements also provide for certain severance benefits upon the termination of employment or a change in control of the company pursuant to our Change in Control and Severance Policy, or the Severance Policy.
Pursuant to the Severance Policy, if we terminate the employment of any of Dr. Gold, Dr. Peng or Mr. Rickey, each an Eligible Employee, other than for cause, death or disability, or the Eligible Employee resigns for good reason on or within 12 months following a change of control, then, subject to the Eligible Employee signing and not revoking a separation agreement and release of claims and continuing to adhere to the Eligible Employee’s non-competition, non-disclosure and invention assignment agreement, the Severance Conditions (as defined in the Severance Policy), such Eligible Employee will be eligible to receive the following severance benefits, less applicable tax withholdings:
•A lump-sum payment totaling 100% (or, in the case of Dr. Gold, 150%) of the Eligible Employee’s applicable annual base salary.
•A lump-sum payment equal to (1) 100% of the Eligible Employee’s applicable target annual bonus (or, in the case of Dr. Gold, 150%) plus (2) a payment equal to the Eligible Employee’s pro-rated applicable target annual bonus.
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
Further, under the Severance Policy, if we terminate an Eligible Employee’s employment other than for cause, death or disability or such Eligible Employee resigns for good reason at any time other than during the period lasting from the date of a change of control or within 12 months thereafter, then, subject to the Severance Conditions, such Eligible Employee will be eligible to receive the following severance benefits, less applicable tax withholdings:
•Continued payments totaling 75% (or, in Dr. Gold’s case, 100%) of the Eligible Employee’s applicable annual base salary over a period of 9 months (or, in Dr. Gold’s case, 12 months).
•Payment or reimbursement of continued health coverage for the Eligible Employee and the Eligible Employee’s dependents under COBRA for a period of up to 9 months (or, in Dr. Gold’s case, 12 months).
In addition, we entered into an employment agreement with Dr. Dummer on September 20, 2023. This employment agreement provided for an annual base salary of $515,000 as well as the grant of a stock option to purchase 200,000 shares of our common stock, and eligibility to earn a cash bonus of up to 45% of Dr. Dummer’s base pay under our Executive Incentive Compensation Plan. As previously disclosed, Dr. Dummer tendered his resignation from our service on November 13, 2023, effective immediately. Dr. Dummer was not eligible for any severance benefits in connection with his resignation.
Executive Incentive Compensation Plan
Each of our executive officers is eligible for bonuses under our Executive Incentive Compensation Plan, which plan was approved by our board of directors in March 2019, and has an established target bonus amount as set forth in the section “— Executive Employment Arrangements with our Named Executive Officers.” The actual amount of such bonuses is tied to the achievement of various objectives for each year.
For 2023, the compensation committee of our board of directors determined that Dr. Gold's bonus would be based solely on achievement of corporate objectives (including advancement of our povetacicept, davoceticept and acazicolcept development programs, enhancement of our discovery portfolio and achievement of other corporate objectives, such as securing additional capital to support execution, and establishing infrastructure to support growth), and that the bonuses for Dr. Peng and Mr. Rickey would be based on 75% achievement of the previously noted corporate objectives and 25% individual objectives developed in consultation with Dr. Gold.

In January 2024, our compensation committee determined that the 2023 corporate objectives had been achieved at the 140% level, and that Dr. Peng's and Mr. Rickey's individual goals had both been achieved at the 150% levels, resulting in payments of $389,100 and $249,100, respectively. The compensation committee recognized achievement of Dr. Peng’s and Mr. Rickey's individual goals above the 100% level in consideration of significant individual efforts to achieve certain milestones, including enrollment, clinical development and regulatory milestones for povetacicept for Dr. Peng, and securing additional capital and meeting certain budget targets for Mr. Rickey. Dr. Gold received a payment of $419,300. The amounts earned in fiscal 2023 were paid in 2024.
Outstanding Equity Awards at December 31, 2023
The following table provides information regarding the equity awards outstanding held by each of our named executive officers at December 31, 2023:

			Option Awards
Name	Vesting Commencement Date	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Mitchell H. Gold	01/20/2017	03/14/2017	247,951	—	—		0.65	03/13/2027
	01/20/2017	04/12/2017	208,916	—	—		5.02	04/11/2027
	01/02/2018	01/02/2018	70,000	—	—		11.31	01/01/2028
	02/06/2019	02/06/2019	200,000	—	—		6.51	02/05/2029
	01/23/2020	01/23/2020	264,375	5,625	—	(1)	3.23	01/22/2030
	01/05/2021	01/05/2021	185,937	69,063	—	(1)	13.20	01/04/2031
	01/04/2022	01/04/2022	103,020	111,980	—	(1)	13.30	01/03/2032
	01/04/2023	01/04/2023	—	350,000	—	(1)	7.55	01/03/2033
Paul Rickey	04/01/2017	04/12/2017	535	—	—		5.02	04/11/2027
	01/02/2018	01/02/2018	45,000	—	—		11.31	01/01/2028
	02/06/2019	02/06/2019	75,000	—	—		6.51	02/05/2029
	01/23/2020	01/23/2020	17,375	2,125	—	(1)	3.23	01/22/2030
	01/05/2021	01/05/2021	87,500	32,500	—	(1)	13.20	01/04/2031
	01/04/2022	01/04/2022	53,906	58,594	—	(1)	13.30	01/03/2032
	01/04/2023	01/04/2023	—	109,000	—	(1)	7.55	01/03/2033
Stanford Peng	09/06/2016	09/22/2016	161,492	—	—		0.65	09/21/2026
	09/06/2016	03/14/2017	37,267	—	—		0.65	03/13/2027
	01/02/2018	01/02/2018	65,000	—	—		11.31	01/01/2028
	09/28/2018	09/28/2018	250,000	—	—		6.33	09/27/2028
	02/06/2019	02/06/2019	75,000	—	—		6.51	02/05/2029
	04/22/2019	04/22/2019	50,000	—	—		7.20	04/21/2029
	01/23/2020	01/23/2020	105,750	2,250	—	(1)	3.23	01/22/2030
	09/15/2020	09/15/2020	—	—	80,000	(2)	8.28	09/14/2030
	01/05/2021	01/05/2021	109,375	40,625	—	(1)	13.20	01/04/2031
	01/04/2022	01/04/2022	103,020	111,980	—	(1)	13.30	01/03/2032
	01/04/2023	01/04/2023	—	150,000	—	(1)	7.55	01/03/2033
(1)1/4th of the shares will vest on the one-year anniversary of the vesting commencement date, and 1/36th of the remaining shares shall vest on each monthly anniversary thereafter, such that 100% of the shares shall be vested and exercisable as of the four-year anniversary of the vesting commencement date.
(2)The shares underlying the option were to vest in two equal tranches upon the achievement of specified performance goals to be achieved on or prior to the expiration of the options, as determined by the board of directors or the compensation committee of the board of directors. In January 2024, the compensation committee of the board of directors determined that the specified performance goals were no longer capable of being achieved and the option was deemed terminated in full.

401(k) Plan
We have adopted the Alpine Immune Sciences 401(k) Plan, which is a defined contribution retirement plan, in which all non-temporary employees are eligible to participate immediately. This plan provides our eligible employees with an opportunity to save for retirement on a tax advantaged basis, and participants can defer a portion of their eligible compensation. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan permits us to make matching contributions and profit-sharing contributions to eligible participants. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As a tax qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401k) plan and all employer contributions are deductible by AIS Operating Co., Inc. when made. The 401(k) plan also permits contributions to be made on a post-tax basis for employees participating in the Roth 401(k) plan component.
Beginning in 2022, we initiated matching contributions equal to 50% of each employee’s salary deferral contribution of up to 6% of the employee’s compensation, subject to a maximum annual match of $3,000 per participant. For 2023, we increased the maximum annual match to $5,000 per participant.
Compensation Committee Interlocks and Insider Participation
Currently, the members of our compensation committee are Drs. Topper, Thompson and Cui. None of the foregoing members of our compensation committee currently serves, or in the past year has served, as an officer or employee of Alpine Immune Sciences. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Policy on Hedging and Pledging of Alpine Securities
We have an insider trading policy, which, among other things, prohibits our directors, officers and employees from engaging in “short sales” of our securities, and from purchasing or selling derivative securities, or entering into derivatives contracts, with respect to our securities. In addition, our directors and certain of our senior officers are prohibited from pledging our securities as collateral for a loan or entering into any margin arrangement with respect to our securities.
Compensation Recovery Policy
We have a compensation recovery policy—also known as a clawback policy—that provides for the recovery of incentive-based compensation received by our current and former executive officers in the event of an accounting restatement, as further described in the policy, in accordance with SEC and Nasdaq requirements.
Non-Employee Director Compensation
Directors who are also our employees receive no additional compensation for their service as a director. Compensation for Dr. Gold, who serves as our chief executive officer, is discussed under the caption “Executive Compensation.” We reimburse our directors for expenses associated with attending meetings of our board of directors and meetings of committees of our board.

2023 Director Compensation Table
The following table shows for the fiscal year ended December 31, 2023 certain information with respect to the compensation of our non-employee directors who served on our board of directors during any part of 2023.

Name	Fees Earned or paid in Cash ($)	Option Awards ($)(1)	Total ($)
Robert Conway(2)	58,750	51,460	110,210
Xiangmin Cui, Ph.D.(3)	48,750	51,460	100,210
Jörn Drappa, M.D., Ph.D.(4)	40,000	51,460	91,460
Natasha Hernday(5)	47,500	51,460	98,960
Christopher Peetz(6)	47,500	51,460	98,960
Peter Thompson, M.D.(7)	52,500	51,460	103,960
James N. Topper, M.D., Ph.D.(8)	50,000	51,460	101,460
(1)Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of the stock options granted, computed in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. For additional details regarding the assumptions and methodologies used to calculate the amounts reported, please see the discussion of equity awards as disclosed in Note 11 to our consolidated financial statements contained in our annual report on Form 10-K filed with the SEC on March 20, 2024. The assumptions and methodologies used to determine fair value for stock options granted to our non-employee directors are identical to those used for stock options granted to our employees and other service providers.
(2)As of December 31, 2023, Mr. Conway held outstanding options to purchase 58,455 shares of common stock.
(3)As of December 31, 2023, Dr. Cui held outstanding options to purchase 42,950 shares of common stock.
(4)As of December 31, 2023, Dr. Drappa held outstanding options to purchase 30,000 shares of common stock.
(5)As of December 31, 2023, Ms. Hernday held outstanding options to purchase 42,650 shares of common stock.
(6)As of December 31, 2023, Mr. Peetz held outstanding options to purchase 50,600 shares of common stock.
(7)As of December 31, 2023, Dr. Thompson held outstanding options to purchase 50,600 shares of common stock
(8)As of December 31, 2023, Dr. Topper held outstanding options to purchase 50,600 shares of common stock.
Director Compensation Policy
Our board of directors has approved a director compensation policy for our non-employee directors, which was most recently amended in December 2023. For purposes of the policy, the board of directors classified each director into one of the two following categories: (1) an “employee director,” is a director who is employed by us; and (2) a “non-employee director,” is a director who is not an employee director. Only non-employee directors will receive compensation under the director compensation policy. Non-employee directors will receive compensation in the form of equity and cash under the director compensation policy, as described below. We believe our non-employee director compensation program provides reasonable compensation to our non-employee directors that is appropriately aligned with our peers and is commensurate with the services and contributions of our non-employee directors.
Non-employee directors receive an initial stock option grant to purchase shares of our common stock upon appointment or election to the board of directors. During 2023, our policy provided for an initial stock option grant of 20,000 shares, as well as an additional, annual stock option grant of 10,000 shares. The amendment of our policy in 2023 increased the size of these grants to 35,000 and 17,500 shares, respectively. The annual grants occur on the first trading day in January of each year. All options have an exercise price equal to the closing price of our common stock as reported by Nasdaq on the date of grant, are subject to vesting in 36 equal monthly installments over a three-year period from the grant date for initial option grants, or in 12 equal monthly installments over a 12-month period from the grant date for annual stock option grants, subject to further evaluation by the compensation committee. On a change in control, all outstanding, unvested options held by non-employee directors are expected to vest in full.

Each non-employee director is eligible to receive the following cash annual retainer, which is paid quarterly in arrears on a prorated basis.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2023, with respect to the shares of our common stock that may be issued under existing equity compensation plans:

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted- Average Exercise Price of Outstanding Options and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(2)
Equity compensation plans approved by security holders:
Amended and Restated 2015 Stock Plan, as amended, or the 2015 Stock Plan	810,702	$2.90	—
2015 Equity Incentive Plan	278,955	$12.38	—
2018 Equity Incentive Plan	6,579,167	$9.22	281,984
Employee Stock Purchase Plan	—	N/A	45,211
Total equity compensation plans approved by security holders	7,668,824	$8.67	327,195
Equity compensation plans not approved by security holders (3)	345,000	$11.09	—
Total	8,013,824	$8.77	327,195
(1)Represents the outstanding options’ weighted-average exercise price and does not take into account the shares issuable upon vesting of outstanding performance stock units or restricted stock units, which do not have an exercise price.
(2)Represents the number of securities remaining available for future issuance under the 2015 Equity Incentive Plan, the 2015 Stock Plan, the 2018 Equity Incentive Plan and the Employee Stock Purchase Plan. The number of shares available for issuance under the 2018 Equity Incentive Plan is subject to an annual increase on the first day of each year equal to the lesser of (a) 1,500,000 shares or (b) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (c) a lesser number of shares of common stock approved by the board of directors prior to January 1 of a given year.
(3)Represents 185,000 and 160,000 shares of our common stock subject to the Stand-Alone Inducement Stock Option Grant approved by our compensation committee upon the hiring of our Chief Technology Officer, M. Christina Yi, in August 2023, and our Chief Medical Officer, Dr.Andrew Sandler, in August 2022, respectively. This stock option was not approved by security holders pursuant to an exemption permitted under the rules of Nasdaq.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 9, 2024 for:
•each person who we know beneficially owns more than 5% of our common stock;
•each of our directors;
•each of our named executive officers; and
•all of our directors and executive officers as a group.
The percentage of beneficial ownership shown in the table is based upon 65,560,484 shares outstanding as of April 9, 2024.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we take into account shares of common stock issuable pursuant to stock options and warrants that may be exercised or that are scheduled to vest on or before the 60th day after April 9, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants or restricted stock units for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Except as otherwise noted below, the address for each person or entity listed in the table is c/o Alpine Immune Sciences, Inc., 188 East Blaine Street, Suite 200, Seattle, Washington 98102.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
Entities affiliated with Decheng Capital(1)	8,317,924	12.7%
RA Capital Management, L.P.(2)	5,903,234	8.9%
Lynx1 Capital Management LP(3)	3,813,926	5.8%
Great Point Partners, LLC(4)	3,703,433	5.6%
Directors and Named Executive Officers:
Mitchell H. Gold(5)	4,095,689	6.1%
Stanford Peng(6)	1,032,275	1.6%
Paul Rickey(7)	231,107	*
Peter Thompson(8)	2,738,387	4.2%
James N. Topper(9)	6,091,026	8.9%
Robert Conway(10)	115,746	*
Christopher Peetz(11)	59,791	*
Xiangmin Cui(12)	8,368,165	12.8%
Natasha Hernday(13)	49,941	*
Jörn Drappa(14)	29,513	*
Wolfgang Dummer	—	*
All current directors and executive officers as a group (12 persons)(15)	23,108,449	32.2%

(*)	Less than one percent.
(1)According to a Schedule 13D/A filed on November 14, 2023 with the SEC, as of November 9, 2023, Decheng Capital Management III (Cayman), LLC (“Decheng Capital Management”) and Xiangmin Cui may be deemed to beneficially own 6,582,380 shares which are held by Decheng Capital China Life Sciences USD Fund III, L.P. (“Decheng”). Decheng Capital Management is the general partner of Decheng. Dr. Cui is the sole manager of Decheng Capital Management and may be deemed to have voting and investment power with respect to the shares held by Decheng and as a result may be deemed to have beneficial ownership of such shares. Additionally, Decheng Capital Global Healthcare Fund (Master), LP (“Decheng Healthcare”) directly holds an additional 1,735,544 shares of our common stock. Decheng Capital Global Healthcare GP, LLC (“Decheng Healthcare GP”) is the general partner of Decheng Healthcare and Dr. Cui is the indirect managing member and ultimate beneficial owner of Decheng Healthcare GP, and may be deemed to have beneficial ownership over the shares held by Decheng Healthcare. The address for each of the persons and entities referred to in this footnote is 3000 Sand Hill Road, Building 2, Suite 110, Menlo Park, California 94025.
(2)According to a Schedule 13G/A filed on February 14, 2024 with the SEC, as of December 31, 2023, RA Capital Management, L.P. ("RA Capital") may be deemed to beneficially own (i) 4,909,763 shares of our common stock and (ii) 993,471 shares of our common stock issuable upon the exercise of outstanding warrants. All of such shares are held by RA Capital Healthcare Fund, L.P. ("RA Healthcare Fund") and RA Capital serves as its investment advisor. RA Capital Healthcare Fund GP, LLC is the general partner of RA Healthcare Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Peter Kolchinsky and Rajeev Shah are the controlling persons. RA Healthcare Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in RA Healthcare Fund's portfolios. Because RA Healthcare Fund has divested itself of voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, RA Healthcare Fund disclaims beneficial ownership of the shares it holds for purposes of Section 13(d) of the Act and, therefore, disclaims any obligation to report ownership of the reported securities under Section 13(d) of the Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners of the shares beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of the shares held by RA Healthcare Fund, except to the extent of its or his pecuniary interest therein, if any. The address for RA Capital is 200 Berkeley Street, 18th Floor, Boston MA 02116. After December 31, 2023, we issued to RA Capital 3,199,879 shares of our common stock upon the exercise of outstanding warrants to purchase an aggregate of 3,200,000 shares of our common stock, pursuant to a net exercise mechanism under the warrants. Such warrants were subject to a beneficial ownership limitation, which provided that such warrants may not be exercised if, after such exercise, the reporting person would beneficially hold more than 9.99% of our company's common stock. Neither RA Capital nor RA Healthcare Fund have publicly disclosed their beneficial ownership of our securities as of any date subsequent to December 31, 2023.
(3)According to a Schedule 13G/A filed on February 14, 2024 with the SEC, as of December 31, 2023, Lynx1 Master Fund LP ("Lynx1 Fund") beneficially owns 3,813,926 shares of our common stock. Lynx1 Capital Management LP ("Lynx1 Management") is the investment manager to Lynx1 Fund, and Weston Nichols is the sole member of Lynx1 Capital Management GP LLC, the general partner of Lynx1 Management. Mr. Nichols shares voting and investment power over the shares held by Lynx1 Fund and as a result may be deemed to have beneficial ownership of such shares. The address for the foregoing persons is c/o Lynx1 Capital Management LP, 151 Calle de San Francisco, Suite 200, PMB 1237, San Juan, PR 00901.
(4)According to a Schedule 13G/A filed on February 14, 2024 with the SEC, as of December 31, 2023, Great Point Partners, LLC ("Great Point") may be deemed to beneficially own (i) 2,103,550 shares which are held by Biomedical Value Fund, L.P, ("BVF") (ii) 1,348,048 shares held by Biomedical Offshore Value Fund, Ltd. ("BOVF"), and (iii) 251,835 which are held by Cheyne Global Equity Fund (an Open-Ended Fund of Cheyne Select Master Fund ICAV) ("CGEF"). Each of Dr. Jeffrey R. Jay, M.D., as Senior Managing Member of Great Point, and Mr. Ortav Yehudai, as Managing Director of Great Point, has voting and investment power with respect to the shares held by BVF, BOVF, and CGEF. Each of Dr. Jay and Dr. Yehudai disclaim beneficial ownership of the shares held by BVF, BOVF, and CGEF, except to the extent of their respective pecuniary interests. The address for Great Point is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.
(5)Consists of (i) 1,468,532 shares of our common stock issuable upon the exercise of options within 60 days of April 9, 2024, and (ii) 2,627,157 shares of our common stock held directly by Alpine Immunosciences, L.P.. Dr. Gold and Dr. Venkatesan are the Managing Partners of Alpine BioVentures GP, LLC. Dr. Gold and Dr. Venkatesan are also limited partners of Alpine Immunosciences, L.P. By virtue of such relationships, Dr. Gold and Dr. Venkatesan may be deemed to have voting and investment power with respect to the shares held by Alpine Immunosciences, L.P. and as a result may be deemed to have beneficial ownership of such shares. Each of Dr. Gold and Dr. Venkatesan disclaims beneficial ownership of the shares held by Alpine Immunosciences, L.P., except to the extent of his pecuniary interest therein, if any. The address for Alpine Immunosciences, L.P. is 117 E Louisa Street #256, Seattle, Washington 98101.
(6)Consists of (i) 24,371 shares of our common stock held directly by Dr. Peng and (ii) 1,007,904 shares of our common stock issuable upon the exercise of options within 60 days of April 9, 2024.
(7)Consists of 231,107 shares of our common stock issuable upon the exercise of options within 60 days of April 9, 2024.
(8)Consists of (i) 57,891 shares of our common stock issuable upon the exercise of options within 60 days of April 9, 2024, and (ii) 2,416,181 shares of our common stock held directly by OrbiMed Private Investments VI, LP (“OPI VI”), and (iii)

264,315 shares of our common stock held directly by OrbiMed Genesis Master Fund, L.P. (“Genesis Master Fund”). OrbiMed Capital GP VI LLC (“GP VI”) is the general partner of OPI VI. OrbiMed Advisors LLC (“OrbiMed Advisors”) is the managing member of GP VI. By virtue of such relationships, GP VI and OrbiMed Advisors may be deemed to have voting power and investment power over the securities held by OPI VI and as a result, may be deemed to have beneficial ownership over such securities. OrbiMed Genesis GP LLC (“Genesis GP”) is the general partner of Genesis Master Fund and OrbiMed Advisors is the managing member of Genesis GP. By virtue of such relationships, Genesis GP and OrbiMed Advisors may be deemed to have voting power and investment power over the securities held by Genesis Master Fund and as a result, may be deemed to have beneficial ownership over such securities. OrbiMed Advisors exercises voting and investment power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the shares held by OPI VI and Genesis Master Fund, except to the extent of its or his pecuniary interest therein, if any. Dr. Thompson is a member of OrbiMed Advisors. The address for the entities is c/o OrbiMed Advisors LLC, 601 Lexington Avenue, 54th Floor, New York, New York 10022.
(9)Consists of (i) 57,891 shares of our common stock issuable upon the exercise of options within 60 days of April 9, 2024, (ii) according to a Form 4 filed with the SEC on December 13, 2023, 1,629,366 shares of our common stock held directly by Frazier Life Sciences VIII, L.P. and (iii) according to a Schedule 13D/A filed with the SEC on November 22, 2023, 1,200,000 shares of our common stock issuable upon the exercise of warrants held by Frazier Life Sciences VIII, L.P. exercisable within 60 days of April 9, 2024, 1,501,642 shares of our common stock held directly by Frazier Life Sciences Public Fund, L.P. and 1,702,127 shares of our common stock issuable upon the exercise of warrants held by Frazier Life Sciences Public Fund, L.P. exercisable within 60 days of April 9, 2024. FHMLSP, L.P. is the general partner of Frazier Life Sciences Public Fund, L.P. and FHMLSP, L.L.C. is the general partner of FHMLSP, L.P., Dr. Topper, Patrick J. Heron, Albert Cha and James Brush are the members of FHMLSP, L.L.C. and, therefore, share voting and investment power over the shares held by Frazier Life Sciences Public Fund, L.P. Dr. Topper and Messrs. Heron, Cha and Brush disclaim beneficial ownership of the shares held by Frazier Life Sciences Public Fund, L.P., except to the extent of their pecuniary interests in such shares, if any. The address for Frazier Life Sciences Public Fund, L.P. is 601 Union Street, Suite 3200, Seattle, Washington 98101. FHM Life Sciences VIII, LP is the general partner of Frazier Life Sciences VIII, L.P. and FHM Life Sciences VIII, L.L.C. is the general partner of FHM Life Sciences VIII, LP. Dr. Topper and Patrick J. Heron are the sole members of FHM Life Sciences VIII, L.L.C. and, therefore, share voting and investment power over the shares held by Frazier Life Sciences VIII, L.P. Dr. Topper and Mr. Heron disclaim beneficial ownership of the shares held by Frazier Life Sciences VIII, L.P., except to the extent of their pecuniary interests in such shares, if any. The address for Frazier Life Sciences VIII, L.P. is 601 Union Street, Suite 3200, Seattle, Washington 98101.
(10)Consists of (i) 50,000 shares of our common stock held indirectly through the Robert E. Conway Revocable Trust and Carolyn J. Conway Revocable Trust, and (ii) 65,746 shares of our common stock issuable upon exercise of options within 60 days of April 9, 2024.
(11)Consists of (i) 1,900 shares of our common stock held indirectly through the Christopher Peetz and Christine Peetz TR UA 02/15/2017 The Peetz Living Trust and (ii) 57,891 shares of our common stock issuable upon the exercise of options within 60 days of April 9, 2024.
(12)Consists of (i) 50,241 shares of our common stock issuable upon the exercise of options within 60 days of April 9, 2024, (ii) 6,582,380 shares of our common stock held directly by Decheng Capital China Life Sciences USD Fund III, L.P., and (iii) 1,735,544 shares of the Issuer’s Common Stock held directly by Decheng Healthcare. Decheng Healthcare GP is the general partner of Decheng Healthcare and Xiangmin Cui is the indirect managing member and ultimate beneficial owner of Decheng Healthcare GP. Decheng Healthcare, Decheng Healthcare GP and Dr. Cui may be deemed to share voting and dispositive power with respect to the shares held directly by Decheng Healthcare. Please see footnote 1 regarding Dr. Cui’s voting and investment power over the shares held by Decheng.
(13)Consists of 49,941 shares of our common stock issuable upon the exercise of options within 60 days of April 9, 2024.
(14)Consists of 29,513 shares of our common stock issuable upon the exercise of options within 60 days of April 9, 2024.
(15)Includes only current directors and executive officers serving in such capacity as of April 9, 2024. Includes 3,366,562 shares of our common stock issuable upon the exercise of options within 60 days of April 9, 2024 and 2,902,127 shares of our common stock issuable upon the exercise of warrants within 60 days of April 9, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
In addition to the compensation arrangements, including employment, termination of employment and change-in-control arrangements discussed, when required, elsewhere in this report, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeds $120,000; and
•any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.
In addition to the arrangements described below, we have also entered into the arrangements which are described under the caption “Executive Compensation — Executive Employment Arrangements with Our Named Executive Officers.”
Policies and Procedures for Related Party Transactions
Our board of directors has adopted a written policy governing the review and approval of related party transactions. The audit committee of our board of directors has the primary responsibility for reviewing and approving or disapproving related party transactions, as designated in the audit committee charter. In addition, our Code of Business Conduct and Ethics requires that each of our employees and directors inform his or her superior or the chairman of the audit committee, respectively, of any material transaction or relationship that comes to his or her attention that could reasonably be expected to create a conflict of interest. Further, at least annually, each director and executive officer will complete a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which we are involved and in which an executive officer, a director or a related person has a direct or indirect material interest.
Affiliations with Principal Stockholders
Dr. Gold is an executive officer, a member of our board of directors and, in his individual capacity, a limited partner of Alpine Immunosciences, L.P., Delaware limited partnership. In addition, Dr. Gold, in his individual capacities, is a Managing Partner of Alpine BioVentures, GP, LLC, a Delaware limited liability company, which is the general partner of Alpine Immunosciences, L.P.
Dr. James N. Topper is a member of our board of directors and, in his individual capacity, is a managing member of FHM Life Sciences VIII, LLC, a Delaware limited liability company. FHM Life Sciences VIII, LLC is the general partner of FHM Life Sciences VIII, LP, a Delaware limited partnership. FHM Life Sciences VIII, LP is the general partner of Frazier Life Sciences VIII, L.P., a Delaware limited partnership. Dr. Topper is also, in his individual capacity, a member of FHMLSP, L.L.C., a Delaware limited liability company, the general partner of FHMLSP, L.P., a Delaware limited partnership, which is the general partner of Frazier Life Sciences Public Fund L.P., a Delaware limited partnership. Frazier Life Sciences Public Fund L.P. is a holder of our common stock.
Mr. Peetz is a member of our board of directors and, in his individual capacity, is an Entrepreneur-in-Residence at Frazier Healthcare Partners, which is an affiliate of the Frazier entities described above.
Dr. Peter Thompson is a member of our board of directors and, in his individual capacity, is a member of OrbiMed Advisors LLC. OrbiMed Advisors LLC is the managing member of OrbiMed Capital GP VI LLC. OrbiMed Capital GP VI LLC is the general partner of OrbiMed Private Investments VI, LP.
Dr. Xiangmin Cui is a member of our board of directors and, in his individual capacity, is the manager of Decheng Capital Management III (Cayman), LLC, which in turn is the general partner of Decheng Capital China Life Sciences USD Fund III, L.P. Decheng Capital China Life Sciences USD Fund III, L.P.
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
Sales of Securities
September 2021 Private Placement
In September 2021, we entered into a securities purchase agreement for a private placement with a select group of institutional investors, pursuant to which we sold 6,489,357 shares of our common stock and prefunded warrants to purchase 3,191,487 shares of common stock. The purchase price for each share of common stock and for each prefunded warrant was $9.40 per share, for an aggregate purchase price of approximately $91.0 million.
The following table summarizes the purchases in September 2021 of our securities by our 5% stockholders at the time of the September 2021 private placement:

Name of Purchaser	Number of Shares of Common Stock Purchased	Number of Shares of Common Stock Subject to Warrants	Aggregate Purchase Price
Decheng Capital China Life Sciences USD Fund III, L.P.	1,542,553	—	$14,500,000
Omega Fund VI, L.P.	744,680	—	$7,000,000
Entities affiliated with Avidity Partners Management LP	425,532	638,297	$9,999,993
OrbiMed Private Investments VI, LP	1,010,637	—	$9,500,000
Additionally, as part of the September 2021 private placement, Frazier Life Sciences Public Fund L.P., an entity for which Dr. Topper shares voting control with others, acquired prefunded warrants to purchase 1,702,127 shares of common stock. The aggregate purchase price for such prefunded warrants was $16,000,000.
In September 2021, we also entered into an exchange agreement with Frazier Life Sciences VIII, L.P. (the “Exchanging Stockholder”), pursuant to which we exchanged an aggregate of 1,200,000 shares of common stock held by the Exchanging Stockholder for prefunded warrants (the “Exchange Warrants”) to purchase an aggregate of 1,200,000 shares of common stock.
We also entered into a registration rights agreement with the investors in the September 2021 private placement. The registration rights agreement required us to register the resale of the shares of common stock issued and issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We filed a registration statement on Form S-3 on November 10, 2021 covering the resale of such shares, which registration statement was declared effective by the Securities and Exchange Commission on November 19, 2021.
September 2022 Follow-on Public Offering
In September 2022, we issued and sold 15,509,282 shares (including 1,903,282 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares) of our common stock at a public offering price of $7.35 per share for aggregate gross proceeds of approximately $114.0 million. Decheng Capital China Life Sciences USD Fund III, L.P. invested in the follow-on public offering, purchasing 639,456 shares of our common stock.

November 2023 Follow-on Public Offering
In November 2023, we issued and sold 8,800,000 shares of our common stock (plus an additional 991,832 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares) and 3,200,000 pre-funded warrants to purchase shares of common stock at a public offering price of $12.50 per share and $12.499 per pre-funded warrant, respectively, for an aggregate purchase price of $162.4 million. Decheng Capital Global Healthcare Fund (Master), LP invested in the follow-on public offering, purchasing 375,000 shares of our common stock.
Warrant Exercises
On December 11, 2023, the Company issued 145,251 shares of its common stock to Frazier Life Sciences VIII, L.P. upon their exercise of outstanding warrants to purchase an aggregate of 145,251 shares of the Company’s common stock for an aggregate total of $1,850,497.74 paid in cash. Each warrant had an exercise price of $12.74 per share. The issuances of the shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.
On December 29, 2023, the Company issued 26,177 shares of its common stock to Alpine Immunosciences, L.P. upon their exercise of outstanding warrants to purchase an aggregate of 74,441 shares of the Company’s common stock, pursuant to a net exercise mechanism under the warrants. Each warrant had an exercise price of $12.74 per share. The issuances of the shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
On January 11, 2024, the Company issued 145,251 shares of its common stock to OrbiMed Private Investments VI, LP upon their exercise of outstanding warrants to purchase an aggregate of 145,251 shares of the Company’s common stock for an aggregate total of $1,850,497.74 paid in cash. Each warrant had an exercise price of $12.74 per share. The issuances of the shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.
On January 19, 2024, the Company issued 1,234,636 shares of its common stock to Decheng Capital China Life Sciences USD Fund III, L.P. upon their exercise of outstanding warrants to purchase an aggregate of 1,234,636 shares of the Company’s common stock for an aggregate total of $15,729,262.64 paid in cash. Each warrant had an exercise price of $12.74 per share. The issuances of the shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.
On February 2, 2024, the Company issued 3,199,879 shares of its common stock to RA Capital Healthcare Fund, L.P. upon their exercise of outstanding warrants to purchase an aggregate of 3,200,000 shares of the Company’s common stock, pursuant to a net exercise mechanism under the warrants. Each warrant had an exercise price of $0.001 per share. The issuances of the shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Other Transactions
We have granted stock options and/or restricted stock units to our named executive officers, other executive officers and our directors.
Director Independence
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of current directors and considered whether any such director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each current director concerning his or her background, employment and affiliations, including family relationships, the board of directors has determined that none of our current directors, except for Dr. Gold, have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the rules of the Nasdaq. The board of directors also determined that Messrs. Conway (chairman) and Peetz and Ms. Hernday, who comprise our audit committee, Drs. Topper (chairman), Thompson and Cui, who comprise our compensation committee, Drs. Thompson

(chairman) and Cui and Mr. Conway, who comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of Nasdaq.
Item 14. Principal Accounting Fees and Services.
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our company by Ernst & Young LLP, or EY, for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
Fee Category	2023	2022
Audit fees(1)	$948,390	$849,510
Audit-related fees(2)	—	—
Tax fees(3)	44,617	31,918
All other fees(4)	—	—
Total fees	$993,007	$881,428
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
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Pursuant to its charter, the audit committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit and tax services to be performed by the independent auditor that are not otherwise prohibited by law and any associated fees. All fees paid to EY for 2023 and 2022 were pre-approved by our audit committee. The audit committee may delegate to one or more members of the committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full committee at scheduled meetings.

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
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among Alpine Immune Sciences, Inc., Vertex Pharmaceuticals Incorporated and Adams Merger Sub, Inc. dated April 10, 2024	8-K	001-37449	2.1	April 10, 2024
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-37449	3.1	June 14, 2023
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37449	3.1	January 26, 2023
4.1	Form of Common Stock Certificate of the Registrant	10-K	001-37449	4.1	March 28, 2018
4.2	Warrant to Purchase Shares, dated December 16, 2016, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	10-K	001-37449	4.5	March 28, 2018
4.3	Warrant to Purchase Common Stock, dated August 26, 2019, by and between Alpine Immune Sciences, Inc. and Silicon Valley Bank	8-K	001-37449	4.1	August 28, 2019
4.4	Description of Capital Stock	10-K	001-37449	4.4	March 20, 2024
4.5	Form of Prefunded Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement, dated September 14, 2021, by and among the Alpine Immune Sciences, Inc. and the Purchasers party thereto	8-K	001-37449	10.3	September 15, 2021
10.1*	Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.4	June 25, 2015
10.2*	Form of Notice of Stock Option Grant and Stock Option Agreement for Employees under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.5	June 25, 2015
10.3*	Form of Notice of Stock Option Grant and Stock Option Agreement for Non-Employee Directors under the Nivalis Therapeutics, Inc. 2015 Equity Incentive Plan	S-8	333-205220	4.6	June 25, 2015
10.4*	Nivalis Therapeutics, Inc. Employee Stock Purchase Plan	S-8	333-205220	4.7	June 25, 2015
10.5*	Form of Indemnification Agreement entered into by and between the Registrant and its directors and officers	S-1	333-204127	10.18	May 13, 2015
10.6*	Non-Employee Director Compensation Guidelines	10-K	001-37449	10.6	March 20, 2024
10.7*	Change of Control and Severance Policy, as amended	8-K	001-37449	10.1	January 5, 2024
10.8*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Mitchell H. Gold, M.D.	10-K	001-37449	10.33	March 28, 2018
10.9*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Paul Rickey	10-K	001-37449	10.35	March 28, 2018
10.10*	Employment Agreement, dated as of January 1, 2018, by and between the Registrant and Stanford Peng, M.D., Ph.D.	10-K	001-37449	10.37	March 28, 2018

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.11*	Form of Stand Alone Inducement Stock Option Grant between the Registrant and Andrew Sandler	10-Q	001-37449	10.1	November 14, 2022
10.12*	Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Remy Durand M.D., Ph.D.	10-Q	001-37449	10.2	May 11, 2023
10.13*	Employment Agreement, dated as of September 20, 2023, by and between the Registrant and Wolfgang Dummer M.D., Ph.D.	10-Q	001-37449	10.1	November 14, 2023
10.14*	Form of Stand-Alone Inducement Stock Option Grant between the Registrant and Wolfgang Dummer	10-Q	001-37449	10.2	November 14, 2023
10.15*	Form of Stand-Alone Inducement Stock Option Grant between the Registrant and M. Christina Yi	10-Q	001-37449	10.3	November 14, 2023
10.16*	Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.1	September 11, 2017
10.17*	Form of Option Agreement under the Alpine Immune Sciences, Inc. (now known as AIS Operating Co., Inc.) Amended and Restated 2015 Stock Plan, as amended	S-8 POS	333-218134	4.2	September 11, 2017
10.18*	Alpine Immune Sciences, Inc. 2018 Equity Incentive Plan, as amended	8-K	001-37449	10.1	June 17, 2020
10.19*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.2	June 14, 2018
10.20*	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	001-37449	10.1	January 27, 2020
10.21	Securities Purchase Agreement, dated January 15, 2019, by and among the Company and the Purchasers	8-K	001-37449	10.1	January 16, 2019
10.22*	Alpine Immune Sciences, Inc. Executive Incentive Compensation Plan	8-K	001-37449	10.1	April 1, 2019
10.23	Lease Agreement, dated March 14, 2019, by and between the Company and ARE Seattle No. 28, LLC	10-Q	001-37449	10.6	May 9, 2019
10.24**	Option and License Agreement, dated June 17, 2020, by and between Alpine Immune Sciences, Inc. and AbbVie Ireland Unlimited Company	10-Q	001-37449	10.2	August 11, 2020
10.25**	Letter Agreement, dated April 12, 2022, between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. amending the Option and License Agreement, dated June 17, 2020, by and between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. (as assignee of AbbVie Ireland Unlimited Company)	10-Q	001-37449	10.2	August 11, 2022
10.26**	Letter Agreement, dated December 20, 2023, between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. amending the Option and License Agreement, dated June 17, 2020, as amended on April 12, 2022, by and between Alpine Immune Sciences Inc. and AbbVie Global Enterprises Ltd. (as assignee of AbbVie Ireland Unlimited Company)	10-K	001-37449	10.26	March 20, 2024
10.27	Securities Purchase Agreement, dated September 14, 2021, by and among Alpine Immune Sciences, Inc. and the Purchasers thereto	8-K	001-37449	10.1	September 15, 2021
10.28	Registration Rights Agreement, dated September 14, 2021, by and among Alpine Immune Sciences, Inc. and the Purchasers thereto	8-K	001-37449	10.2	September 15, 2021
10.29	Exchange Agreement, dated September 14, 2021, by and between Alpine Immune Sciences, Inc. and Frazier Life Sciences VIII, L.P.	8-K	001-37449	10.4	September 15, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.30**	License and Collaboration Agreement, dated December 15, 2021 by and between Alpine Immune Sciences, Inc. and Horizon Therapeutics Ireland DAC	10-K	001-37449	10.30	March 17, 2022
10.31	Stock Purchase Agreement, dated December 15, 2021 by and between Alpine Immune Sciences, Inc. and Horizon Therapeutics Ireland DAC	10-K	001-37449	10.31	March 17, 2022
10.32	Sales Agreement, dated as of April 28, 2023, between Alpine Immune Sciences, Inc. and Cowen and Company, LLC	S-3	333-271517	1.2	April 28, 2023
10.33	Form of Tender Support Agreement	8-K	001-37449	10.1	April 10, 2024
10.34	Form of Frazier Tender and Support Agreement	8-K	001-37449	10.2	April 10, 2024
21.1	List of subsidiaries of the Registrant	10-K	001-37449	21.1	March 23, 2023
23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-37449	23.1	March 20, 2024
24.1	Powers of Attorney (contained on signature page of the Original Filing)	10-K	001-37449	24.1	March 20, 2024
24.2+	Powers of Attorney (contained on signature page hereto)
31.1	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-37449	31.1	March 20, 2024
31.2	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-37449	31.2	March 20, 2024
31.3+	Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.4+	Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	10-K	001-37449	32.1	March 20, 2024
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350	10-K	001-37449	32.2	March 20, 2024
97	Compensation Recovery Policy	10-K	001-37449	97	March 20, 2024
101.INS+	Inline XBRL Instance Document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Indicates a management contract or a compensatory plan, contract or arrangement.

+	Filed herewith.

**	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because they are private, confidential and not material.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.

Date:	April 25, 2024	By:	/s/ Mitchell H. Gold, M.D.
		Name:	Mitchell H. Gold, M.D.
		Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.

Date:	April 25, 2024	By:	/s/ Paul Rickey
		Name:	Paul Rickey
		Title:	Senior Vice President and Chief Financial Officer

ALPINE IMMUNE SCIENCES, INC.

Date:	April 25, 2024	By:	/s/ U. Martin Fuhs
		Name:	U. Martin Fuhs
		Title:	Vice President, Finance and Chief Accounting Officer

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

Name	Title	Date

/s/ Mitchell H. Gold, M.D.	Chief Executive Officer and Executive Chairman of the Board of Directors (Principal Executive Officer)	April 25, 2024
Mitchell H. Gold, M.D.

/s/ Paul Rickey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 25, 2024
Paul Rickey

/s/ U. Martin Fuhs	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	April 25, 2024
U. Martin Fuhs

/s/ *	Director	April 25, 2024
Peter Thompson, M.D.

/s/ *	Director	April 25, 2024
James N. Topper, M.D., Ph.D.

/s/ *	Director	April 25, 2024
Robert Conway

/s/ *	Director	April 25, 2024
Natasha Hernday

/s/ *	Director	April 25, 2024
Christopher Peetz

/s/ *	Director	April 25, 2024
Xiangmin Cui, Ph.D.

/s/ *	Director	April 25, 2024
Jörn Drappa, M.D., Ph.D.

*By:	/s/ Mitchell H. Gold
Mitchell H. Gold, M.D. Attorney-in-fact