Form 10-Q
period 2024-03-31
ALPINE IMMUNE SCIENCES, INC.
filed 2024-05-09
CIK 1626199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly
period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2024, the registrant had 68,597,527 shares of common stock, $0.001 par value per share, outstanding.

ALPINE IMMUNE SCIENCES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:
•Our failure to complete the Merger in a timely manner or at all could have a material and adverse effect on our business, financial condition, results of operations, and stock price.
•Our ability to complete the Offer and the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.
•The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
•While the Offer and the Merger are pending, we are subject to contractual restrictions and other risks and uncertainties that could disrupt our business, divert management’s attention and adversely affect our ongoing business, results of operations, and financial condition.
•Legal or regulatory proceedings may arise in connection with the Merger, which could be costly, prevent the consummation of the Merger, divert management’s attention, and otherwise harm our business.
•As a result of the pending Merger, our current and prospective employees could experience uncertainty about their future with us or the surviving company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Vertex following the completion of the Merger.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$33,015	$43,921
Short-term investments	272,646	283,491
Accounts receivable	42	167
Prepaid expenses and other current assets	2,548	2,455
Total current assets	308,251	330,034
Restricted cash, noncurrent	269	268
Property and equipment, net	1,356	1,484
Operating lease, right-of-use asset	7,317	7,510
Long-term investments	56,453	40,556
Total assets	$373,646	$379,852
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,170	$3,593
Accrued liabilities	16,891	21,187
Deferred revenue, current	10,227	16,288
Operating lease liability, current	950	912
Total current liabilities	32,238	41,980
Deferred revenue, noncurrent	—	929
Operating lease liability, noncurrent	8,705	9,002
Total liabilities	40,943	51,911
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 65,552,322 and 60,347,457 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	66	60
Additional paid-in capital	606,963	583,629
Accumulated other comprehensive (loss) income	(263)	397
Accumulated deficit	(274,063)	(256,145)
Total stockholders’ equity	332,703	327,941
Total liabilities and stockholders’ equity	$373,646	$379,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Collaboration revenue	$7,032	$9,387
Operating expenses:
Research and development	22,457	19,581
General and administrative	7,271	5,398
Total operating expenses	29,728	24,979
Loss from operations	(22,696)	(15,592)
Other income (expense):
Interest income	4,781	2,418
Interest expense	—	(70)
Other, net	(3)	(22)
Net loss	$(17,918)	$(13,266)
Comprehensive income (loss):
Unrealized (loss) gain on investments	(551)	745
Unrealized loss on foreign currency translation	(109)	(31)
Comprehensive loss	$(18,578)	$(12,552)
Weighted-average shares used to compute basic and diluted net loss per share	64,033,018	47,568,149
Basic and diluted net loss per share	$(0.28)	$(0.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share amounts)

	Shares		Common Stock, Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock	Treasury
Balance, December 31, 2023	60,347,457	—	$60	$583,629	$397	$(256,145)	$327,941
Exercise of warrants, net of shares withheld	4,894,161	—	5	17,574	—	—	17,579
Issuance of common stock under equity incentive plans, net of tax withholdings	310,704	—	1	1,779	—	—	1,780
Stock-based compensation	—	—	—	3,989	—	—	3,989
Adjustments to offering costs	—	—	—	(8)	—	—	(8)
Unrealized loss on investments	—	—	—	—	(551)	—	(551)
Unrealized loss on foreign currency translation	—	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	—	(17,918)	(17,918)
Balance, March 31, 2024	65,552,322	—	$66	$606,963	$(263)	$(274,063)	$332,703

Balance, December 31, 2022	45,984,433	1,250,467	$46	$404,456	$(1,121)	$(223,961)	$179,420
Exercise of warrants, net of shares withheld	1,708,535	—	2	(2)	—	—	—
Issuance of common stock under equity incentive plans	65,039	—	—	113	—	—	113
Stock-based compensation	—	—	—	2,552	—	—	2,552
Adjustments to offering costs	—	—	—	10	—	—	10
Unrealized gain on investments	—	—	—	—	745	—	745
Unrealized loss on foreign currency translation	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(13,266)	(13,266)
Balance, March 31, 2023	47,758,007	1,250,467	$48	$407,129	$(407)	$(237,227)	$169,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Operating activities
Net loss	$(17,918)	$(13,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,989	2,552
Amortization of premium/discount on investments	(2,734)	(1,718)
Depreciation expense	147	140
Non-cash interest expense and other	—	28
Realized gain on investments	(18)	(5)
Changes in operating assets and liabilities:
Accounts receivable	123	(277)
Prepaid expenses and other current assets	(405)	(90)
Operating lease, right-of-use asset	193	168
Accounts payable and accrued liabilities	(3,818)	(4,745)
Deferred revenue	(6,990)	(8,719)
Operating lease liability	(259)	(220)
Net cash used in operating activities	(27,690)	(26,152)
Investing activities
Purchase of investments	(75,393)	(34,353)
Maturities of investments	72,850	62,796
Purchases of property and equipment	(19)	(93)
Net cash (used in) provided by investing activities	(2,562)	28,350
Financing activities
Adjustments to offering costs	(8)	—
Repayment of debt	—	(1,200)
Proceeds from exercise of stock options, net of taxes paid on vested RSUs	1,780	113
Proceeds from exercise of warrants	17,579	—
Net cash provided by (used in) financing activities	19,351	(1,087)
Effect of exchange rate on cash and cash equivalents	(4)	(22)
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,905)	1,089
Cash and cash equivalents and restricted cash, beginning of period	44,189	13,630
Cash and cash equivalents and restricted cash, end of period	$33,284	$14,719
Supplemental Information
Cash paid for interest	$—	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALPINE IMMUNE SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited)

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
Merger Agreement
In April 2024, we entered into an agreement and plan of merger (the “Merger Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”) and their wholly owned subsidiary, Adams Merger Sub, Inc. (“Purchaser”). On April 22, 2024, Purchaser commenced a cash tender offer (the “Offer”) to acquire all of our issued and outstanding shares of common stock (the “Shares”) for $65.00 per share in cash (the “Offer Price”). Following consummation of the Offer and subject to the satisfaction or waiver of certain conditions, Purchaser will merge with and into Alpine, upon the terms and subject to the conditions set forth in the Merger Agreement, with Alpine surviving as a wholly owned subsidiary of Vertex (the “Merger”). As a result of the Merger, Alpine will cease to be a publicly traded company. The transaction is expected to close in the second quarter of 2024, subject to certain closing conditions, including the tender of the majority of our outstanding shares of common stock, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions. The Offer is described in a Tender Offer Statement on Schedule TO (as may be amended or supplemented from time to time, the “Schedule TO”), which was filed by Purchaser and Vertex with the Securities and Exchange Commission (the “SEC”) on April 22, 2024.
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
The accompanying condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited. The interim financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all normal recurring adjustments necessary for a fair statement of our financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024. The results of our operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.
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
Investments
Our investments include funds invested in highly liquid money market funds, U.S. Treasury bills, U.S. agency securities, and corporate debt securities and commercial paper with contractual maturities of less than two years. These investments are classified as available-for-sale debt securities, which are recorded at fair value based on quoted prices in active markets for Level 1 assets, and based on market pricing and other observable market inputs for similar securities for Level 2 assets. We classify our investments maturing within one year of the reporting date as short-term investments.
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
The net loss per share for the three months ended March 31, 2024 reflects the increase in shares outstanding related to the November 2023 issuance of 9,791,832 shares of common stock in an underwritten public offering, including the subsequent partial exercise of the underwriters’ over-allotment option, 919,413 shares of common stock sold under our at-the-market offering in June 2023, and the issuance of 7,605,550 shares of common stock resulting from warrants exercised during 2023 and through March 31, 2024. The increase in the number of shares outstanding impacts the comparability of our net loss per share for each period.
The common stock issuable upon the conversion or exercise of the following dilutive securities has been excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive. Diluted net loss per share, therefore, is the same as basic net loss per share for the periods presented.

	March 31,
	2024	2023
	(unaudited)
Warrants to purchase common stock	2,943,918	7,129,921
Stock options and restricted stock units outstanding	9,108,538	8,694,253
Total	12,052,456	15,824,174
4. Cash Equivalents and Investments
The amortized cost and fair value of our cash equivalents and investments are as follows (in thousands):

	March 31, 2024
	(unaudited)
Assets:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Money market funds	$27,171	$—	$—	$27,171
U.S. treasury bills	201,211	42	(125)	201,128
U.S. agency securities	31,025	—	(85)	30,940
Corporate debt securities and commercial paper	97,060	46	(75)	97,031
Total	$356,467	$88	$(285)	$356,270

Classified as:
Cash equivalents				$27,171
Short-term investments				272,646
Long-term investments				56,453
Total				$356,270

	December 31, 2023
Assets:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Money market funds	$31,530	$—	$—	$31,530
U.S. treasury bills	217,857	377	(47)	218,187
U.S. agency securities	30,412	14	(57)	30,369
Corporate debt securities and commercial paper	84,425	91	(24)	84,492
Total	$364,224	$482	$(128)	$364,578

Classified as:
Cash equivalents				$40,531
Short-term investments				283,491
Long-term investments				40,556
Total				$364,578
All investments held as of March 31, 2024 and December 31, 2023 were classified as available-for-sale debt securities and consist of highly liquid funds with high credit ratings that, on their date of purchase, had a contractual maturity of two years or less. There were no realized losses on investments for the three months ended March 31, 2024 and 2023.

For investments in an unrealized loss position as of the respective balance sheet dates, the following table summarizes the fair value and gross unrealized losses by category, disaggregated by the length of time that individual debt securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2024
	(unaudited)
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury bills	$104,025	$(125)	$—	$—	$104,025	$(125)
U.S. agency securities	30,940	(85)	—	—	30,940	(85)
Corporate debt securities and commercial paper	67,561	(75)	—	—	67,561	(75)
Total	$202,526	$(285)	$—	$—	$202,526	$(285)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury bills	$12,779	$(25)	$6,994	$(22)	$19,773	$(47)
U.S. agency securities	26,248	(57)	—	—	26,248	(57)
Corporate debt securities and commercial paper	27,477	(24)	—	—	27,477	(24)
Total	$66,504	$(106)	$6,994	$(22)	$73,498	$(128)
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

As of March 31, 2024 and December 31, 2023, cash of $5.8 million and $3.4 million, respectively, is excluded from the fair value table below. We had no financial liabilities measured at fair value for the periods presented and the following tables summarize our financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	(unaudited)
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$27,171	$—	$—	$27,171
U.S. treasury bills	201,128	—	—	201,128
U.S. agency securities	—	30,940	—	30,940
Corporate debt securities and commercial paper	—	97,031	—	97,031
Total	$228,299	$127,971	$—	$356,270

	December 31, 2023
Assets:	Level 1	Level 2	Level 3	Total
Money market funds	$31,530	$—	$—	$31,530
U.S. treasury bills	218,187	—	—	218,187
U.S. agency securities	—	30,369	—	30,369
Corporate debt securities and commercial paper	—	84,492	—	84,492
Total	$249,717	$114,861	$—	$364,578
Our Level 2 assets consist of U.S. agency securities, corporate debt securities and commercial paper. We review trading activity and pricing for our available-for-sale securities as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data.
6. Additional Balance Sheet Information
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Prepaid research and development	$1,248	$1,025
Prepaid insurance	345	521
Prepaid other	454	327
Other receivables	501	582
Prepaid expenses and other current assets	$2,548	$2,455

Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Research and development services	$13,438	$12,838
Employee compensation	2,594	7,970
Legal and professional fees	653	283
Accrued other	206	96
Accrued liabilities	$16,891	$21,187

7. License and Collaboration Agreements
AbbVie Ireland Unlimited Company (“AbbVie”)
In June 2020, we entered into an option and license agreement with AbbVie (as amended, the “AbbVie Agreement”) for the development of ALPN-101 (“acazicolcept”), which grants AbbVie an exclusive option to take an exclusive license to acazicolcept (the “License Option”). In December 2023, we and AbbVie amended the AbbVie Agreement (the “AbbVie Amendment”) and agreed to stop enrollment in our global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE (“Synergy”) to allow for an early assessment of the study’s clinical trial data. Currently enrolled patients will be allowed to complete their study treatment protocol. Amended payment terms are discussed below.
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
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie also agreed to make cash payments upon our achievement of certain development milestones (the “Alpine Development Milestones”) up to an aggregate amount of $75.0 million, of which $45.0 million was achieved in 2021, and the remaining $30.0 million was removed under the AbbVie Amendment. If AbbVie exercises the License Option, they will pay a one-time cash payment of $10.0 million (reduced from $75.0 million under the AbbVie Agreement). Following the exercise of the License Option, AbbVie has furthermore agreed to make aggregate cash payments per the AbbVie Amendment of up to $153.8 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $337.5 million upon AbbVie’s achievement of certain sales-based cash milestones, collectively referred to as the “AbbVie Milestones.” Lastly, subsequent to commercialization, we are also eligible to receive mid-single-digit percentage royalties on worldwide net sales of licensed products.
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
Amgen Inc. (“Amgen”)
In December 2021, we entered into an exclusive license and collaboration agreement with Horizon Therapeutics Ireland DAC, subsequently acquired by Amgen, (the “Amgen Agreement”) for the development, manufacture, and commercialization of up to four preclinical candidates generated from our unique discovery platform. The agreement includes licensing of one of our existing preclinical biologic therapeutic programs (the “Existing Program”), as well as a research partnership to jointly develop candidates for up to three additional autoimmune and inflammatory disease programs for other designated biological targets (the “Research Programs”). These candidates include previously undisclosed multi-specific fusion protein-based therapeutic candidates for autoimmune and inflammatory diseases. We will advance candidate molecules to predefined preclinical milestones while Amgen will be responsible for the respective costs and, ultimately, Amgen will assume responsibility for development and commercialization activities and costs.

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
As of March 31, 2024, we completed our activities under the Existing Program and were supporting limited final activities required to complete the First Research Program. In January 2024, we received a termination notification from Amgen for the non-exclusive license to use the Second Research Program. A Third Research Program was not selected by the respective option deadline in 2023.
In addition, we are eligible to receive up to $381.0 million per program, or a total of approximately $762.0 million for the remaining programs, in future success-based payments related to development, regulatory and commercial milestones. Furthermore, we are eligible to receive tiered royalties from a mid-single digit percentage to a low double-digit percentage on global net sales. In addition to proceeds from the non-refundable upfront payment, we have recognized $2.1 million in research and development support provided by us through March 31, 2024.
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
Through March 31, 2024, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement, consisting of a $2.0 million upfront license payment received in June 2019, and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. Furthermore, through March 31, 2024, we have recorded $2.1 million in research support payments received in connection with research services completed by us. If respective pre-specified milestones for each of the two active research programs are achieved, we are eligible for downstream development and commercialization milestones of up to an aggregate amount of $105.0 million, and we are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.
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

	March 31, 2024	December 31, 2023
	(unaudited)
Contract Assets	$42	$167
Contract Liabilities	$10,227	$17,217

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
Collaboration revenue recognized in our accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), disaggregated by customer, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
AbbVie	$5,369	$5,598
Amgen	1,663	3,455
Adaptimmune	—	334
Total collaboration revenue	$7,032	$9,387
Revenue recognized during the period that was included in the opening contract liability balance was $7.0 million and $8.8 million for the three months ended March 31, 2024 and 2023, respectively.
8. Stockholders’ Equity
Warrants
During the three months ended March 31, 2024, we issued 1,694,282 net shares of common stock and received $17.6 million in proceeds in connection with exercises of 2,309,404 common stock warrants. In addition, we issued 3,199,879 shares of common stock in connection with the net exercise of 3,200,000 prefunded warrants.
In April 2024, we issued an additional 2,902,081 shares of common stock in connection with the net exercises of 2,902,127 prefunded warrants.
Equity Incentive Plans
On January 1, 2024, in connection with our 2018 Equity Incentive Plan (the “2018 Plan”) annual increase provision, a total of 1,500,000 additional shares were automatically added to the shares authorized under the 2018 Plan.
During the three months ended March 31, 2024, we granted 1,281,182 stock options with a weighted average exercise price of $24.94 per share, and restricted stock units (“RSUs”) for 463,705 shares under our 2018 Plan.
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

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Research and development	$2,049	$1,481
General and administrative	1,940	1,071
Total stock-based compensation expense	$3,989	$2,552

9. Income Taxes
We are subject to income taxes in the United States and Australia and our effective tax rate is calculated quarterly based upon current assumptions relating to the full year’s estimated operating results and various tax-related items. Each quarter an estimate of the annual effective tax rate is updated should we revise our forecast of earnings based upon our operating results. If there is a change in the estimated effective annual tax rate, a cumulative adjustment is made. Our effective tax rate was 0% for both the three months ended March 31, 2024 and 2023.
The differences between the effective rate of 0% and the U.S. federal statutory rate of 21% for the three months ended March 31, 2024 and 2023 were primarily due to recognizing a full valuation on our U.S. and foreign deferred tax assets and tax benefits relating to research and development tax credits.
As of March 31, 2024, we determined that, based on an evaluation of our sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic or foreign deferred tax assets would be realized and, therefore, we continued to record a full valuation allowance against both domestic and foreign deferred tax assets.
As of March 31, 2023, we determined that, based on an evaluation of our sources of income and all available evidence, both positive and negative, including our latest forecasts and cumulative losses in recent years, it was more likely than not that none of our domestic deferred tax assets would be realized and, therefore, we continued to record a full domestic valuation allowance. As of March 31, 2023, we determined that it was more likely than not that only a portion of our foreign deferred tax assets would be realized and have recorded a partial foreign valuation allowance. We did not record significant current tax liabilities or expense during the three months ended March 31, 2024 or 2023.
10. Related Party Transactions

Warrant Exercises
In April 2024, certain funds affiliated with one of our directors, which funds’ combined beneficial ownership exceeded 5%, exercised 2,902,127 prefunded warrants pursuant to a net exercise mechanism under the warrants.
In February 2024, certain of our stockholders whose beneficial ownership exceeded 5%, exercised 3,200,000 prefunded warrants pursuant to a net exercise mechanism under the warrants.
In January 2024, certain of our affiliates or stockholders whose beneficial ownership exceeded 5%, exercised 1,379,887 common stock warrants for proceeds of $17.6 million.
Related Party Tender and Support Agreements
In connection with the Merger Agreement, certain related parties, as discussed below, entered into Tender and Support Agreements in connection with the Offer. Each of Frazier Life Sciences VIII, L.P. and Frazier Life Sciences Public Fund, L.P. (together with Frazier Life Sciences VIII, L.P., the “Frazier Entities”); Decheng Capital China Life Sciences USD Fund III, L.P.; Decheng Capital Global Healthcare Fund (Master), LP; Alpine ImmunoSciences, L.P.; OrbiMed Private Investments VI, LP; and OrbiMed Genesis Master Fund, L.P. (collectively, the “Supporting Stockholders”), in each case in their capacity as our stockholder who, collectively, as of April 8, 2024, beneficially owned approximately 25.5% of the then outstanding Shares, entered into Tender and Support Agreements, which provide, among other things, that each of the Supporting Stockholders will tender into the Offer, and not withdraw, all outstanding Shares each Supporting Stockholder owns of record or beneficially (within the meaning of Rule 13d-3 promulgated under the Exchange Act) as of April 10, 2024 or that the Supporting Stockholders acquire record ownership or beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of after such date during the period from April 10, 2024 until the termination of the Tender and Support Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2023, included in our Annual Report on Form 10-K, or the “Annual Report”, filed with the SEC on March 20, 2024.
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements may be identified by words such as “believe,” “may,” “will,” “seek,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” or similar expressions, or the negative or plural of these words or expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:
•our pending merger with Vertex, including the potential benefits of the transaction for us and our stockholders and our expectations regarding our ability to satisfy required closing conditions under the Merger Agreement (as defined below), including, but not limited to, the tender of a minimum number of our outstanding shares of common stock in the related tender offer, the receipt of required regulatory approvals, or the failure to complete the Merger (as defined below) in a timely manner;
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
Merger Agreement
In April 2024, we entered into an agreement and plan of merger, or the Merger Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, and their wholly owned subsidiary, Adams Merger Sub, Inc., or Purchaser. On April 22, 2024, Purchaser commenced a cash tender offer, or the Offer, to acquire all of our issued and outstanding shares of common stock for $65.00 per share in cash, or the Offer Price. Following consummation of the Offer and subject to the satisfaction or waiver of certain conditions, Purchaser will merge with and into Alpine, upon the terms and subject to the conditions set forth in the Merger Agreement, with Alpine surviving as a wholly owned subsidiary of Vertex, which we refer to as the Merger. As a result of the Merger, Alpine will cease to be a publicly traded company. The transaction is expected to close in the second quarter of 2024, subject to certain closing conditions, including the tender of the majority of our outstanding shares of common stock, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary closing conditions. The Offer is described in a Tender Offer Statement on Schedule TO, as may be amended or supplemented from time to time, which we refer to as the Schedule TO which was filed by Purchaser and Vertex with the Securities and Exchange Commission, or the SEC, on April 22, 2024.
Autoimmune and Inflammatory Diseases
Povetacicept (ALPN-303)
ALPN-303, or povetacicept, is a dual antagonist of the B cell activating factor, or BAFF, and a proliferation inducing ligand, or APRIL, cytokines, which play key roles in the pathogenesis of multiple autoimmune diseases via their contribution to the activation, differentiation and/or survival of B cells, particularly antibody-secreting cells, as well as T cells and innate immune cells. Based upon an engineered transmembrane activator and CAML interactor, or TACI, domain, povetacicept has exhibited greater potency in preclinical in vitro studies versus wild-type TACI-based comparators, as well as other inhibitors of BAFF and/or APRIL alone and B cell depletion. In addition, povetacicept has been well-tolerated in preclinical in vivo models and exhibited superior pharmacokinetics and pharmacodynamics over wild-type TACI-Fc counterparts, including superior serum exposure, suppression of T-dependent antibody production, and/or serum immunoglobulins in mice and/or cynomolgus monkeys. In a randomized, placebo-controlled, first-in-human, Phase 1 study in adult healthy volunteers (NCT05034484), povetacicept was well tolerated at doses up to 960 mg, with dose-dependent pharmacokinetics and reductions in circulating immunoglobulins and antibody-secreting cells, supporting a convenient once every four-weeks dose regimen for subsequent studies. Broad development of povetacicept is planned across multiple autoimmune diseases, including IgA nephropathy, or IgAN, and other autoimmune kidney diseases, systemic lupus erythematosus, or SLE, and autoimmune cytopenias.

We believe povetacicept has the potential to become a development pipeline within a single product candidate, with significant market opportunity across multiple therapeutic areas including, but not limited to, nephrology, connective tissue diseases, such as lupus, hematology, neurology, and dermatology. Based on our encouraging clinical and nonclinical data, we have initiated a broad development plan with multiple clinical studies, including RUBY-3, an open-label, dose-ranging basket study in autoimmune glomerulonephritis including IgAN, lupus nephritis, renal ANCA-associated vasculitis, and primary membranous nephropathy; and RUBY-4, an open-label basket study in autoimmune cytopenias including immune thrombocytopenia, warm autoimmune hemolytic anemia, and cold agglutinin disease. Each of the indications in these basket studies has strong scientific rationale for povetacicept based on the importance of specific autoantibodies in disease pathogenesis, as well as high medical need.
Clinical data from RUBY-3 presented as a late breaking poster at the World Congress of Nephrology, or WCN, 2024 demonstrate that both povetacicept 80 mg and 240 mg administered once every four-weeks have been well tolerated and in IgAN both doses demonstrate highly encouraging improvements in urine protein-creatinine ratio, or UPCR, and disease biomarkers, with early evidence suggesting potential for disease remission, as defined as UPCR < 0.5 g/g, and ≥ 50% reduction in UPCR from baseline with stable renal function (≤ 25% reduction in eGFR, or estimated glomerular filtration rate, from baseline). Based on such data, we have completed a successful end of phase 2 meeting with the Food and Drug Administration, or FDA, supporting advancement to a registrational, placebo-controlled phase 3 study of povetacicept in IgA nephropathy, targeted in the second half of 2024. In addition, we plan to initiate DENALI, a phase 2 study of povetacicept in SLE.
Acazicolcept (ALPN-101)
ALPN-101, or acazicolcept, is a dual Inducible T cell Costimulator, or ICOS, and CD28 antagonist intended for the treatment of autoimmune and inflammatory diseases. Preclinical studies with acazicolcept have demonstrated efficacy in models of SLE, Sjögren’s syndrome, or SjS, arthritis, inflammatory bowel disease, multiple sclerosis, type 1 diabetes, uveitis, and graft versus host disease, or GVHD. We have evaluated acazicolcept in a Phase 1 healthy volunteer study and are currently evaluating acazicolcept in Synergy, a global, randomized, double-blind, placebo-controlled Phase 2 study of acazicolcept in adults with moderate-to-severe SLE. In June 2020, we entered into an Option and License Agreement, the AbbVie Agreement, with AbbVie Ireland Unlimited Company, or AbbVie, which grants AbbVie an exclusive option to take an exclusive license to acazicolcept, or the License Option. In December 2023, we and AbbVie amended the AbbVie Agreement, or the AbbVie Amendment, to stop enrollment in the Synergy study to allow for an early assessment of the study’s clinical trial data. In connection with the AbbVie Amendment, the License Option fee was reduced to $10.0 million, and other potential payments under the AbbVie Agreement related to future development, commercial and sales-based milestones, as well as sales-based royalties were reduced by 25%. The final analysis, after the last patient enrolled in Synergy completes their study protocol, is expected to occur by the end of 2024. Through March 31, 2024, we have received $105.0 million in non-refundable upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
In December 2021, we entered into an exclusive license and collaboration agreement, or the Amgen Agreement, with Amgen, Inc., or Amgen, which grants Amgen an exclusive license for the development, manufacture, and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery, and identification of additional compounds. As of March 31, 2024, we have substantially completed our deliverables under the First Research Program. We previously completed all our activities under the Existing Program and, in January 2024, we received a termination notification from Amgen for the non-exclusive license to use the Second Research Program. A Third Research Program was not selected by the respective option deadline in 2023. Under the terms of the Amgen Agreement, Amgen made an upfront payment to us of $25.0 million as well as an equity investment for which they paid $15.0 million, a 25% premium to the 30-day volume-weighted average share price as of December 9, 2021. In addition, we are eligible to receive up to $381.0 million per program, or a total of approximately $762.0 million for the remaining programs, in future success-based payments related to development, regulatory and commercial milestones as well as tiered royalties on global net sales.
Scientific Platform
Our scientific platform has also generated immune modulatory proteins with the potential of improving engineered cell therapies such as chimeric antigen receptor T cells, T cell receptor-engineered T cells, and tumor infiltrating lymphocytes. In May 2019, we signed a collaboration and license agreement with Adaptimmune Therapeutics plc, or Adaptimmune, to develop next-generation SPEAR™ T cell products which incorporate our secreted and transmembrane immunomodulatory protein

(termed SIP™ and TIP™) technologies. We intend to continue to leverage our existing pipeline and platform for internal development opportunities and to actively explore and evaluate potential value-creating partnering opportunities.
Operations
Our operations to date have been limited to business planning, raising capital, developing our platform technology, identifying potential immunotherapy candidates, clinical studies, and other research and development activities. To date, we have financed operations primarily through public offerings of common stock and warrants, private placements of common stock, warrants and convertible preferred stock, funds received from license and research agreements, debt financing and assets acquired upon the close of our merger with Nivalis Therapeutics Inc., or Nivalis. We do not have any products approved for sale and have not generated any product sales. Since inception and through March 31, 2024, excluding amounts borrowed through debt financing, we have raised an aggregate of approximately $690.3 million to fund operations, of which $454.2 million was from the sale of common stock and warrants, $142.8 million was through our license and collaboration agreements, $49.2 million was from the sale of convertible preferred stock, and $44.1 million in cash, cash equivalents, and investments acquired through the merger with Nivalis. As of March 31, 2024, we had cash, cash equivalents, restricted cash, and investments totaling $362.4 million.
Our net loss was $17.9 million and $13.3 million for the three months ended March 31, 2024 and 2023, respectively. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
We do not expect to generate product revenue unless and until we successfully complete development of, obtain marketing approval for, and commercialize our product candidates, either alone or in collaboration with third parties. We expect these activities will take a number of years and our success in these efforts is subject to significant uncertainty. Accordingly, we will need to raise additional capital prior to the regulatory approval and commercialization of any of our product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our operating activities through equity or debt financings, collaborations or licenses, lease transactions, or other available financing transactions. However, additional capital may not be available on reasonable terms, if at all, and if we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations.
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
The License Option available under the AbbVie Agreement is exercisable by AbbVie at any time and will expire 90 days from the delivery of an agreed-upon data package by us to AbbVie. If AbbVie exercises the License Option, AbbVie will take over the future development and commercialization. Prior to the exercise of the License Option, we will perform research and development services, including completing our remaining deliverables under the Synergy study, based on an agreed-upon development plan, or the Development Plan. We are fully responsible for all costs incurred to conduct the activities under the Development Plan, provided that, AbbVie may be responsible for increased costs under the Development Plan in connection with certain material amendments, if proposed by AbbVie. We are also responsible, at our sole cost and expense, for manufacturing and regulatory filings for acazicolcept necessary to complete activities under the Development Plan.
In June 2020, in connection with the execution of the AbbVie Agreement, AbbVie paid us a nonrefundable upfront payment of $60.0 million. Prior to the exercise of the License Option, AbbVie also agreed to make cash payments upon our achievement of certain development milestones, or the Alpine Development Milestones, up to an aggregate amount of $75.0 million, of which $45.0 million was achieved in 2021, and the remaining $30.0 million was removed under the AbbVie Amendment. If AbbVie exercises the License Option, they will pay a one-time cash payment of $10.0 million under the AbbVie Amendment (reduced from $75.0 million under the original AbbVie Agreement). Following the exercise of the License Option, AbbVie has furthermore agreed to make aggregate cash payments of up to $153.8 million upon AbbVie’s achievement of certain development and commercial milestones and additional aggregate cash payments of up to $337.5 million upon AbbVie’s achievement of certain sales-based milestones, collectively referred to as the AbbVie Milestones. Lastly, subsequent to commercialization, we are also eligible to receive mid-single-digit percentage royalties on worldwide net sales of licensed products.
Amgen
In December 2021, we entered into an exclusive license and collaboration agreement with Horizon Therapeutics Ireland DAC, subsequently acquired by Amgen, or the Amgen Agreement, which grants Amgen an exclusive license for the development, manufacture and commercialization of one Existing Program and up to three additional Research Programs generated from our libraries of proteins and molecules for research, discovery and identification of additional compounds.
As of March 31, 2024, we completed our activities under the Existing Program and were supporting limited final activities required to complete the First Research Program. In January 2024, we received a termination notification from Amgen for the non-exclusive license to use the Second Research Program. A Third Research Program was not selected by the respective option deadline.
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
Through March 31, 2024, we have recorded a total of $3.0 million in license payments under the terms of the Adaptimmune Agreement consisting of a $2.0 million upfront license payment received in June 2019 and an additional $1.0 million license fee upon Adaptimmune’s selection of an additional research program in June 2022. Furthermore, through March 31, 2024, we have recorded $2.1 million in research support payments received in connection with research services completed by us. If respective pre-specified milestones for each of the two active research programs are achieved, we are eligible for downstream development and commercialization milestones of up to an aggregate amount of $105.0 million, and we are also eligible to receive low-single digit percentage royalties on worldwide net sales of the applicable products.

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
Our significant accounting policies are more fully described in Note 2 of the accompanying condensed consolidated financial statements and in Note 2 to the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant or material changes in our significant accounting policies during the three months ended March 31, 2024, as compared to those disclosed in our Annual Report.
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
Results of Operations
Comparison of Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
Collaboration revenue	$7,032	$9,387	$(2,355)	(25)%
Operating expenses:
Research and development	22,457	19,581	2,876	15%
General and administrative	7,271	5,398	1,873	35%
Total operating expenses	29,728	24,979	4,749	19%
Loss from operations	(22,696)	(15,592)	(7,104)	46%
Other income (expense):
Interest income	4,781	2,418	2,363	98%
Interest expense	—	(70)	70	(100)%
Other, net	(3)	(22)	19	(86)%
Net loss	$(17,918)	$(13,266)	$(4,652)	35%

Collaboration Revenue
The following table summarizes our collaboration revenue by partner (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
AbbVie	$5,369	$5,598	$(229)	(4)%
Amgen	1,663	3,455	(1,792)	(52)%
Adaptimmune	—	334	(334)	(100)%
Total collaboration revenue	$7,032	$9,387	$(2,355)	(25)%
The $2.4 million, or 25%, decrease in collaboration revenue for the three months ended March 31, 2024, as compared to the same period in 2023 relates primarily to our Amgen Agreement. Revenue recognized under the Amgen Agreement decreased by $1.8 million, due to work progressing simultaneously during the 2023 period on our Second Research Program, which was completed in 2023, as well as on our First Research Program, which as of March 31, 2024, was also nearing completion. AbbVie revenue decreased by $0.2 million primarily due to lower contributed employee hours. All services related to our Adaptimmune collaboration were completed by June 2023.
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

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
Direct research and development expense by program:
Povetacicept	$8,267	$3,456	$4,811	139%
Acazicolcept	1,336	4,023	(2,687)	(67)%
Davoceticept	56	1,419	(1,363)	(96)%
Other	86	201	(115)	(57)%
Total direct research and development expense	9,745	9,099	646	7%
Indirect research and development expense by type:
Personnel-related costs	10,594	9,016	1,578	18%
Research and development supplies and services	1,062	723	339	47%
Allocated facility, equipment and other expenses	1,056	743	313	42%
Total indirect research and development expense	12,712	10,482	2,230	21%
Total research and development expense	$22,457	$19,581	$2,876	15%
Total research and development expense increased by $2.9 million, or 15%, for the three months ended March 31, 2024 as compared to the same period in 2023.
Direct research and development expense increased by $0.6 million, or 7%, for the three months ended March 31, 2024 as compared to the same period in 2023. Within direct program expenses, povetacicept costs increased by $4.8 million related to higher clinical trial, process development and manufacturing costs as we continue our RUBY studies. This increase was partially offset by a $2.7 million decrease in acazicolcept costs, which was primarily due to decreased manufacturing costs during the 2024 period, and a $1.4 million decrease in davoceticept costs, which was due to study closeout following the voluntary termination of enrollment in our NEON-1 and NEON-2 clinical studies in October 2022.

Indirect research and development expense increased by $2.2 million, or 21%, which primarily relates to higher personnel-related expenses.
General and Administrative Expenses
The $1.9 million, or 35%, increase in general and administrative expenses was primarily attributable to a $1.4 million increase in personnel-related expenses, which includes $0.9 million in higher non-cash stock-based compensation expense, and a $0.7 million increase in legal and professional services.
Interest Income
The $2.4 million increase in interest income was attributable to a higher average investments balance and higher yields on cash equivalents and investments during the three months ended March 31, 2024 as compared to the same period in 2023.
Interest Expense
The $0.1 million decrease in interest expense was due to our voluntarily early termination and pay off of our term loans with SVB in May 2023.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have financed our operations primarily through the sale of equity securities, payments received under our collaboration agreements, debt, and funds acquired upon the close of our merger with Nivalis. As of March 31, 2024, we had cash, cash equivalents, restricted cash, and investments totaling $362.4 million. Except for any obligations of our collaborators to make milestone payments under our agreements with them, we do not have any committed external sources of capital. Until such time as we can generate substantial product revenue, if ever, we expect to finance our cash needs through a combination of collaboration agreements and equity or debt financings.
Equity Financing Agreements
In November 2023, we entered into an underwriting agreement with Morgan Stanley & Co. LLC, Cowen and Company, LLC and Leerink Partners LLC, acting as representatives of the several underwriters named therein, or collectively, the 2023 Underwriters, pursuant to which we sold an aggregate of 9,791,832 shares of our common stock, or the 2023 Shares, and prefunded warrants to purchase 3,200,000 shares of common stock, or the 2023 Prefunded Warrants, in an underwritten public offering and subsequent partial exercise of the 2023 Underwriters’ over-allotment option, or the 2023 Public Offering, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-271517). The purchase price for each 2023 Share and 2023 Prefunded Warrant was $12.50 and $12.499 per share, respectively, for an aggregate purchase price of $162.4 million. The 2023 Prefunded Warrants have an exercise price of $0.001 per share and became fully exercisable upon the closing date. In connection with this offering, we received net proceeds of $152.2 million after deducting underwriting discounts, commissions and $0.4 million in offering costs.
In April 2023, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or TD Cowen, to sell shares of our common stock through an “at-the-market” equity offering for aggregate gross sales proceeds of up to $100.0 million. TD Cowen will act as the sales agent and will be entitled to compensation for services of up to 3.0% of the gross sales price per share of all shares sold through TD Cowen under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-271517), which was filed with the SEC on April 28, 2023 and declared effective on May 9, 2023. On May 11, 2023, we filed a final prospectus supplement with the SEC relating to the offer and sale of the shares pursuant to the Sales Agreement. As of March 31, 2024, we have sold 919,413 shares of common stock under the Sales Agreement for a price of $10.93 per share and received $10.0 million in gross proceeds. Offering costs of $0.4 million incurred in connection with this equity offering were netted against the gross proceeds within additional-paid-in-capital on our accompanying Condensed Consolidated Balance Sheets.
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
In May 2023, we voluntarily repaid in full the remaining outstanding carrying value of $1.4 million under our Term Loans, which consisted of $0.8 million in principal and final payments of $0.6 million, plus prorated accrued interest. As of March 31, 2024, we had no remaining balance outstanding under our Loan Agreement with SVB.
Cash Flows
The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net cash used in operating activities	$(27,690)	$(26,152)
Net cash (used in) provided by investing activities	(2,562)	28,350
Net cash provided by (used in) financing activities	19,351	(1,087)
Net cash used in operating activities:
Net cash used in operating activities was $27.7 million during the three months ended March 31, 2024, and consisted of our net loss of $17.9 million, and a net change of $11.2 million in our operating assets and liabilities. This was partially offset by $1.4 million in net non-cash adjustments, which primarily related to stock-based compensation, amortization of premiums and discounts on our investments, and depreciation.
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
Net cash used in investing activities was $2.6 million during the three months ended March 31, 2024, compared to $28.4 million cash provided by investing activities during the three months ended March 31, 2023. Net investing cash flows for both periods consisted primarily of purchases and maturities of our investments, and purchases of property and equipment, primarily lab equipment to support our research and development efforts.
Net cash provided by (used in) financing activities:
Net cash provided by financing activities was $19.4 million for the three months ended March 31, 2024 and consisted primarily of $17.6 million in proceeds from exercises of warrants and $1.8 million in proceeds from exercises of stock options.
Net cash used in financing activities was $1.1 million for the three months ended March 31, 2023 and consisted of $1.2 million in principal payments on our Term Loans, partially offset by proceeds received from the exercise of stock options.

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
•our ability to complete the Offer and Merger;
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
Based on our current plans and strategies, we anticipate our operating expenses will decrease as we do not plan to invest in commercializing our therapeutics candidates and plan to complete the Offer and Merger. We do not intend to pursue further funding and, instead, are seeking to complete the Offer and Merger with Vertex.
We have considered that our long-term operations anticipate continuing net losses and the need for potential equity or debt financing. We have also considered that new collaborations or selectively partnering our technology or programs may provide other sources of capital. However, there can be no assurances that additional funding or other sources of capital will be available on terms acceptable to us, or at all. If we are unable to timely complete the Offer and Merger, based on our current operating plan, we believe our available cash and cash equivalents and investments, will be sufficient to fund our planned level of operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing drug candidates in preclinical and clinical studies is costly, and the timing of progress in these studies remains uncertain. Further, inflation may affect our use of capital resources by increasing our cost of labor and clinical trial expenses. Our long-term funding requirements will consist of operational, capital, and manufacturing expenditures, including those contractual commitments described above. Because of the inherent risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our long-term anticipated preclinical studies and clinical trials.
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
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended March 31, 2024, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2, and our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. This report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. Except as otherwise noted, the following risk factors do not take into account the proposed Merger and assume that we remain a stand-alone company.
Risks Related to the Merger with Vertex
Our failure to complete the Merger in a timely manner or at all could have a material and adverse effect on our business, financial condition, results of operations, and stock price.
On April 10, 2024, we entered into the Merger Agreement with Vertex. Pursuant to the Merger Agreement, Purchaser commenced the Offer, which is initially scheduled to expire at one minute after 11:59 p.m., Eastern Time, on May 17, 2024, unless the expiration of the Offer is extended to a subsequent date in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the SEC, to purchase all of our issued and outstanding shares of common stock at a purchase price of $65.00 per share, net to the seller in cash, without interest thereon and subject to any applicable tax withholding, upon the terms and subject to the conditions set forth in the Offer to Purchase and the related Letter of Transmittal, and pursuant to the Merger Agreement. Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including (a) a majority of Shares then-outstanding upon the time at which Purchaser first irrevocably accepts for purchase the Shares tendered in the Offer, (b) the expiration or termination of the waiting period under the HSR Act, and the satisfaction of specified foreign regulatory clearances (but only to the extent such foreign clearances are required), (c) the accuracy of our representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had a Company Material Adverse Effect and subject to other customary qualifications), and (d) the Company’s performance in all material respects of its obligations under the Merger Agreement. There can be no assurance that each of the conditions will be satisfied or that the Offer and the Merger will be completed in the currently contemplated timeframe on the proposed terms, or at all. The Offer and the Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain regulatory approvals from the requisite governmental entities;
•potential stockholder litigation and other potential legal and regulatory proceedings; and
•the failure to satisfy the other conditions to the completion of the Merger.
The Merger Agreement contains customary mutual termination rights for us and Vertex, as well as customary termination rights for the benefit of each party, in each case which could prevent the consummation of the Offer and the Merger. If the Offer and the Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:
•the trading price of our common stock may significantly decline if the Offer and the Merger are not completed to the extent that the market price of our common stock reflects positive market assumptions that the Offer and the Merger will be completed, and the related benefits will be realized;

•if the Merger Agreement is terminated under certain specified circumstances, we may be required to pay Vertex a termination fee of $173 million;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners, and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed;
•the attention of our management or employees may be diverted from ongoing operations during the pendency of the Offer and the Merger, including our ability to timely complete our internal financial reporting processes, for which we will have received little or no benefit if completion of the Offer and the Merger does not occur;
•the obligation to pay significant transaction costs, such as legal, accounting, and financial advisory costs that are not contingent on closing of the Offer and the Merger; and
•investor confidence in us could decline, stockholder litigation and other legal and regulatory proceedings could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders, and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Offer and the Merger.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
Our ability to complete the Offer and the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.
The obligation of Vertex to accept for payment Shares validly tendered pursuant to the Offer is subject to customary closing conditions, including: (a) a majority of Shares then-outstanding upon the time at which Purchaser first irrevocably accepts for purchase the Shares tendered in the Offer being tendered in the Offer, (b) the expiration or termination of the waiting period under the HSR Act, and the satisfaction of specified foreign regulatory clearances (but only to the extent such foreign clearances are required), (c) the accuracy of our representations and warranties contained in the Merger Agreement (except, generally, for any inaccuracies that have not had a Company Material Adverse Effect and subject to other customary qualifications), and (d) the Company’s performance in all material respects of its obligations under the Merger Agreement. Although the consummation of the Offer and the Merger is not subject to a financing condition, there can be no assurance that all closing conditions will be satisfied (or waived, if applicable), and, if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of such satisfaction (or waiver, if applicable) or that the Offer and the Merger will be completed in a timely manner or at all.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability to solicit or negotiate any alternative acquisition proposal. The Merger Agreement contains certain termination rights for each of us, Vertex and Purchaser, including by either us or Vertex if the Offer shall not have closed on or before April 10, 2025, or by us to enter into an alternative transaction that constitutes a Superior Company Proposal (as defined in the Merger Agreement). Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Vertex a termination fee in the amount of $173 million. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Offer and the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and other costs that may become payable in certain circumstances under the Merger Agreement.

While the Offer and the Merger are pending, we are subject to contractual restrictions and other risks and uncertainties that could disrupt our business, divert management’s attention and adversely affect our ongoing business, results of operations, and financial condition.
Pursuant to the terms of the Merger Agreement, we are generally required to conduct our business in the ordinary course, subject to certain customary interim operating covenants. These covenants subject us to a variety of specified limitations, including limiting our ability, in certain cases, to enter into material contracts, acquire or dispose of assets, incur indebtedness, or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may inhibit our ability to take actions that we may consider advantageous, and may limit our ability to respond to future business opportunities and industry developments that may arise and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.
In addition, during the pendency of the Merger, we may be exposed to other risks and uncertainties that could adversely affect our business, results of operations, and financial condition, including:
•uncertainty regarding our future plans and strategy and changes to our policies and procedures;
•difficulties maintaining existing and/or establishing business relationships, including business relationships with significant partners;
•disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management’s attention and resources, increased media and regulatory attention and general uncertainty regarding the transaction, which may have a negative impact on our ongoing business operations and our financial results;
•our inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•our inability to pursue alternative business opportunities or make changes to our business pending the completion of the Offer and the Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur indebtedness (subject to certain exceptions), declare or authorize any dividend or distribution, or make certain material capital expenditures without Vertex’s approval;
•restrictions on our ability to solicit other acquisition proposals during the pendency of the Offer and the Merger;
•negative impacts on our business or the timing or success of the Merger arising from global and domestic economic and geopolitical trends and events, including recessionary fears, uncertainty in the global banking and financial services sectors, rising inflation, high interest rates, geopolitical conflicts in and around Ukraine, Israel and other areas of the world; and
•other developments beyond our control that may affect the timing or success of the Merger.
If any of these were to occur, regardless of whether the Merger is completed, there could be an adverse effect on our business, financial condition and results of operations, as well as the market price of our common stock. Whether or not the Merger is completed, the Offer and the Merger could cause disruptions to our business or business relationships with our existing and potential suppliers and others with whom we do business, and this could have an adverse impact on our operating results and business generally. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock and equity awards, the acceleration of equity awards upon consummation of the transactions and other interests. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 filed with the SEC on April 22, 2024, as may be amended or supplemented from time to time.
Legal or regulatory proceedings may arise in connection with the Merger, which could be costly, prevent the consummation of the Merger, divert management’s attention, and otherwise harm our business.
Regardless of the outcome of any future legal or regulatory proceedings related to the Merger, such proceedings may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. These costs and diversion of management’s attention and resources to address the claims and counterclaims in any legal or regulatory proceedings related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If any stockholder lawsuits challenging the Offer and the Merger are successful in obtaining an injunction prohibiting completion of the Offer and the Merger on the agreed-upon terms, such an injunction may delay the completion of the Offer and the Merger in the expected timeframe or may prevent the Offer and the Merger from being completed altogether. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any legal or regulatory proceedings related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and business partners, or otherwise harm our operations and financial performance.
As a result of the pending Merger, our current and prospective employees could experience uncertainty about their future with us or the surviving company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Vertex following the completion of the Merger.
As a result of the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us or with Vertex following the Merger, or decide that they do not want to continue their employment following the completion of the Merger, which may materially adversely affect our ability to retain and hire key personnel and other employees while the Offer and Merger are pending. Losses of key personnel could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, such termination could harm our ability to grow our business, execute on our business plans, or enhance our operations.
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
Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If these companies develop technologies or therapeutic candidates more rapidly than we do, or their technologies, including delivery technologies, are more effective, our ability to develop and successfully commercialize therapeutic candidates may be adversely affected. For additional information regarding our competitors and the competitive landscape, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2023 titled “Business—Competition.”
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
Our success is dependent, in part, on our collaborators’ efforts to develop our therapeutic candidates and, historically, our revenue has been primarily derived from our agreements with collaborators. For example, in June 2020, we entered into the AbbVie Agreement for the development of acazicolcept, which was amended in December 2023; and in December 2021, we entered into the Amgen Agreement pursuant to which we granted to Amgen rights to our Existing Program and we and Amgen agreed to collaborate in the discovery, research and preclinical development of up to three Research Programs for other designated biological targets. As of March 31, 2024 we have completed our activities under the Existing Program. We continue to support activities related to the First Research Program.

Pursuant to the terms of the AbbVie Agreement, we received an upfront payment of $60.0 million in cash. Prior to the exercise of the License Option, AbbVie also agreed to make aggregate payments of up to $75.0 million in development milestones, of which $45.0 million was achieved in the second quarter of 2021, and the remaining $30.0 million was removed under the AbbVie Amendment. Also under the AbbVie Amendment, we are eligible to receive $10.0 million if AbbVie exercises the License Option, and up to an aggregate of $491.3 million for certain development, commercial and sales-based milestones, and royalties on any future net sales. Through March 31, 2024, we have received $105.0 million in upfront and pre-option exercise development milestones as part of the AbbVie Agreement.
Pursuant to the AbbVie Agreement, as amended by the AbbVie Amendment, we have stopped enrollment of our Phase 2 study of acazicolcept in SLE, the Synergy study, and, once the last patient enrolled in the Synergy study has completed the study protocol, we will generate a data package in order for AbbVie to evaluate exercising its exclusive option, including all activities reasonably necessary to complete our obligations under the Synergy study. There can be no assurance that AbbVie will exercise its option, which would make achievement of future milestones and receipt of future royalties unattainable. If AbbVie exercises its option, our realization of additional milestones and royalty payments will depend upon the efforts of AbbVie. If AbbVie fails to develop, obtain regulatory approval for, or ultimately commercialize acazicolcept or if AbbVie terminates the collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. For additional information regarding the AbbVie Agreement, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2023 titled “Business—Partnerships.”
Pursuant to the terms of the Amgen Agreement, we received an upfront payment of $25.0 million as well as an equity investment for which they paid $15.0 million. We are also eligible to receive milestone payments upon our achievement of certain preclinical, clinical and regulatory and commercialization milestones, up to an aggregate amount of $381.0 million per program, or a total of approximately $762.0 million for the remaining programs, if all milestones are met, as well as royalties on future product sales. Pursuant to the Amgen Agreement, we will conduct certain research activities under a research program; however, even though we have completed our activities under two programs under the Amgen Agreement, and even if we successfully perform our obligations under the remaining programs under the Amgen Agreement, there is no certainty that Amgen will continue the development of any of the programs, or, if development is continued, if such programs will ultimately succeed and receive regulatory approval. Amgen will have discretion in determining and directing its efforts and resources for future development activities and, if approval is obtained, commercialization and marketing of the approved drug. For example, Amgen declined to select one program by the respective option deadline and in January 2024 we received a termination notification from Amgen related to a completed fourth program. As a result, there can be no assurances that we will achieve additional milestones pursuant to the Amgen Agreement. For additional information regarding the Amgen Agreement, please refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2023 titled “Business—Partnerships.”
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities or contract with other organizations to provide these capabilities to us. We have used substantial funds to develop our therapeutic candidates and will require significant funds to conduct further research and development, preclinical testing, and clinical trials of our therapeutic candidates, to seek regulatory approvals for our therapeutic candidates, and to manufacture and market products, if any are approved for commercial sale. We have historically dedicated a significant portion of our resources to research and development, and we expect such expenses to continue to increase as we pursue the clinical development of povetacicept. Our research and development expenses could increase significantly in future periods, especially if we initiate a potential pivotal trial of povetacicept in IgAN and a phase 2 study in SLE in the second half of 2024 (subject to engagement with and approval from the FDA). As of March 31, 2024, we had $362.4 million in cash and cash equivalents, restricted cash, and investments. Based on our current operating plan, we believe our available cash and cash equivalents and investments will be sufficient to fund our planned level of operations, including anticipated capital expenditures, for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our therapeutic candidates are highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities, or the rate at which we will require such funds. We may expend our capital resources faster than we anticipate. To execute our business plan, we will need, among other things:
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
To date, we have financed our operations primarily through the sale of equity securities, debt, and payments received under our collaboration agreements. We will be required to seek additional funding in the future and may do so through a combination of public or private equity offerings, debt financings, credit and loan facilities, research collaborations, and license agreements, including pursuant to our Sales Agreement with Cowen and Company LLC, or TD Cowen, for the sale of our common stock, from time to time, through an “at-the-market” equity offering for up to $100.0 million in aggregate gross proceeds. As of March 31, 2024, we have sold 919,413 shares of common stock under the Sales Agreement for a price of $10.93 per share and have received gross proceeds of $10.0 million. Our ability to raise additional funds from these or other sources will depend on financial, economic, and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders.
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
We are a clinical-stage biopharmaceutical company, with a limited operating history, focused on developing treatments for autoimmune and inflammatory diseases. Since inception, we have devoted our resources to developing novel protein-based immunotherapies primarily using our proprietary directed evolution platform, which converts native immune system proteins into potential differentiated, multi-targeted therapeutics designed to modulate the immune system. We have had significant operating losses since inception. For the three months ended March 31, 2024, our net loss was $17.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. In addition, inflationary pressure could adversely impact our financial results. Our operating costs have increased, and may continue to increase, due to the continued inflationary environment. Our technologies and therapeutic candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies.
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
The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations, and prospects. The relationships our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our therapeutic candidates and technologies, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation, and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations, including significant competition in the Seattle employment market. As discussed above, the pendency of the Merger may exacerbate the challenges of attracting and retaining key personnel.
As our therapeutic candidates advance into clinical trials, we may experience difficulties in managing our growth and expanding our operations.
We have limited experience in therapeutic development and very limited experience with clinical trials of therapeutic candidates. As our therapeutic candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. For example, as we continue with the development of our product candidates, including povetacicept, we will need to hire additional personnel in clinical operations. We also must manage relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Furthermore, the challenges of managing growth may be exacerbated due to the pendency of the Merger.
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
As of March 31, 2024, we had $362.4 million in cash and cash equivalents, restricted cash, and investments; our investments primarily include highly liquid funds with a contractual maturity of each security of less than two years. We expect to continue to invest our excess cash in fixed income and other investments. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, an inability to access cash in these investments for a potentially meaningful period, or a complete loss of these investments, which would have a negative effect on our financial statements.
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
We have commissioned Section 382 studies, focused on our wholly owned operating company and subsidiary, AIS Operating Co., Inc., evaluating changes in ownership for periods from inception through December 31, 2023 and have concluded that we experienced ownership changes in 2016 and 2021, and as a result, our ability to use research and development tax credit and NOL carryforwards created prior to September 17, 2021 has been limited. While we continue to record a full valuation allowance for our domestic tax assets and have not reduced our research and development tax credit carryforwards as of March 31, 2024, the limitations could impact our ability to use the NOL carryforwards and research and development tax credits before expiration.
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our technology, including platform technology and therapeutic candidates and products, methods used to manufacture our therapeutic candidates and products, and methods for treating patients using our therapeutic candidates and products, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights, and to operate without infringing upon the proprietary rights of others. Our scientific platform and substantially all of our intellectual property have been developed internally. As of March 31, 2024, our patent portfolio consists of over 110 granted and registered patents, and over 220 pending patent applications. We may not be able to apply for patents on certain aspects of our technology, including therapeutic candidates and products, in a timely fashion or at all. Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our technology, including platform technology and therapeutic candidates and products, or to provide meaningful protection from our competitors. Moreover, the patent position of pharmaceutical and biotechnology companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent our current and future technology, including platform technology and therapeutic candidates and products, are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our competitive position in the market.
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
If we were to initiate legal proceedings against a third party to enforce a patent covering our technology, including therapeutic candidates and products, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including for example, patent ineligibility, lack of novelty, lack of written description, obviousness, or non-enablement. Recent cases, including the recent U.S. Supreme Court decision in Amgen Inc. v. Sanofi, may impact the claim scope of biological therapeutic products, including certain of our therapeutic candidates and products. Grounds for an unenforceability assertion could be an allegation someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain there is no invalidating prior art of which we and the patent examiner were unaware during prosecution, or that the patent claim scope meets the written description and enablement requirements. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology, including our platform technology and therapeutic candidates and products. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology, including our platform technology and therapeutic candidates and products, if competitors design around our protected technology, including our platform technology and therapeutic candidates and products, without legally infringing our patents or other intellectual property rights.
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
In conducting and/or enrolling patients in our current or future clinical trials, we are subject to restrictions relating to privacy, data protection and data security and may be subject to additional restrictions as our clinical operations expand. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches (initially to supervisory authorities and, if the breach is serious enough, to individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses, or EU SCCs, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, alone may not be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an executive order that introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the U.S. and which formed the basis of the EU-U.S. Data Privacy Framework, or DPF, as released on December 13, 2022. The European Commission adopted an adequacy decision regarding the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU SCCs and the UK Addendum to the EU SCCs to transfer personal data outside the EEA and the UK, including to the U.S., with respect to both intragroup and third party transfers. We expect legal complexity and uncertainty regarding international personal data transfers to continue. In particular, the DPF already has been the subject of a legal challenge, and we expect the DPF’s adequacy decision to face further challenges, and international transfers to the U.S. and to other jurisdictions to continue to be subject to enhanced scrutiny by regulators. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.
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
In addition, in California, the California Consumer Privacy Act, or CCPA, creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action in data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA significantly modified the CCPA and became effective January 1, 2023. The CPRA creates further uncertainty and may require us to incur additional costs and expenses. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation. For example, Colorado, Utah, Virginia and Connecticut all have enacted general privacy legislation that became effective in 2023, Florida, Montana, Oregon, and Texas have enacted general privacy legislation that becomes effective in 2024; Delaware, Iowa, Nebraska, New Jersey and Tennessee have enacted similar legislation that becomes effective in 2025; and Indiana has enacted similar legislation that becomes effective in 2026. The U.S. federal government also is contemplating federal privacy legislation. Several states have enacted laws that provide additional protection to consumer health data, including Washington, which enacted the My Health, My Data Act, which, among other things, provides for a private right of action, and Nevada and Connecticut, which have enacted similar laws. While certain of these laws exempt some data regulated by HIPAA and certain clinical trial data, they may increase our compliance costs and potential liability. These and other new laws that may be proposed or enacted could require us to modify our policies and practices and may increase our potential liability and adversely affect our business.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology, and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•the Offer, the Merger, the pendency of the Merger, perceptions regarding the Merger, or failure to complete the Offer and the Merger;
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
Our executive officers and directors together with their respective affiliates, beneficially own approximately 32% of our common stock as of March 31, 2024. As a result, if some of these persons or entities act together, they will have the ability to exercise significant influence over matters submitted to the stockholders for approval, including the election of directors, amendments to the certificate of incorporation and bylaws and the approval of any strategic transaction requiring the approval of the stockholders. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares. Some of these persons or entities who make up our principal stockholders may have interests different from other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
For example, in connection with our September 2021 private placement, we entered into a registration rights agreement with the private placement investors that required us to prepare and file a resale registration statement, which was declared effective by the SEC on November 19, 2021 and permits the resale by the private placement investors of approximately 6.5 million shares of our common stock as well as approximately 3.2 million shares of common stock issuable upon the exercise of prefunded warrants issued in the September 2021 private placement. We have in the past and may again in the future sell shares of our common stock to strategic partners in connection with collaboration agreements, as we did in December 2021 in connection with our agreement with Amgen. The shares subject to outstanding options and warrants and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options and warrants. As of March 31, 2024 we had exercisable options and warrants (including prefunded warrants) to purchase 4.8 million shares and 2.9 million shares, respectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Warrant Exercises
On April 26, 2024, we issued 2,902,081 shares of our common stock, $0.001 par value per share, to warrant holders upon their exercise of outstanding prefunded warrants to purchase an aggregate of 2,902,127 shares of our common stock, $0.001 par value per share, pursuant to a net exercise mechanism under the warrants. Each pre-funded warrant had an exercise price of $0.001 per share. The issuances of the shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof as an exchange with an existing security holder where no commission or other remuneration is paid or given for soliciting such exchange.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Alpine Immune Sciences, Inc., Vertex Pharmaceuticals Incorporated and Adams Merger Sub, Inc. dated April 10, 2024	8-K	001-37449	2.1	April 10, 2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended	8-K	001-37449	3.1	June 14, 2023

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-37449	3.1	January 26, 2023

10.1	Form of Tender Support Agreement	8-K	001-37449	10.1	April 10, 2024

10.2	Form of Frazier Tender and Support Agreement	8-K	001-37449	10.2	April 10, 2024

10.3+	Alpine Immune Sciences, Inc. Change of Control and Severance Policy, as amended and restated effective January 4, 2024	8-K	001-37449	10.1	January 5, 2024

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

+	Indicates a management contract or a compensatory plan, contract or arrangement.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Alpine Immune Sciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE IMMUNE SCIENCES, INC.
Date:	May 9, 2024	By:	/s/ Mitchell H. Gold, M.D.
		Name:	Mitchell H. Gold, M.D.
		Title:	Executive Chairman and Chief Executive Officer

ALPINE IMMUNE SCIENCES, INC.
Date:	May 9, 2024	By:	/s/ Paul Rickey
		Name:	Paul Rickey
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)

ALPINE IMMUNE SCIENCES, INC.
Date:	May 9, 2024	By:	/s/ U. Martin Fuhs
		Name:	U. Martin Fuhs
		Title:	Vice President, Finance and Chief Accounting Officer (principal accounting officer)